Form 10QSB
period 2007-03-31
QUAINT OAK BANCORP INC
filed 2007-06-27
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 000-52694

QUAINT OAK BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

607 Lakeside Drive, Southampton, Pennsylvania 18966

(Address of principal executive offices)

(215) 364-4059

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 27, 2007, no shares of the Issuer's common stock were issued and outstanding.*
__________________________
*	The Issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form SB-2 was declared effective by the SEC on May 14, 2007.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

Quaint Oak Bancorp, Inc. filed a registration statement on Form SB-2 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on May 14, 2007. The Registration Statement included financial statements for the year ended December 31, 2006. Therefore, the Company is filing Form 10-QSB pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the year reported in the Registration Statement.

INDEX

			Page
PART I	-	FINANCIAL INFORMATION

Item 1:		Financial Statements (Unaudited)	1

Item 2:		Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3:		Controls and Procedures	12

PART II	-	OTHER INFORMATION

Item 1:		Legal Proceedings	13

Item 2:		Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3:		Defaults upon Senior Securities	13

Item 4:		Submission of Matters to a Vote of Security Holders	13

Item 5:		Other information	13

Item 6:		Exhibits	13

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc., a Pennsylvania corporation, was formed in connection with the conversion of Quaint Oak Savings Bank (the "Bank”), from the mutual to the stock form of organization. At March 31, 2007, Quaint Oak Bancorp, Inc. had no assets or liabilities and conducted no operations, and, therefore, the information presented in this report is for the Bank.

Quaint Oak Savings Bank

Balance Sheets

	At March 31,	At December 31,
	2007	2006
	(Unaudited)
ASSETS	(In Thousands)

Cash and cash equivalents	$4,344	$4,197
Investment in interest-earning time deposits	1,981	1,711
Investment in FHLB stock, at cost	252	263
Loans receivable, net of allowance for loan losses
March 31, 2007: $ 565; December 31, 2006: $575	53,769	54,553
Bank premises and equipment, net	44	46
Accrued interest receivable and other assets	493	436

Total Assets	$60,883	$61,206

LIABILITIES AND RETAINED EARNINGS

LIABILITIES
Deposits, interest-bearing	$55,311	$55,750
Advances from borrowers for taxes and insurance	513	587
Accrued interest payable and other liabilities	211	132

Total Liabilities	56,035	56,469

RETAINED EARNINGS	4,848	4,737

Total Liabilities and Retained Earnings	$60,883	$61,206

See accompanying notes to financial statements.

Quaint Oak Savings Bank

Statements of Income

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Interest Income	(In Thousands)
Loans receivable, including fees	$942	$870
Interest-earning deposits	76	34
Dividends	3	2

Total Interest Income	1,021	906

Interest Expense
Deposits	584	449
Short-term borrowings	-	5

Total Interest Expense	584	454

Net Interest Income	437	452

(Credit) Provision for Loan Losses	(10)	36

Net Interest Income after (Credit) Provision for Loan Losses	447	416

Other Income - Fees and service charges	8	2

Other Expenses
Salaries and employee benefits	157	106
Directors' fees and expenses	38	34
Occupancy and equipment	19	13
Professional fees	25	11
Other	34	34

Total Other Expenses	273	198

Income before Income Taxes	182	220

Income Taxes	71	85

Net Income	$111	$135

See accompanying notes to financial statements.

Quaint Oak Savings Bank

Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	(In Thousands)
Net Income	$111	$135
Adjustments to reconcile net income to net cash provided by
operating activities:
(Credit) provision for loan losses	(10)	36
Depreciation expense	3	3
Increase in accrued interest receivable and other assets	(57)	(34)
Increase in accrued interest payable and other liabilities	79	16

Net Cash Provided by Operating Activities	126	156

Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(270)	(266)
Purchase of property and equipment	(1)	-
Net (increase) decrease in Federal Home Loan Bank stock	11	(58)
Net (increase) decrease in loans receivable	794	(2,639)

Net Cash Provided by (Used in) Investing Activities	534	(2,963)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(439)	685
Increase in short-term borrowings	-	2,250
Decrease in advances from borrowers for taxes and insurance	(74)	(51)

Net Cash Provided by (Used in) Financing Activities	(513)	2,884

Net Increase in Cash and Cash Equivalents	147	77

Cash and Cash Equivalents - Beginning	4,197	1,791

Cash and Cash Equivalents - Ending	$4,344	$1,868

Supplementary Cash Flows Information
Income taxes paid	$16	$51
Interest paid	$596	$577

See accompanying notes to financial statements.

Quaint Oak Savings Bank

Notes to Financial Statements

Note 1 - Basis of Presentation

On February 15, 2007, the Board of Trustees of the Bank approved a Plan of Conversion pursuant to which the Bank will be converting from a Pennsylvania mutual savings bank to a Pennsylvania stock chartered savings bank to be known as "Quaint Oak Bank", which will be a wholly owned subsidiary of our recently formed Pennsylvania-chartered corporation, Quaint Oak Bancorp, Inc. (the "Company" or "Quaint Oak Bancorp"). In connection with the Bank’s conversion, the Company will offer and sell shares of its common stock to eligible depositors of the Bank and, possibly, the public.

The Company’s common stock offered will be priced based upon the Company’s estimated proforma market value of the Bank as determined by an independent appraisal. Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the entire offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At March 31, 2007, approximately $69,000 of conversion costs had been incurred and deferred.

The Plan of Conversion was subject to the approval of the Bank’s depositors, which was obtained on June 25, 2007. Quaint Oak Bancorp has not commenced operations as of the date of this Form 10-QSB. Accordingly, these financial statements include the accounts of Quaint Oak Savings Bank.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America (GAAP) for interim information and with the instructions to SEC Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2006 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Savings Bank’s 2006 Financial Statements included in Quaint Oak Bancorp, Inc.’s Registration Statement on Form SB-2, as amended. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Quaint Oak Savings Bank (the "Bank") operates under a state bank charter as a mutual savings bank. The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The area served by the Bank is principally Bucks County, Pennsylvania. The principal deposit products offered by the Bank are passbook savings accounts, capital investment accounts, and certificates of deposit. Loan products offered are fixed and adjustable rate mortgages, home equity loans, and lines of credit.

Quaint Oak Savings Bank

Notes to Financial Statements

Note 2 -New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”. Statement No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank was required to adopt the provisions of Statement No. 155, as applicable, beginning in fiscal year 2007. The adoption of Statement No. 155 did not have any impact on the Bank’s financial position and results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Statement No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Bank was the beginning of fiscal 2007. The adoption of Statement No. 156 did not have any effect on the Bank’s financial statements.

Effective January 1, 2007, the Bank adopted the provisions of the Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Bank’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Bank recognized no adjustment for unrecognized tax benefits during the three months ended March 31, 2007. Corporate tax returns for the years 2003 through 2006 remain open to examination by the taxing authorities.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Management is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the Bank’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Bank January 1, 2008. Management is evaluating the impact that the adoption of SFAS No. 159 will have on the Bank’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe," "estimate," "project," "expect," "anticipate," "intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur.

General

The Company was formed by the Bank in connection with the Bank’s Conversion and has not yet commenced operations. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the Conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, directors’ fees and expenses, office occupancy and equipment expense, professional fees and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

The accounting and financial reporting policies of Quaint Oak conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management's initial estimates. In addition, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. The realization of our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Quaint Oak's total assets decreased $323,000 or 0.5% to $60.9 million at March 31, 2007 compared to $61.2 million at December 31, 2006. This decrease was due primarily to a decrease in loans receivable, net of allowance for loan losses, offset by increases in cash and cash equivalents and investment in interest-earning time deposits.

Loans receivable, net, decreased $784,000 or 1.4% to $53.8 million at March 31, 2007 from $54.6 million at December 31, 2006. The decrease was due primarily to a $1.5 million or 4.9% decrease in one-to-four family residential loans partially offset by an increase in commercial real estate loans and commercial lines of credit of $680,000 and $227,000, respectively, from December 31, 2006. The decline in residential mortgages was primarily driven by a $1.0 million decrease in one-to-four family owner occupied loans and a $490,000 decrease in one-to-four family non-owner occupied loans. The decrease in one-to-four family owner occupied loans is consistent with Quaint Oak's strategy of diversifying its loan portfolio into higher yielding commercial loans products, while the overall decline in the loan portfolio reflects the general slow-down in loan demand during the quarter ended March 31, 2007.

Cash and cash equivalents increased $147,000 or 3.5% to $4.3 million at March 31, 2007 compared to $4.2 million at December 31, 2006 due to an increase in non-interest-earning demand deposits with other banks of $349,000, which was offset by a decrease in interest-earning deposits with other banks of $202,000.

Investment in interest-earning time deposits increased $270,000 or 15.8% to $2.0 million at March 31, 2007 compared to $1.7 million at December 31, 2006 as excess cash was channeled into this investment vehicle due to the general slow-down in loan demand during the quarter ended March 31, 2007.

Total deposits decreased $439,000 or 0.8% to $55.3 million at March 31, 2007 compared to $55.8 million at December 31, 2006. The decrease in interest-bearing deposits was attributed to a $393,000 or 0.9% decrease in certificates of deposits, as management made a decision to control deposit growth due to the general slow-down in loan demand.

Total equity increased $111,000 or 2.3% to $4.8 million at March 31, 2007 compared to $4.7 million at December 31, 2006, due solely to net income of $111,000 for the three months ended March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income amounted to $111,000 for the three months ended March 31, 2007, a decrease of $24,000 or 17.8% compared to net income of $135,000 for the three months ended March 31, 2006. The decline was due to a decrease in net interest income of $15,000 and an increase in non-interest expenses of $75,000, offset by a decrease in the provision for loan losses of $46,000, increase in non-interest income of $6,000 and a decrease in income taxes of $14,000.

Net interest income amounted to $437,000 for the three months ended March 31, 2007 compared to $452,000 for the three months ended March 31, 2006. The $15,000 or 3.3% decrease was due primarily to an increase in expense on interest-bearing liabilities of $130,000 offset by an increase in interest income on loans receivable and interest-earning deposits with other banks of $72,000 and $42,000, respectively.

The average interest rate spread declined from 2.90% for the three months ended March 31, 2006 to 2.60% for the three months ended March 31, 2007 while average net interest-earning assets increased from $4.4 million to $4.5 million for the same periods. Average interest-earning assets to average interest-bearing liabilities was 108.13% for the three months ended March 31, 2007 and 108.37% for the three months ended March 31, 2006. The decrease in the average interest rate spread reflects the increase in average rate paid on interest bearing liabilities from 3.46% for the three months ended March 31, 2006 to 4.21% for the three months ended March 31, 2007 outpacing the increase in the average yield on interest-earning assets from 6.36% to 6.81% during the same periods. Net interest margin was 2.91% and 3.17% for the three months ended March 31, 2007 and 2006, respectively.

Interest income increased by $115,000 or 12.7% to $1.0 million for the three months ended March 31, 2007 compared to $906,000 for the three months ended March 31, 2006. The increase was due in large part to a higher yielding loan portfolio and to a lesser extent to an increase in the average balance of loans receivable which grew from $53.3 million at March 31, 2006 to $54.0 million at March 31, 2007. Also contributing to the increase in interest income was the increase in the average balance of interest-earning deposits from $3.5 million at March 31, 2006 to $5.8 million at March 31, 2007.

Interest expense increased by $130,000 or 28.6% to $584,000 for the three months ended March 31, 2007 compared to $454,000 for the three months ended March 31, 2006, primarily as a result of an increase in average rate and average balance of certificate of deposit accounts in a rising interest rate environment.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	Three Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in Thousands)
Interest-earning deposits	$5,782	$76	5.26%	$3,475	$34	3.91%
Loans receivable (1)	53,976	942	6.98	53,254	870	6.53
Other interest-earning assets	252	3	4.76	221	2	3.62
Total interest-earning assets	60,010	1,021	6.81%	56,950	906	6.36%
Non-interest-earning assets	1,043			701
Total assets	$61,053			$57,651
Interest-bearing liabilities:
Passbook accounts	$4,661	16	1.37	$7,053	24	1.36
Statement savings accounts	6,677	46	2.76	8,318	58	2.79
Certificate of deposit accounts	44,160	522	4.73	36,726	367	4.00
Total deposits	55,498	584	4.21	52,097	449	3.45
FHLB advances	-	-	-	453	5	4.42
Total interest-bearing liabilities	55,498	584	4.21%	52,550	454	3.46%
Non-interest-bearing liabilities	752			838
Total liabilities	56,250			53,388
Retained earnings	4,803			4,263
Total liabilities and retained earnings	$61,053			$57,651
Net interest-earning assets	$4,512			$4,400
Net interest income; average interest rate spread		$437	2.60%		$452	2.90%
Net interest margin (2)			2.91%			3.17%
Average interest-earning assets to
average interest-bearing liabilities			108.13%			108.37%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

As of March 31, 2007, management reduced the allowance for loan losses by $10,000 to $565,000 from $575,000 at December 31, 2006 based on evaluation of the allowance relative to such factors as the decreased volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2007. Net loans receivable decreased $784,000 or 1.4% from $54.6 million at December 31, 2006 to $53.8 million at March 31, 2007. No loans were charged off during the three months ended March 31, 2007. Non-performing loans amounted to $877,000 or 1.63% of net loans receivable at March 31, 2007, consisting of five loans, four of which are 90 days or more past due and one of which is on non-accrual status. The non-performing loans are primarily one-to-four family owner occupied residential loans and all are well-collateralized. Management does not anticipate any significant losses on these loans. Subsequent to March 31, 2007, non-performing loans increased to $1.4 million primarily as a result of one loan totaling $508,000 becoming more than 90 days past due. The subject loan is secured by an owner occupied single-family residence and the loan-to-value ratio is less than 50%. The Bank is pursuing its legal options and management does not anticipate any significant losses on this loan. The Bank anticipates placing approximately $1.2 million of the $1.4 million of non-performing assets on non-accrual status. If these loans had been on non-accrual status at March 31, 2007, interest income would have been negatively impacted by approximately $14,000. The allowance for loan losses as a percent of total loans receivable was 1.04% at March 31, 2007 and December 31, 2006.

Non-interest income, which consists of fees and service charges, amounted to $8,000 for the three months ended March 31, 2007 an increase of $6,000 compared to non-interest income of $2,000 for the three months ended March 31, 2006.

Non-interest expense increased $75,000 or 37.9% from $198,000 for the three months ended March 31, 2006 to $273,000 for the three months ended March 31, 2007. Salaries and benefits expense accounted for $51,000 of the increase as this expense increased 48.1% from $106,000 for the three months ended March 31, 2006 to $157,000 for the three months ended March 31, 2007, due primarily to increases in salary for the President and Chief Executive Officer and the hiring of a chief lending officer during the quarter. Also contributing to the quarter over quarter increase in non-interest expense was the increase in legal and auditing fees of $14,000.

The provision for income tax declined $14,000 from $85,000 as of March 31, 2006 to $71,000 for the three months ended March 31, 2007. Quaint Oak's effective tax rate was 39.0% and 38.6% for the three months March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Quaint Oak maintains levels of liquid assets deemed adequate by management. Its liquidity ratio averaged 10.60% for the quarter ended March 31, 2007. Quaint Oak Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Quaint Oak Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Quaint Oak's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Quaint Oak sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Quaint Oak invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Quaint Oak's cash and cash equivalents amounted to $4.3 million and $4.2 million at March 31, 2007 and December 31, 2006, respectively.

A significant portion of Quaint Oak's liquidity consists of interest earning deposits. Quaint Oak's primary sources of cash are net income, principal repayments on loans and increases in deposit accounts. If Quaint Oak requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds. At March 31, 2007, Quaint Oak had no advances from the Federal Home Loan Bank of Pittsburgh and had $38.8 million in borrowing capacity.

At March 31, 2007, Quaint Oak had outstanding loan commitments of $287,000 to originate loans. At March 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $30.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Quaint Oak intends to utilize its liquidity to fund its lending activities.

Quaint Oak is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively. At March 31, 2007, Quaint Oak exceeded each of its capital requirements with ratios of 7.94%, 12.55% and 13.83%, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we require collateral or other security to support financial instruments with off-balance sheet credit risk.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Quaint Oak Bank have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Quaint Oak Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Quaint Oak Bank's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Bank’s internal control over financial reporting during the Bank’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
2.1	Plan of Conversion of Quaint Oak Savings Bank (1)
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc. (1)
3.2	Bylaws of Quaint Oak Bancorp, Inc. (1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc. (1)
10.1	Employment Agreement by and between Robert T. Strong and Quaint Oak Savings Bank, as amended (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
__________________
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2007	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: June 27, 2007	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial officer)