Form 10QSB
period 2007-06-30
QUAINT OAK BANCORP INC
filed 2007-08-09
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 000-52964

QUAINT OAK BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2007, 1,388,625 shares of the Issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INDEX

			Page
PART I	-	FINANCIAL INFORMATION

Item 1:		Financial Statements (Unaudited)	1

Item 2:		Management’s Discussion and Analysis or Plan of Operation	7

Item 3:		Controls and Procedures	14

PART II	-	OTHER INFORMATION

Item 1:		Legal Proceedings	15

Item 2:		Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3:		Defaults upon Senior Securities	15

Item 4:		Submission of Matters to a Vote of Security Holders	15

Item 5:		Other information	15

Item 6:		Exhibits	16

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc., a Pennsylvania corporation, was formed in connection with the conversion of Quaint Oak Savings Bank (the "Bank"), from the mutual to the stock form of organization. On July 3, 2007 Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank, concurrent with the Quaint Oak Bancorp stock offering. Upon completion of the conversion and the offering, all of Quaint Oak Bank's stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's stock is, in turn, owned by the public. In connection with the conversion and offering, the Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds and contributed $7.1 million of equity to the Bank, which is not recognized in the financial statements included in this Form 10-QSB because the conversion and offering was not completed until after June 30, 2007. The balance of the proceeds was retained by Quaint Oak Bancorp for future capital needs. At June 30, 2007, the registrant was in organization, had engaged in no operations and had not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

Quaint Oak Savings Bank

Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2007	2006
ASSETS	(In Thousands)

Cash and cash equivalents	$2,026	$4,197
Investment in interest-earning time deposits	1,571	1,711
Investment in FHLB stock, at cost	253	263
Loans receivable, net of allowance for loan losses
June 30, 2007: $592; December 31, 2006: $575	56,230	54,553
Bank premises and equipment, net	43	46
Accrued interest receivable and other assets	772	436

Total Assets	$60,895	$61,206

LIABILITIES AND RETAINED EARNINGS

LIABILITIES
Deposits, interest-bearing	$55,250	$55,750
Advances from borrowers for taxes and insurance	623	587
Accrued interest payable and other liabilities	113	132
Total Liabilities	55,986	56,469

RETAINED EARNINGS	4,909	4,737

Total Liabilities and Retained Earnings	$60,895	$61,206

See accompanying notes to financial statements.

Quaint Oak Savings Bank

Statements of Income

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest Income	(In Thousands)
Loans receivable, including fees	$934	$956	$1,876	$1,826
Interest-earning deposits	67	29	143	63
Dividends	4	4	7	6

Total Interest Income	1,005	989	2,026	1,895

Interest Expense
Deposits	597	479	1,181	928
Short-term borrowings	--	33	--	38

Total Interest Expense	597	512	1,181	966

Net Interest Income	408	477	845	929

Provision for Loan Losses	28	36	18	72

Net Interest Income after Provision for Loan Losses	380	441	827	857

Non-Interest Income - Fees and service charges	9	9	17	11

Non-Interest Expense
Salaries and employee benefits	176	104	333	210
Directors' fees and expenses	42	35	80	69
Occupancy and equipment	20	12	39	25
Professional fees	18	10	43	21
Other	34	33	68	67

Total Non-Interest Expense	290	194	563	392

Income before Income Taxes	99	256	281	476

Income Taxes	38	99	109	184

Net Income	$61	$157	$172	$292

See accompanying notes to financial statements.

Quaint Oak Savings Bank

Statements of Cash Flows
	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	(In Thousands)
Net Income	$172	$292
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	18	72
Depreciation expense	7	5
Increase in accrued interest receivable and other assets	(336)	(37)
Decrease in accrued interest payable and other liabilities	(19)	(49)

Net Cash (Used in) Provided by Operating Activities	(158)	283

Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	140	253
Purchase of property and equipment	(4)	-
Net (increase) decrease in Federal Home Loan Bank stock	10	(104)
Net increase in loans receivable	(1,695)	(4,224)

Net Cash Used in Investing Activities	(1,549)	(4,075)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(500)	1,100
Increase in short-term borrowings	-	2,500
Increase in advances from borrowers for taxes and insurance	36	76

Net Cash (Used in) Provided by Financing Activities	(464)	3,676

Net Decrease in Cash and Cash Equivalents	(2,171)	(116)

Cash and Cash Equivalents - Beginning	4,197	1,791

Cash and Cash Equivalents - Ending	$2,026	$1,675

Supplementary Cash Flows Information
Income taxes paid	$197	$238
Interest paid	$1,176	$918

See accompanying notes to financial statements.

Note 1 - Basis of Presentation

On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”). In connection with the conversion Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank. Upon completion of the conversion and the offering, all of Quaint Oak Bank's stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's stock is, in turn, owned by the public. The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds. Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the entire offering. At June 30, 2007, approximately $321,000 of conversion costs had been incurred and deferred. The Company contributed approximately $7.1 million of the net proceeds to the Bank, which is not recognized in the financial statements included in this Form 10-QSB because the conversion and offering was not completed until after June 30, 2007. All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs. Quaint Oak Bancorp, Inc. had not commenced operations as of June 30, 2007. Accordingly, these financial statements include the accounts of Quaint Oak Savings Bank only.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America (GAAP) for interim information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2006 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Savings Bank’s 2006 Financial Statements included in Quaint Oak Bancorp, Inc.’s Registration Statement on Form SB-2, as amended. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

As of June 30, 2007, Quaint Oak Savings Bank (the "Bank") operated under a state bank charter as a mutual savings bank. Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank. The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision. The area served by the Bank is principally Bucks County, Pennsylvania. The principal deposit products offered by the Bank are passbook savings accounts, capital investment accounts, and certificates of deposit. Loan products offered are fixed and adjustable rate mortgages, home equity loans, and lines of credit.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” Statement No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Bank was the January 1, 2007. The adoption of Statement No. 156 did not have any effect on the Bank’s financial statements.

Effective January 1, 2007, the Bank adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Bank’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Bank recognized no adjustment for unrecognized tax benefits during the six months ended June 30, 2007. Corporate tax returns for the years 2003 through 2006 remain open to examination by the taxing authorities.

In May 2007, the FASB issued FAS Staff Position (“FSB”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Bank’s financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for the Bank January 1, 2008. Management is evaluating the impact that the adoption of Statement No. 159 will have on the Bank’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007 and had not yet commenced operations as of June 30, 2007. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which is now a wholly owned subsidiary of the Company. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation and employee benefits, directors’ fees and expenses, office occupancy and equipment expense, professional fees and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

The accounting and financial reporting policies of Quaint Oak conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management's initial estimates. In addition, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management's estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Quaint Oak's total assets decreased $311,000 or 0.5% to $60.9 million at June 30, 2007 compared to $61.2 million at December 31, 2006. This decrease was due primarily to a decrease in cash and cash equivalents and investment in interest-earning time deposits offset by an increase in loans receivable, net of allowance for loan losses.

Loans receivable, net, increased $1.6 million or 3.1% to $56.2 million at June 30, 2007 from $54.6 million at December 31, 2006. The increase was due primarily to a $1.9 million or 13.4% increase in commercial real estate loans and a $492,000 or 13.9% increase in home equity loans, partially offset by a $621,000 or 2.0% decrease in one-to-four family residential loans. The decline in residential mortgages was primarily driven by a $1.5 million decrease in one-to-four family owner occupied loans offset by an $892,000 increase in one-to-four family non-owner occupied loans. The decrease in one-to-four family owner occupied loans is consistent with Quaint Oak's strategy of diversifying its loan portfolio into higher yielding commercial loans products.

Cash and cash equivalents decreased $2.2 million or 51.7% to $2.0 million at June 30, 2007 compared to $4.2 million at December 31, 2006 as excess liquidity was used to fund loan growth.

Total deposits decreased $500,000 or 0.9% to $55.3 million at June 30, 2007 compared to $55.8 million at December 31, 2006. The decrease in interest-bearing deposits was primarily attributed to a $252,000 or 5.4% decrease in passbook savings accounts and a $336,000 or 9.3% decrease certificates of deposits, as management determined to control more costly deposit growth as a result of moderate loan demand.

Total equity increased $172,000 or 3.6% to $4.9 million at June 30, 2007 compared to $4.7 million at December 31, 2006, due solely to net income of $172,000 for the six months ended June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income amounted to $61,000 for the three months ended June 30, 2007, a decrease of $96,000 or 61.1% compared to net income of $157,000 for the three months ended June 30, 2006. The decline was primarily due to an increase in interest expense of $85,000 and an increase in non-interest expense of $96,000, offset by an increase in interest income of $16,000, a decrease in the provision for loan losses of $8,000 and a decrease in income taxes of $61,000.

Net interest income amounted to $408,000 for the three months ended June 30, 2007 compared to $477,000 for the three months ended June 30, 2006. The $69,000 or 14.5% decrease was due primarily to an increase in expense on interest-bearing liabilities of $85,000 and a decrease in interest income on loans receivable of $22,000, offset by an increase in interest income on interest-earning deposits with other banks of $38,000.

The average interest rate spread declined from 2.98% for the three months ended June 30, 2006 to 2.46% for the three months ended June 30, 2007 while average net interest-earning assets decreased from $4.2 million to $3.9 million for the same periods. Average interest-earning assets to average interest-bearing liabilities was 107.06% for the three months ended June 30, 2007 compared to 107.65% for the three months ended June 30, 2006. The decrease in the average interest rate spread reflects an increase in average rate paid on interest bearing liabilities from 3.75% for the three months ended June 30, 2006 to 4.31% for the three months ended June 30, 2007 offset by a slight increase in the average yield on interest-earning assets from 6.73% to 6.77% during the same periods. Net interest margin was 2.75% and 3.25% for the three months ended June 30, 2007 and 2006, respectively.

Interest income increased by $16,000 or 1.6% to $1.0 million for the three months ended June 30, 2007 compared to $989,000 for the three months ended June 30, 2006. The increase for the quarter was due primarily to the increase in the average balance of interest-earning deposits from $2.5 million for the three months ended June 30, 2006 to $4.4 million for the three months ended June 30, 2007, offset by decrease in the average balance of net loans receivable from $56.0 million to $54.7 million for the same periods.

Interest expense increased by $85,000 or 16.6% to $597,000 for the three months ended June 30, 2007 compared to $512,000 for the three months ended June 30, 2006. The increase in interest expense resulted primarily from an increase in the average balance of interest-bearing deposits from $52.0 million to $55.4 million for the three months ended June 30, 2006 and June 30, 2007, respectively, and an increase in the average rate paid on deposits from 3.69% to 4.31% for the same periods. The increase in the average rate is reflective of the competition for deposits in a rising interest rate environment.

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

	Three Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in Thousands)
Interest-earning deposits	$4,401	$67	6.09%	$2,459	$29	4.72%
Loans receivable (1)	54,697	934	6.83	55,953	956	6.83
Other interest-earning assets	253	4	6.32	346	4	4.62
Total interest-earning assets	59,351	1,005	6.77%	58,758	989	6.73%
Non-interest-earning assets	1,696			1,015
Total assets	$61,047			$59,773
Interest-bearing liabilities:
Passbook accounts	$4,502	16	1.42	$6,432	22	1.37
Statement savings accounts	6,559	45	2.74	7,242	51	2.82
Certificate of deposit accounts	44,375	536	4.83	38,291	406	4.24
Total deposits	55,436	597	4.31	51,965	479	3.69
FHLB advances	-	-	-	2,616	33	5.05
Total interest-bearing liabilities	55,436	597	4.31%	54,581	512	3.75%
Non-interest-bearing liabilities	704			772
Total liabilities	56,140			55,353
Retained earnings	4,907			4,420
Total liabilities and retained earnings	$61,047			$59,773
Net interest-earning assets	$3,915			$4,177
Net interest income; average interest rate spread		$408	2.46%		$477	2.98%
Net interest margin (2)			2.75%			3.25%
Average interest-earning assets to
average interest-bearing liabilities			107.06%			107.65%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Bank reduced the provision for loan losses from $36,000 for the quarter ended June 30, 2006 to $28,000 for the same period in 2007 based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2007. No loans were charged off during the three months ended June 30, 2007. Non-performing loans amounted to $1.4 million or 2.49% of net loans receivable at June 30, 2007, consisting of six loans, two of which are 90 days or more past due and still accruing interest and four of which are on non-accrual status. The non-performing loans are primarily one-to-four family owner occupied residential loans and all are well-collateralized. Management does not anticipate any significant losses on these loans. Three of the four loans were placed on non-accrual status during the quarter ended June 30, 2007, resulting in the reversal of $34,000 of previously accrued interest income. The allowance for loan losses as a percent of total loans receivable was 1.04% at June 30, 2007 and December 31, 2006.

Non-interest income, which consists of fees and service charges, amounted to $9,000 for the three months ended June 30, 2007 and 2006.

Non-interest expense increased $96,000 or 49.5% from $194,000 for the three months ended June 30, 2006 to $290,000 for the three months ended June 30, 2007. Salaries and benefits expense accounted for $72,000 of the increase as this expense increased 69.2% from $104,000 for the three months ended June 30, 2006 to $176,000 for the three months ended June 30, 2007, due primarily to increases in salary for the President and Chief Executive Officer and the hiring of a chief lending officer in the first quarter of 2007. Also contributing to the quarter over quarter increase in non-interest expense were increases in director’s fees and expenses, occupancy and equipment expenses and legal and auditing fees of $7,000, $8,000 and $8,000, respectively.

The provision for income tax declined $61,000 from $99,000 as of June 30, 2006 to $38,000 for the three months ended June 30, 2007 due to the decrease in pre-tax income. Quaint Oak's effective tax rate was 38.4% and 38.7% for the three months June 30, 2007 and 2006, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net income amounted to $172,000 for the six months ended June 30, 2007, a decrease of $120,000 or 41.1% compared to net income of $292,000 for the six months ended June 30, 2006. The decline was primarily due to an increase in interest expense of $215,000 and an increase in non-interest expense of $171,000, offset by an increase in interest income of $131,000, a decrease in the provision for loan losses of $54,000, an increase in non-interest income of $6,000 and a decrease in income taxes of $75,000.

Net interest income amounted to $845,000 for the six months ended June 30, 2007 compared to $929,000 for the six months ended June 30, 2006. The $84,000 or 9.0% decrease was due primarily to an increase in expense on interest-bearing liabilities of $215,000, partially offset by a $50,000 increase in interest income on loans receivable and an $80,000 increase on interest-earning deposits with other banks.

The average interest rate spread declined from 2.93% for the six months ended June 30, 2006 to 2.53% for the six months ended June 30, 2007 while average net interest-earning assets decreased from $4.4 million to $4.2 million for the same periods. Average interest-earning assets to average interest-bearing liabilities was 107.58% for the six months ended June 30, 2007 compared to 108.23% for the six months ended June 30, 2006. The decrease in the average interest rate spread reflects the combination of an increase in average rate paid on interest bearing liabilities from 3.61% for the six months ended June 30, 2006 to 4.26% for the six months ended June 30, 2007 outpacing the increase in the average yield on interest-earning assets from 6.54% to 6.79% during the same periods. Net interest margin was 2.83% and 3.20% for the six months ended June 30, 2007 and 2006, respectively.

Interest income increased by $131,000 or 6.9% to $2.0 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The increase resulted primarily from the increase in the average balance of interest-earning deposits from $3.1 million for the six months ended June 30, 2006 to $5.1 million for the three months ended June 30, 2007, and an increase in the yield on the loan portfolio from 6.69% to 6.90% during the same periods.

Interest expense increased by $215,000 or 22.3% to $1.2 million for the six months ended June 30, 2007 compared to $966,000 for the six months ended June 30, 2006. The increase in interest expense resulted primarily from an increase in the average balance of interest-bearing deposits from $52.0 million to $55.5 million for the six months ended June 30, 2006 and June 30, 2007, respectively, and an increase in the average rate paid on deposits from 3.56% to 4.26% for the same periods. The increase in the average rate is reflective of the competition for deposits in a rising interest rate environment.

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

	Six Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:	(Dollars in Thousands)
Interest-earning deposits	$5,078	$143	5.61%	$3,086	$63	4.08%
Loans receivable (1)	54,339	1,876	6.90	54,603	1,826	6.69
Other interest-earning assets	253	7	5.53	284	6	4.23
Total interest-earning assets	59,670	2,026	6.79%	57,973	1,895	6.54%
Non-interest-earning assets	1,380			739
Total assets	$61,050			$58,712
Interest-bearing liabilities:
Passbook accounts	$4,581	32	1.40	$6,743	46	1.36
Statement savings accounts	6,618	91	2.75	7,780	109	2.80
Certificate of deposit accounts	44,268	1,058	4.78	37,509	772	4.12
Total deposits	55,467	1,181	4.26	52,032	927	3.56
FHLB advances	-	-	-	1,534	39	5.03
Total interest-bearing liabilities	55,467	1,181	4.26%	53,566	966	3.61%
Non-interest-bearing liabilities	727			805
Total liabilities	56,194			54,371
Retained earnings	4,856			4,341
Total liabilities and retained earnings	$61,050			$58,712
Net interest-earning assets	$4,203			$4,407
Net interest income; average interest rate spread		$845	2.53%		$929	2.93%
Net interest margin (2)			2.83%			3.20%
Average interest-earning assets to
average interest-bearing liabilities			107.58%			108.23%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Bank reduced the provision for loan losses from $72,000 for the six months ended June 30, 2006 to $18,000 for the same period in 2007 based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2007. No loans were charged off during the six months ended June 30, 2007. See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006.”

Non-interest income, which consists of fees and service charges, amounted to $17,000 for the six months ended June 30, 2007; an increase of $6,000 compared to non-interest income of $11,000 for the six months ended June 30, 2006.

Non-interest expense increased $171,000 or 43.6% from $392,000 for the six months ended June 30, 2006 to $563,000 for the six months ended June 30, 2007. Salaries and benefits expense accounted for $123,000 of the increase as this expense increased 58.6% from $210,000 for the six months ended June 30, 2006 to $333,000 for the six months ended June 30, 2007, due primarily to increases in salary for the President and Chief Executive Officer and the hiring of a chief lending officer at the beginning of the first quarter of 2007. Also contributing to the quarter over quarter increase in non-interest expense were increases in director’s fees and expenses, occupancy and equipment expenses and legal and auditing fees of $11,000, $14,000 and $22,000, respectively.

The provision for income tax declined $75,000 from $184,000 as of June 30, 2006 to $109,000 for the six months ended June 30, 2007 due to the decrease in pre-tax income. Quaint Oak's effective tax rate was 38.8% and 38.7% for the six months June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Quaint Oak maintains levels of liquid assets deemed adequate by management. Quaint Oak Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Quaint Oak Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Quaint Oak's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Quaint Oak sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Quaint Oak invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. At June 30, 2007, Quaint Oak's cash and cash equivalents and investment in interest-earning deposits amounted to $2.0 million and $1.6 million, respectively.

Quaint Oak's primary sources of cash are net income, principal repayments on loans and increases in deposit accounts. If Quaint Oak requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds. At June 30, 2007, Quaint Oak had no advances from the Federal Home Loan Bank of Pittsburgh and had $35.7 million in borrowing capacity.

At June 30, 2007, Quaint Oak had outstanding loan commitments of $808,000 to originate loans. At June 30, 2007, certificates of deposit scheduled to mature in less than one year totaled $30.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. Quaint Oak intends to utilize its liquidity to fund its lending activities.

Quaint Oak is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively. At June 30, 2007, Quaint Oak exceeded each of its capital requirements with ratios of 8.04%, 12.11% and 13.38%, respectively.

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

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding Quaint Oak Bank have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Quaint Oak Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Quaint Oak Bank's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

.
PART II

ITEM 1. LEGAL PROCEEDINGS

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quaint Oak Bancorp's registration statement on Form SB-2 (File No. 141474) was declared effective by the SEC on May 14, 2007. On July 3, 2007 Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank, concurrent with the Quaint Oak Bancorp stock offering. Upon completion of the conversion and the offering, all of Quaint Oak Bank's stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's stock is, in turn, owned by the public. In connection with the conversion and offering, the Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds and contributed $7.1 million of equity to the Bank, which is not recognized in the financial statements included in this Form 10-QSB because the conversion and offering was not completed until after June 30, 2007. All further proceeds were retained by Quaint Oak Bancorp for future capital needs.

Ryan Beck & Co., Inc. ("Ryan Beck") was engaged to assist in the marketing of the common stock. For their services, Ryan Beck received a sales fee of $135,000. Expenses related to the offering were approximately $550,000, including the sales fee paid to Ryan Beck, none of which were paid to officers or directors of Quaint Oak Bancorp, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $13.3 million. As a result of completion of the offering, 1,388,625 shares of Quaint Oak Bancorp's common stock are outstanding as of July 31, 2007.

Initially, both Quaint Oak Bancorp and Quaint Oak Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

Quaint Oak Bancorp Inc.'s common stock is quoted on the OTC Bulletin Board under the trading symbol "QNTO."

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

Date: August 9, 2007	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial officer)