Form 10QSB
period 2007-09-30
QUAINT OAK BANCORP INC
filed 2007-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2007, 1,388,625 shares of the Issuer's common stock were issued and outstanding.

Transitional Small Business Disclosure Format:   Yes  ☐   No  ☒

INDEX

			Page
PART I	-	FINANCIAL INFORMATION

Item 1:		Financial Statements (Unaudited)	1

Item 2:		Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3:		Controls and Procedures	16

PART II	-	OTHER INFORMATION

Item 1:		Legal Proceedings	17

Item 2:		Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3:		Defaults upon Senior Securities	18

Item 4:		Submission of Matters to a Vote of Security Holders	18

Item 5:		Other information	18

Item 6:		Exhibits	18

SIGNATURES

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2007	2006
ASSETS	(In thousands)

Cash and cash equivalents	$12,685	$4,197
Investment in interest-earning time deposits	1,816	1,711
Investment securities held to maturity (fair value of $1,003)	1,004	-
Investment in Federal Home Loan Bank stock	232	263
Loans receivable, net of allowance for loan losses
September 30, 2007: $606; December 31, 2006: $575	56,589	54,553
Premises and equipment, net	52	46
Accrued interest receivable and other assets	502	436

Total Assets	$72,880	$61,206

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$54,318	$55,750
Advances from borrowers for taxes and insurance	345	587
Accrued interest payable and other liabilities	289	132
Total Liabilities	54,952	56,469

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued and outstanding
at September 30, 2007, and none issued or outstanding at December 31, 2006	14	-
Additional paid-in capital	13,337	-
Retained earnings	5,091	4,737
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(514)	-

Total Stockholders' Equity	17,928	4,737

Total Liabilities and Stockholders’ Equity	$72,880	$61,206

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income	(In thousands, except per share data)
Loans receivable, including fees	$999	$979	$2,875	$2,805
Short-term investments and investment securities held to maturity	192	27	335	90
Dividends	4	4	11	10

Total Interest Income	1,195	1,010	3,221	2,905

Interest Expense
Deposits	586	536	1,767	1,464
Short-term borrowings	--	11	--	49

Total Interest Expense	586	547	1,767	1,513

Net Interest Income	609	463	1,454	1,392

Provision for Loan Losses	14	36	32	108

Net Interest Income after Provision for Loan Losses	595	427	1,422	1,284

Non-Interest Income – Fees and service charges	9	7	26	18

Non-Interest Expense
Salaries	174	107	507	317
Directors' fees and expenses	44	36	124	105
Occupancy and equipment	19	14	58	39
Professional fees	26	11	69	32
Other	44	36	112	103

Total Non-Interest Expense	307	204	870	596

Income before Income Taxes	297	230	578	706

Income Taxes	115	89	224	273

Net Income	$182	$141	$354	$433

Earnings per share - basic	$0.14	NA	$0.14	NA

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2007 and 2006

(In thousands, except per share data)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Total Stockholders’ Equity

BALANCE – DECEMBER 31, 2006	$-	$-	$-	$4,737	$4,737

Net Income	-	-	-	354	354

Issuance of 1,388,625 shares of common stock at $10 per share, net	14	13,337	-	-	13,351
of offering costs of $535

Common stock acquired by ESOP	-	-	(514)	-	(514)

BALANCE – SEPTEMBER 30, 2007	$14	$13,337	$(514)	$5,091	$17,928

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities	(In thousands)
Net Income	$354	$433
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	32	108
Depreciation expense	11	8
Amortization of deferred loan fees and costs	7	(20)
Increase in accrued interest receivable and other assets	(66)	(82)
Increase (decrease) in accrued interest payable and other liabilities	157	(25)

Net Cash Provided by Operating Activities	495	422

Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(105)	514
Purchase of investment securities held to maturity	(1,004)	-
Purchase of property and equipment	(17)	(17)
Net decrease (increase) in Federal Home Loan Bank stock	31	(5)
Net increase in loans receivable	(2,075)	(3,795)

Net Cash Used in Investing Activities	(3,170)	(3,303)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(1,432)	3,184
Decrease in short-term borrowings	-	(500)
Proceeds from issuance of common stock, net	13,351	-
Acquisition of shares for ESOP	(514)	-
Decrease in advances from borrowers for taxes and insurance	(242)	(199)

Net Cash Provided by Financing Activities	11,163	2,485

Net Increase (Decrease) in Cash and Cash Equivalents	8,488	(396)

Cash and Cash Equivalents - Beginning	4,197	1,791

Cash and Cash Equivalents – Ending	$12,685	$1,395

Supplementary Cash Flows Information
Income taxes paid	$296	$334
Interest paid	$1,756	$1,436

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's stock is, in turn, owned by the public.  The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds.  Costs incurred in connection with the conversion and offering totaled $535,000 and were recorded as a reduction of the proceeds from the entire offering.    The Company invested approximately $7.1 million of the net proceeds in Quaint Oak Bank.  All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  All significant intercompany balances and transactions have been eliminated.

Prior to conversion, Quaint Oak Savings Bank (the "Bank") operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank. The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The area served by the Bank is principally Bucks County, Pennsylvania. The principal deposit products offered by the Bank are passbook savings accounts, statement savings accounts, and certificates of deposit.  Loan products offered are fixed and adjustable rate mortgages, home equity loans, and lines of credit.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America (GAAP) for interim information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2006 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Savings Bank’s 2006 Financial Statements included in Quaint Oak Bancorp, Inc.’s Registration Statement on Form SB-2, as amended.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Note 2 – Earnings per Share

Basic earnings per share for the three and nine months ended September 30, 2007 has been calculated based on net income of $182,000 from July 3, 2007 to September 30, 2007 (the period during which the common stock was outstanding) and 1,344,018 weighted average common shares outstanding from July 3, 2007 to September 30, 2007.  The number of shares outstanding for this calculation excludes unallocated ESOP shares.  Because the initial public offering was completed on July 3, 2007, per share results for the three and nine months ended September 30, 2006 would not be meaningful.

Note 3 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”.  Statement No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company was required to adopt the provisions of Statement No. 155, as applicable, beginning in fiscal year 2007.  The adoption of Statement No. 155 did not have any impact on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140.”  Statement No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company was January 1, 2007.  The adoption of Statement No. 156 did not have any effect on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes”.  The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized tax benefits during the nine months ended September 30, 2007.   Corporate tax returns for the years 2003 through 2006 remain open to examination by the taxing authorities.

In May 2007, the FASB issued FAS Staff Position (“FSB”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  Management is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  Statement No. 159 is effective for the Company January 1, 2008.

Management is evaluating the impact that the adoption of Statement No. 159 will have on the Company’s consolidated financial statements.

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities held to maturity at September 30, 2007 are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. government agency securities, held to maturity	$1,004	$-	$1	$1,003

Note 6 - Loan Receivable, net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Real estate loans:
One-to four-family residential:
Owner occupied	$17,655	$19,163
Non-owner occupied	12,695	11,800
Total one-to-four family residential	30,350	30,963

Multi-family residential	4,443	4,522
Commercial real estate	16,239	14,404
Construction	615	288
Commercial lines of credit	1,260	1,242
Total real estate loans	52,907	51,419

Consumer and other loans:
Loans secured by deposits	22	11
Home equity loans	4,149	3,535
Total consumer loans	4,171	3,546
Total loans	57,078	54,965
Plus (less):
Deferred loan fees and costs	117	163
Allowance for loan losses	(606)	(575)
Net loans	$56,589	$54,553

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 (in thousands):

	September 30, 2007	September 30, 2006
Balance, beginning of the year	$575	$491
Provision for loan losses	32	108
Charge-offs	(1)	(65)
Recoveries	-	-
(Charge-offs)/recoveries, net	(1)	(65)

Balance, end of period	$606	$534

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2007	December 31, 2006
Passbooks	$3,989	$4,702
Statement savings	5,866	6,752
Certificates of deposit	44,463	44,296
Total deposits	$54,318	$55,750

Note 8 – Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements. The ESOP is authorized to purchase 111,090 shares of common stock in the open-market which is 8% of the common stock issued in the public offering completed July 3, 2007, in an amount not to exceed the $1.1 million line of credit established by the Company for such purchases.  As of September 30, 2007, the ESOP purchased 57,000 shares of common in the open market for an aggregate price of $514,000 using the line of credit from the Company. The ESOP expects to purchase the remaining shares in the open-market over time depending upon, among other things, market conditions.  After all the shares have been purchased, the line of credit will be converted to a term loan.  The line of credit bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid in equal quarterly installments over 15 years, after the line of credit converts to a term loan.  The line of credit is and the loan will be secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in the Consolidated Balance Sheet until released for allocation to participants.  Unallocated shares will only be released after the line of credit converts to a term loan.  As the loan is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s compensation to the total compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average fair market value of the shares, and the shares become outstanding for earnings per share computations.  As of September 30, 2007 the ESOP held 57,000 unallocated shares of Company common stock with an aggregate fair value of $514,000 and no shares were committed to be allocated among eligible participants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words "believe,""estimate,""project,""expect,""anticipate,""intend" or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur.

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations initially are dependent primarily on the results of the Bank, which is now a wholly owned subsidiary of the Company.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, professional fees and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

The Company’s total assets increased $11.7 million or 19.1% to $72.9 million at September 30, 2007 compared to $61.2 million at December 31, 2006.  This increase was due primarily to $13.4 million in net proceeds received from the Company’s stock offering completed on July 3, 2007.  Cash and cash equivalents increased $8.5 million, investment securities increased $1.0 million and loans receivable, net of allowance for loan losses increased 2.0 million during the first nine months of 2007.

Cash and cash equivalents increased $8.5 million or 202.2% to $12.7 million at September 30, 2007 compared to $4.2 million at December 31, 2006.  This increase, along with the $1.0 million increase in U.S. government agency securities, was driven by the net proceeds received from the Company’s stock offering completed July 3, 2007.  The company has invested most of these funds in interest-earning demand deposits and money market accounts with various commercial financial institutions.

Loans receivable, net, increased $2.0 million or 3.7% to $56.6 million at September 30, 2007 from $54.6 million at December 31, 2006. The increase was due primarily to a $1.8 million or 12.7% increase in commercial real estate loans, and a $614,000 or 17.4% increase in home equity loans, partially offset by a $613,000 or 2.0% decrease in one-to-four family residential loans.  The decline in residential mortgages was primarily driven by a $1.5 million decrease in one-to-four family owner occupied loans offset by an $895,000 increase in one-to-four family non-owner occupied loans.  The decrease in one-to-four family owner occupied loans is consistent with Quaint Oak's strategy of diversifying its loan portfolio into higher yielding commercial loans products.

Total deposits decreased $1.4 million or 2.6% to $54.3 million at September 30, 2007 compared to $55.8 million at December 31, 2006.  The decrease in interest-bearing deposits was primarily attributed to a $713,000 or 15.2% decrease in passbook savings accounts and an $886,000 or 13.1% decrease in statement savings accounts, as management set interest rates at a level to control deposit growth as a result of moderate loan demand.

        Total stockholders’ equity increased $13.2 million or 278.5% to $17.9 million at September 30, 2007 compared to $4.7 million at December 31, 2006.  The increase was due primarily to the $13.4 million of net proceeds received in the stock offering and net income of $354,000 for the nine months ended September 30, 2007, offset by the purchase of 57,000 shares of common stock in the open-market to fund our Employee Stock Ownership Plan (ESOP) for an aggregate purchase price of $514,000.  The ESOP is authorized to purchase in the open-market up to 8%, or 111,090 shares of the common stock issued in the public offering completed July 3, 2007, not to exceed the $1.1 million line of credit established by the Company for such purchases.  The ESOP expects to purchase the remaining shares in the open-market over time depending upon, among other things, market conditions.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net income amounted to $182,000 for the three months ended September 30, 2007, an increase of $41,000 or 29.1% compared to net income of $141,000 for the three months ended September 30, 2006.  The increase was primarily due to an increase in net interest income of $146,000 and a decrease in the provision for loan losses of $22,000, partially offset by an increase in non-interest expense of $103,000 and a $26,000 increase in income taxes.

The $146,000, or 31.5%, increase in net interest income for the three months ended September 30, 2007 over the comparable period in 2006 was due to an increase in interest income of $185,000 attributable to the growth in average interest-earning assets of $12.9 million, as the proceeds from the Company’s stock offering were invested primarily into short-term investments.  This increase in interest income was offset by a $39,000 increase in the interest expense on average interest-bearing liabilities.  The average net interest margin improved from 3.15% for the three months ended September 30, 2006 to 3.40% for the three months ended September 30, 2007 as average net interest-earning assets increased from $4.2 million to $17.9 million for the same periods.

The average interest rate spread declined from 2.87% for the three months ended September 30, 2006 to 2.32% for the three months ended September 30, 2007. The decrease in the average interest rate spread reflects the combination of an increase in average rate paid on interest bearing liabilities from 4.01% for the three months ended September 30, 2006 to 4.35% for the three months ended September 30, 2007 and a decrease in the average yield on interest-earning assets from 6.88% to 6.67% during the same periods.

Interest income increased by $185,000 or 18.3% to $1.2 million for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006.  The increase for the quarter was due primarily to the growth in the average balance of short-term investments and investment securities from $2.1 million for the three months ended September 30, 2006 to $15.4 million for the three months ended September 30, 2007 and to a lesser extent to an increase in the yield on average balance of net loans receivable from 6.95% to 7.13% for the same periods.

Interest expense increased by $39,000 or 7.1% to $586,000 for the three months ended September 30, 2007 compared to $547,000 for the three months ended September 30, 2006.  The increase in interest expense resulted primarily from an increase in the average rate paid on deposits from 3.98% for the three months ended September 30, 2006 to 4.35% for the same period ended September 30, 2007.  The increase in the average rate is reflective of the competition for deposits in a rising interest rate environment.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment
securities held to maturity	$15,393	$192	4.99%	$2,066	$27	5.23%
Loans receivable, net (1)	56,062	999	7.13	56,364	979	6.95
Other interest-earning assets	235	4	6.81	328	4	4.88
Total interest-earning assets	71,690	1,195	6.67%	58,758	1,010	6.88%
Non-interest-earning assets	971			1,065
Total assets	$72,661			$59,823
Interest-bearing liabilities:
Passbook accounts	$4,123	14	1.36%	$5,809	20	1.38%
Statement savings accounts	6,040	42	2.78	7,100	50	2.82
Certificate of deposit accounts	43,662	530	4.86	40,917	466	4.56
Total deposits	53,825	586	4.35	53,826	536	3.98
FHLB advances	-	-	-	695	11	6.33
Total interest-bearing liabilities	53,825	586	4.35%	54,521	547	4.01%
Non-interest-bearing liabilities	669			736
Total liabilities	54,494			55,257
Retained earnings	18,167			4,567
Total liabilities and retained earnings	$72,661			$59,824
Net interest-earning assets	$17,865			$4,237
Net interest income; average interest rate
spread		$609	2.32%		$463	2.87%
Net interest margin (2)			3.40%			3.15%
Average interest-earning assets to average
interest-bearing liabilities			133.19%			107.77%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Company reduced the provision for loan losses from $36,000 for the quarter ended September 30, 2006 to $14,000 for the same period in 2007 based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2007.  No loans were charged off during the three months ended September 30, 2007.  Non-performing loans amounted to $2.0 million or 3.53% of net loans receivable at September 30, 2007, consisting of nine loans, four of which are 90 days or more past due and still accruing interest and five of which are on non-accrual status.  The non-performing loans are primarily one-to-four family owner occupied residential loans and all are well-collateralized.  Management does not anticipate any significant losses on these loans.  One of the five loans was placed on non-accrual status during the quarter ended September 30, 2007, resulting in the reversal of $3,000 of previously accrued interest income. The allowance for loan losses as a percent of total loans receivable was 1.06% at September 30, 2007 and 1.04% at December 31, 2006.

        Non-interest income, which consists of fees and service charges, amounted to $9,000 and $7,000 for the three months ended September 30, 2007 and 2006, respectively.

Non-interest expense increased $103,000 or 50.5% from $204,000 for the three months ended September 30, 2006 to $307,000 for the three months ended September 30, 2007.  Salaries expense accounted for $67,000 of the change as this expense increased 62.6% from $107,000 for the three months ended September 30, 2006 to $174,000 for the three months ended September 30, 2007, due primarily to increases in salary for the President and Chief Executive Officer and the hiring of a chief lending officer in the first quarter of 2007.  Also contributing to the quarter over quarter increase in non-interest expense were increases in director fees and expenses, occupancy and equipment expenses and professional fees and other expenses of $8,000, $5,000, $15,000 and $8,000, respectively.

The provision for income tax increased $26,000 from $89,000 for the three months ended September 30, 2006 to $115,000 for the three months ended September 30, 2007 due to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 38.7% for the three months ended September 30, 2007 and 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net income amounted to $354,000 for the nine months ended September 30, 2007, a decrease of $79,000 or 18.2% compared to net income of $433,000 for the nine months ended September 30, 2006.  The decline was primarily due to an increase in non-interest expense of $274,000, offset by an increase in net interest income of $62,000, a decrease in the provision for loan losses of $76,000, an increase in non-interest income of $8,000 and a decrease in income taxes of $49,000.

Net interest income amounted to $1.5 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006.  The $62,000 or 4.5% increase was due primarily to a $316,000 increase in interest income on interest earning assets, offset by a $254,000 increase in interest expense on interest-bearing liabilities.

The average interest rate spread declined from 2.95% for the nine months ended September 30, 2006 to 2.31% for the nine months ended September 30, 2007 while average net interest-earning assets grew from $4.0 million to $10.2 million for the same periods.  Average interest-earning assets to average interest-bearing liabilities was 118.57% for the nine months ended September 30, 2007 compared to 107.39% for the nine months ended September 30, 2006.  The decrease in the average interest rate spread reflects the combination of an increase in average rate paid on interest bearing liabilities from 3.74% for the nine months ended September 30, 2006 to 4.29% for the nine months ended September 30, 2007 and the decrease in the average yield on interest-earning assets from 6.69% to 6.60% during the same periods.  Net interest margin was 2.98% and 3.21% for the nine months ended September 30, 2007 and 2006, respectively.

Interest income increased by $316,000 or 10.9% to $3.2 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006.  The increase resulted primarily from the growth in the average balance of short-term investments and investment securities from $2.4 million for the nine months ended September 30, 2006 to $9.9 million for the nine months ended September 30, 2007, and an increase in the yield on the loan portfolio from 6.78% to 6.98% during the same periods.

Interest expense increased by $254,000 or 16.8% to $1.8 million for the nine months ended September 30, 2006 compared to $1.5 million for the nine months ended September 30, 2006. The increase in interest expense resulted primarily from the growth in the average balance of interest-bearing deposits from $52.6 million to $54.9 million for the nine months ended September 30, 2006 and September 30, 2007, respectively, and an increase in the average rate paid on deposits from 3.71% to 4.29% for the same periods.  The increase in the average rate is reflective of the competition for deposits in a rising interest rate environment.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment
securities held to maturity	$9,945	$335	4.49%	$2,371	$90	5.06%
Loans receivable, net (1)	54,920	2,875	6.98	55,202	2,805	6.78
Other interest-earning assets	246	11	5.96	299	10	4.46
Total interest-earning assets	65,111	3,221	6.60%	57,872	2,905	6.69%
Non-interest-earning assets	726			1,219
Total assets	$65,837			$59,091
Interest-bearing liabilities:
Passbook accounts	$4,427	46	1.39%	$6,427	67	1.39%
Statement savings accounts	6,423	133	2.76	7,549	159	2.81
Certificate of deposit accounts	44,064	1,588	4.81	38,660	1,238	4.27
Total deposits	54,914	1,767	4.29	52,636	1,464	3.71
FHLB advances	-	-	-	1,255	49	5.21
Total interest-bearing liabilities	54,914	1,767	4.29%	53,891	1,513	3.74%
Non-interest-bearing liabilities	1,582			782
Total liabilities	56,496			54,673
Retained earnings	9,341			4,418
Total liabilities and retained earnings	$65,837			$59,091
Net interest-earning assets	$10,197			$3,981
Net interest income; average interest rate
spread		$1,454	2.31%		$1,392	2.95%
Net interest margin (2)			2.98%			3.21%
Average interest-earning assets to average
interest-bearing liabilities			118.57%			107.39%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Company reduced the provision for loan losses from $108,000 for the nine months ended September 30, 2006 to $32,000 for the same period in 2007 based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2007.  No loans were charged off during the nine months ended September 30, 2007.  Five loans were placed on non-accrual status during the nine month period ended September 30, 2007, resulting in the reversal of $42,000 of previously accrued interest income. See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006.”

Non-interest income, which consists of fees and service charges, amounted to $26,000 for the nine months ended September 30, 2007, an increase of $8,000 compared to non-interest income of $18,000 for the nine months ended September 30, 2006.

Non-interest expense increased $274,000 or 46.0% from $596,000 for the nine months ended September 30, 2006 to $870,000 for the nine months ended September 30, 2007.  Salaries expense accounted for $190,000 of the increase as this expense increased 59.9% from $317,000 for the nine months ended September 30, 2006 to $507,000 for the nine months ended September 30, 2007, due primarily to increases in salary for the President and Chief Executive Officer and the hiring of a chief lending officer at the beginning of the first quarter of 2007.  Also contributing to the period over period increase in non-interest expense were increases in director fees and expenses, occupancy and equipment expenses, professional fees and other expenses of $19,000, $19,000, $37,000 and $9,000, respectively.

The provision for income tax declined $49,000 from $273,000 as of September 30, 2006 to $224,000 for the nine months ended September 30, 2007 due to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 38.8% and 38.7% for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2007, the Company's cash and cash equivalents amounted to $12.7 million.  At such date the Company also had $1.8 million invested in interest-earning time deposits.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2007, the Company had commitments to originate loans of $432,000 and commitments under unused lines of credit of $723,000.

At September 30, 2007, certificates of deposit scheduled to mature in less than one year totaled $32.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, Quaint Oak Bank has significant borrowing capacity available to fund liquidity needs.  If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At September 30, 2007, the Bank had no advances from the Federal Home Loan Bank of Pittsburgh and had $36.5 million in borrowing capacity.

Our stockholders’ equity amounted to $17.9 million at September 30, 2007, an increase of $13.2 million from stockholders’ equity at December 31, 2006.  The increase was due primarily to the $13.4 million in net proceeds received from the Company’s initial public stock offering which was completed on July 3, 2007.  Approximately 53%, or $7.1 million, of these net proceeds were invested in Quaint Oak Bank.  The Bank has initially invested these proceeds in short-term, liquid investments to earn a market rate of return.  The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements.  The Bank’s long-term plan continues to be to leverage our capital through deposit and loan growth.

       A portion of the net proceeds from the stock offering retained by the Company have been used to fund a line of credit to the Company’s employee stock ownership plan (“ESOP”) to fund the purchase of shares.  As of September 30, 2007, $514,000 of a total of $1.1 million allocated for the purchase of shares for the ESOP has been funded.  The remaining net proceeds held by the Company have been invested in short-term, liquid investments and government agency securities to be held to maturity.

       Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2007, the Bank exceeded each of its capital requirements with ratios of 17.51%, 25.38% and 26.65%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our consolidated financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  The Company’s exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  In general, the Company requires collateral or other security to support financial instruments with off–balance sheet credit risk.  At September 30, 2007 and December 31, 2006, the Company had commitments to originate loans of $432,000 and $977,000, respectively, and commitments under unused lines of credit of $723,000 and $410,000, respectively.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The following table represents the purchasing activity of the Employee Stock Ownership Plan during the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2007 – July 31, 2007	- -	$	- -	- -	111,090
Month #2 August 1, 2007 – August 31, 2007	11,000		8.80	11,000	100,090
Month #3 September 1, 2007 – September 30, 2007	46,000		9.07	46,000	54,090
Total	57,000		$9.02	57,000	54,090

Notes to this table:

(a)
The Company's Employee Stock Ownership Plan is authorized to purchase up to a maximum of 111,090 shares of common stock, or 8.0% of the common stock sold in the initial public offering completed on July 3, 2007, as disclosed in the Company's prospectus dated May 14, 2007.

(b)	On July 27, 2007, the Company issued a press release announcing, among other items, that the aggregate purchase price of the 111,090 shares of common stock would not exceed $1,110,900.

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

Date:	November 14, 2007	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	November 14, 2007	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial officer)