Form 10-Q
period 2008-03-31
QUAINT OAK BANCORP INC
filed 2008-05-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 2008

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number: 000-52964

                        QUAINT OAK BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

           Pennsylvania                                                                                                                               35-2293957__       _______
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule
12b-2 of the Exchange Act. (Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 30, 2008, 1,388,625 shares of common stock were issued and outstanding.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1:                            Financial Statements:

Consolidated Balance Sheets as of March 31, 2008 and December
31, 2007 (Unaudited).……………………………………………................................................…..    1

Consolidated Statements of Income for the Three Months Ended
March 31, 2008 and 2007 (Unaudited)……………………………................................................…    2

Consolidated Statement of Stockholders’ Equity for
the Three Months Ended March 31, 2008 (Unaudited)…..................................................................    3

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2008 and 2007 (Unaudited)……………………................................................….    4

Notes to the Unaudited Consolidated Financial Statements)……................................................…...    5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations………………………………………….....................................................……. 14
Item 3: Quantitative and Qualitative Disclosures About Market Risk................................................................. 19

Item 4T: Controls and Procedures.................................................................................................................... 19

PART II - OTHER INFORMATION

Item 1:                           Legal Proceedings.............................................................................................................................   21

Item 1A:                        Risk Factors......................................................................................................................................   21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds............................................................... 21

Item 3: Defaults upon Senior Securities ......................................................................................................... 21

Item 4: Submission of Matters to a Vote of Security Holders........................................................................... 21

Item 5: Other information ............................................................................................................................. 21

Item 6: Exhibits............................................................................................................................................. 21

SIGNATURES

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2008	2007
ASSETS	(In thousands, except share data)

Due from banks, non-interest-bearing	$ 1,016	$ 1,220
Due from banks, interest-bearing	4,195	3,767
Cash and cash equivalents	5,211	4,987
Investment in interest-earning time deposits	1,716	1,835
Investment securities available for sale (cost-2008 $2,507; 2007 $2,001)	2,501	2,001
Investment securities held to maturity (fair value- 2008 $2,278; 2007 $2,265 )	2,252	2,253
Investment in Federal Home Loan Bank stock, at cost	241	237
Loans receivable, net of allowance for loan losses
2008 $704; 2007 $667	63,433	61,656
Premises and equipment, net	88	59
Accrued interest receivable and other assets	659	517

Total Assets	$76,101	$73,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$57,778	$55,261
Advances from borrowers for taxes and insurance	512	600
Accrued interest payable and other liabilities	143	127
Total Liabilities	58,433	55,988

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued and outstanding at March 31, 2008 and December 31, 2007	14	14
Additional paid-in capital	13,337	13,337
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(1,004)	(1,021)
Retained earnings	5,324	5,227
Accumulated other comprehensive loss	(3)	-

Total Stockholders' Equity	17,668	17,557

Total Liabilities and Stockholders’ Equity	$76,101	$73,545

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

For the Three Months Ended
March 31,
2008	2007
Interest Income	(In thousands, except share data)

Loans receivable, including fees	$1,049	$942
Short-term investments and investment securities	128	76
Dividends	3	3

Total Interest Income	1,180	1,021

Interest Expense

Deposits	612	584

Total Interest Expense	612	584

Net Interest Income	568	437

Provision (Credit) for Loan Losses	37	(10)

Net Interest Income after Provision (Credit) for Loan Losses	531	447

Non-Interest Income - Fees and service charges	11	8

Non-Interest Expense

Salaries and employee benefits	182	157
Directors’ fees and expenses	56	38
Occupancy and equipment	23	19
Professional fees	69	25
Regulatory	17	5
Advertising	8	11
Other	27	18

Total Other Expenses	382	273

Income before Income Taxes	160	182

Income Taxes	63	71

Net Income	$97	$111

Basic earnings per share	$0.08	NA

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2008			Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive ___Loss)	Total Stockholders’ Equity
(In thousands, except share data)	Common Stock
	Number of Shares	Amount						Comprehensive Income

BALANCE – DECEMBER 31, 2007	1,388,625	$14	$13,337	$(1,021)	$5,227	-	$17,557

Common stock allocated by ESOP	-	-	-	17			17

Net income	-	-	-		97	-	97	$97

Unrealized holding loss on securities available for sale, net of tax	-	-	-	-	-	$ (3)	(3)	(3)

Comprehensive income								$94

BALANCE – MARCH 31, 2008	1,388,625	$14	$13,337	$(1,004)	$5,324	$ (3)	$17,668

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended
March 31,
2008	2007
Cash Flows from Operating Activities	(In Thousands)

Net income	$97	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	37	(10)
Depreciation expense	6	3
Amortization of securities premiums	1	-
Amortization of deferred loan fees and costs	(2)	(6)
Compensation expense for ESOP	17	-
Increase in accrued interest receivable and other assets	(58)	(57)
Decrease in accrued interest payable and other liabilities	16	79

Net Cash Provided by Operating Activities	114	120

Cash Flows from Investing Activities

Net (increase) decrease in investment in interest-earning time deposits	119	(270)
Purchase of investment securities available for sale	(506)	-
Purchase of property and equipment	(35)	(1)
Net decrease (increase) in Federal Home Loan Bank stock	(4)	11
Net increase in loans receivable	(1,893)	800

Net Cash (Used in) Provided by Investing Activities	(2,319)	540

Cash Flows from Financing Activities

Net (decrease) increase in deposits	2,517	(439)
Increase in advances from borrowers for taxes and insurance	(88)	(74)

Net Cash Provided by (Used in) Financing Activities	2,429	(513)

Net Increase in Cash and Cash Equivalents	224	147

Cash and Cash Equivalents – Beginning of Period	4,987	4,197

Cash and Cash Equivalents – End of Period	$5,211	$4,344

Supplementary Disclosure of Cash Flow and Non-Cash Information:

Cash payments for interest	$623	$596
Cash payments for taxes	$60	$16
Transfer of loan to other real estate owned	$81	-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds.  Costs incurred in connection with the conversion and offering totaled $535,000 and were recorded as a reduction of the proceeds from the offering.  The Company invested approximately $7.1 million or 53.0% of the net proceeds in Quaint Oak Bank.  All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  All significant intercompany balances and transactions have been eliminated.

Prior to the conversion, Quaint Oak Savings Bank operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank.  The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The area served by the Bank is principally Bucks County, Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposits, passbook savings accounts, statement savings accounts and e-savings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, home equity loans, and lines of credit.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America (GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2007 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the three months March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2 – Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  FASB Statement No. 157 became effective for the Company on January 1, 2008.  See Note 9 to the unaudited consolidated financial statements for fair value measurement disclosures.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Recent Accounting Pronouncements (Continued)

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements before FSP FAS 157-2 is effective. The adoption of FSP FAS 157-2 did not have a significant impact on the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  Statement No. 159 is effective for the Company January 1, 2008.  The Company adopted FASB Statement No. 159 as of January 1, 2008, and has elected not to measure any assets or liabilities at fair value under the provisions of this statement.  The adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 as of January 1, 2008.  There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations”.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company is accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No 161, “Disclosures about Derivative Instruments and Hedging Activities-and amendment of FASB Statement No. 133” (Statement 161).  Statement No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contains within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an equity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSO includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 3 – Earnings per Share

Basic earnings per share for the three months ended March 31, 2008 has been calculated based on net income of $97,000 and 1,280,322 weighted average common shares outstanding for the three months ended March 31, 2008.  The number of shares outstanding for this calculation excludes unallocated ESOP shares.  Because the initial public offering was completed on July 3, 2007, per share results for the three months ended March 31, 2007 would not be meaningful.  The Company currently maintains a simple capital structure with no potential dilutive common shares outstanding.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 – Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) consist exclusively of unrealized gains and losses on available for sale securities.  For the three months ended March 31, 2008, unrealized holding losses were $6,000 with a related tax benefit of $3,000 for net other comprehensive loss of $3,000.  The Company had no items of other comprehensive income for the three months ended March 31, 2007.

Note 5 – Cash and Cash Equivalents

Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions.

Note 6 – Investment Securities

The amortized cost and fair value of investments securities available for sale and held to maturity at are summarized below (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage securities portfolio mutual fund	$507	$-	$(6)	$501
Auction market securities	2,000	-	-	2,000
	$2,507	$-	$(6)	$2,501

Held to Maturity:
U.S. Government agency securities	$2,252	$26	$-	$2,278

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage securities portfolio mutual fund	$501	$-	$-	$501
Auction market securities	1,500	-	-	1,500
	$2,001	$-	$-	$2,001

Held to Maturity:
U.S. Government agency securities	$2,253	$12	$-	$2,265

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6 – Investment Securities (Continued)

The $2.0 million of auction market securities is comprised of four securities, each with a par value of $500,000.  In February and March of 2008, each of auction market securities failed to settle at auction and are currently illiquid.  Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or sale of the security in a secondary market.  In the past, an auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts.  However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities.  An auction fails when there is insufficient demand for these securities.  However, this does not represent a default by the issuer of the auction market security.  Upon an auction failure, the interest rate does not reset at a market rate but instead resets based on a predetermined formula contained in the security.  The outstanding auction market securities at March 31, 2008 had an average weighted rate of 4.11%.

All of these securities carry an AAA rating and continue to earn interest at the contractual maximum rate with the exception of a Penn Higher Education security held by the Company at March 31, 2008.  The interest rate for this security reset to zero at the April 15, 2008 auction date based on a clause in the prospectus that cannot allow a yield higher than 4.0% over any three month period.  The previous two months rates for this security was 10.63% and 3.53%.

We cannot predict whether future auctions related to these securities will be successful.  As a result, the Company has assessed each failed auction and believes that none of the underlying issuers of its auction market securities are presently at risk for default or that such securities are impaired.  As such, the Company currently believes the carrying value of these auction market securities approximates their fair value.  If the issuers are unable to successfully close future auctions and their credit rating deteriorate, the Company will consider whether any future lack of liquidity in these securities has resulted in an other than temporary impairment of our auction market securities subsequent to March 31, 2008.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 - Loan Receivable, net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):
	March 31, 2008	December 31, 2007
Real estate loans:
One-to four-family residential:
Owner occupied	$16,810	$17,248
Non-owner occupied	17,444	15,757
Total one-to-four family residential	34,254	33,005

Multi-family residential	3,781	4,385
Commercial real estate	19,062	17,481
Construction	1,531	1,677
Commercial lines of credit	788	1,206
Home equity loans	4,572	4,431
Total real estate loans	63,988	62,185

Loans secured by deposits	56	36
Total loans	64,044	62,221

Deferred loan fees and costs	93	102
Allowance for loan losses	(704)	(667)
Net loans	$63,433	$61,656

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008	March 31, 2007
Balance, beginning of the year	$667	$575
Provision (credits) for loan losses	37	(10)
Charge-offs	-	-
Recoveries	-	-
(Charge-offs)/recoveries, net	-	-

Balance, end of period	$704	$565

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2008	December 31, 2007
Passbooks	$3,547	$3,659
Statement e-savings accounts	5,809	5,630
Certificates of deposit	48,422	45,972
Total deposits	$57,778	$55,261

Note 9 – Fair Value

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements beginning after November 15, 2007 and for interim periods within those fiscal years.

The primary effect SFAS 157 on the Company was to expand the required disclosures pertaining to the method used to determine fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures.  Investment securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record fair value other assets on a non-recurring basis, such as impaired loans, real estate owned and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write down of individual assets.

Under SFAS 157, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 -- Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 -- Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 -- Valuation  is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's own estimates of assumptions that market participants would use in pricing the assets.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Under SFAS No. 157, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets where there exits limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors.  Therefore, results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.  At March 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that used Level 3 measurements.

The following as a description of valuation methodologies used for assets recorded at fair value.

Investment securities available for sale – Investments securities available for sale are recorded at fair value on a recurring basis.  When available, we use quoted market price to measure fair value.  If market prices are not available, fair value measurements are typically obtained through third party data service providers or dealer market participants.  As of March 31, 2008, Level 1 securities include mutual funds and Level 2 securities include auction market securities.

Impaired loans – Impaired loans are accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114. Impaired loans carried at fair value decreased $159,000 during the quarter ended March 31, 2008 and the valuation allowance increased $77,000.

Other Real estate owned – Other real estate owned at March 31, 2008 includes one foreclosed commercial real estate loan.  Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure.  After foreclosure, valuations are periodically performed by the Company and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Fair value is generally based on independent third party appraisals of the properties.  These values are determined based on the sales prices of similar properties in the proximate vicinity. Our increase in other real estate owned during the quarter was due solely to additions of $81,000 to that category of asset. No valuation allowance or changes in value were recognized during the quarter.

The table below presents balances of assets measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
		(In Thousands)

Investment securities available for sale	$2,501	$501	$2,000	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9 – Fair Value (Continued)

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolio at March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
		(In Thousands)

Impaired loans	$427	$-	$-	$427
Other real estate owned	81	-	-	81

Total	$508	$-	$-	$508

Note 10 – Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements. Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s common stock issued in the public offering completed July 3, 2007 in the open market at an average price of $9.35 totaling $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid quarterly in equal installments over 15 years.  The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in the Consolidated Balance Sheet until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company recognized $17,000 of ESOP expense for the three months ended March 31, 2008.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total Assets. The Company’s total assets increased $2.6 million, or 3.5%, to $76.1 million at March 31, 2008 compared to $73.5 million at December 31, 2007.  This increase was driven primarily by a $2.5 million increase in deposits.  Cash and cash equivalents increased $224,000, investment securities increased $499,000 and loans receivable, net of allowance for loan losses increased $1.8 million for the quarter ended March 31, 2008.

Cash and Cash Equivalents. Cash and cash equivalents increased $224,000, or 4.5%, from $5.0 million at December 31, 2007 to $5.2 million at March 31, 2008, as part of the increase in deposits for the quarter were invested into highly liquid money market accounts.

Investment Securities.  Available for sale investment securities increased $500,000, or 25.0% from $2.0 million at December 31, 2007 to $2.5 million at March 31, 2008 driven primarily by the increase in deposits for the quarter.

Loans Receivable, Net. Loans receivable, net, increased $1.8 million, or 2.9%, to $63.4 million at March 31, 2008 from $61.7 million at December 31, 2007.  This increase was funded primarily by the increase in deposits during the quarter.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $1.7 million or 10.7% and commercial real estate loans which increased $1.6 million or 9.0%.  These increases were partially offset by decreases of $604,000 or 13.8% in multi-family residential, $438,000 or 2.5% in one-to-four family owner occupied loans, and $418,000 or 34.6% in commercial lines of credit.

Deposits. Total interest-bearing deposits increased $2.5 million, or 4.6%, to $57.8 million at March 31, 2008 compared to $55.3 million at December 31, 2007.  This increase was attributable to a $2.4 million increase in certificates of deposit and $179,000 increase in statement savings accounts and our new e-savings accounts, offset by a $112,000 decrease in passbook accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $111,000, or 0.6%, to $17.7 million at March 31, 2008.  This increase was primarily the result of the addition of net income for the three months ended March 31, 2008 of $97,000 combined with a decrease in unallocated shares held by the ESOP of $17,000 at March 31, 2008 compared to December 31, 2007 offset by an increase in the accumulated other comprehensive loss of $3,000 for the same period.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income.  Net income amounted to $97,000 for the three months ended March 31, 2008, a decrease of $14,000, or 12.6% compared to net income of $111,000 for the same period in 2007.  The decrease in net income on a quarter over quarter basis was a result of the increases in net interest income of $131,000 and non-interest income of $3,000, and a decline in income tax expense of $8,000, being offset by increases in the provision for loan losses of $47,000 and non-interest expense of $109,000.

Net Interest Income.  Net interest income increased $131,000, or 30%, to $568,000 for the three months ended March 31, 2008 from $437,000 for the comparable period in 2007.  The increase was primarily attributable to an increase in net average interest-earning assets of $13.2 million, offset, in part, by a 49 basis point decrease in the Company’s average interest rate spread to 2.11% for the three months ended March 31, 2008 from 2.60% for the comparable period in 2007.

Interest Income.  Interest income increased $159,000, or 15.6% for the three months ended March 31, 2008 from $1.0 million for the three months year ended March 31, 2007.  The increase resulted primarily from a $13.2 million increase in average interest earning assets which had the effect of increasing interest income by $207,000.  This increase was offset by a decrease $48,000 in interest income resulting from a 36 basis point decrease in the overall yield on interest earning assets to 6.45% for the three months ended March 31, 2008 from 6.81% for the three months ended March 31, 2007.  Average short-term investments and investment securities increased $5.5 million between the two periods along with a $7.7 million increase in average net loans receivable. The increase in short-term investments and investment securities was driven by the investment of the net proceeds received in the stock offering into these interest earning assets.  The average yields on short-term investments and investment securities decreased 72 basis points to 4.54% for the three months ended March 31, 2008 from 5.26% for the three months ended March 31, 2007.  The average yield on loans decreased to 6.80% from 6.98% for the 2008 and 2007 periods, respectively.

Interest Expense.  Interest expense increased by $28,000, or 4.8%, to $612,000 for the three months ended March 31, 2008 compared to the same period in 2007.  The increase resulted primarily from a $889,000 increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $26,000.  In addition, a 13 basis point increase in overall cost of interest bearing liabilities to 4.34% for the quarter ended March 31, 2008 from 4.21% for the quarter ended March 31, 2007, increased interest expense by $2,000.

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
	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities held to maturity	$11,276	$128	4.54%	$5,782	$76	5.26%
Loans receivable, net (1)	61,707	1,049	6.80	53,976	942	6.98
Other interest-earning assets	241	3	4.98	252	3	4.76
Total interest-earning assets	73,224	1,180	6.45%	60,010	1,021	6.81%
Non-interest-earning assets	1,526			1,043
Total assets	$74,750			$61,053
Interest-bearing liabilities:
Passbook accounts	$3,569	12	1.34%	$4,661	16	1.37%
Statement savings accounts	5,483	38	2.77	6,677	46	2.76
Certificate of deposit accounts	47,335	562	4.75	44,160	522	4.73
Total deposits	56,387	612	4.34	55,498	584	4.21
FHLB advances	-	-	-	-	-	-
Total interest-bearing liabilities	56,387	612	4.34%	55,498	584	4.21%
Non-interest-bearing liabilities	709			752
Total liabilities	57,096			56,250
Retained earnings	17,654			4,803
Total liabilities and retained earnings	$74,750			$61,053
Net interest-earning assets	$16,837			$4,512
Net interest income; average interest rate spread		$568	2.11%		$437	2.60%
Net interest margin (2)			3.10%			2.91%
Average interest-earning assets to average interest-bearing liabilities			129.86%			108.13%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Company increased its provision for loan losses by $47,000, from a credit of $10,000 for the quarter ended March 31, 2007 to $37,000 for the same period in 2008, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2008.  No loans were charged off during the three months ended March 31, 2008.  Non-performing loans amounted to $2.6 million, or 4.10% of net loans receivable at March 31, 2008, consisting of eight loans, two of which are 90 days or more past due and still accruing interest and six of which are on non-accrual status.  The non-performing loans include commercial real estate, one-to-four family owner occupied residential, and multi-family residential loans and all are generally well-collateralized.  Impaired loans of $520,000 included in non-performing loans had a specific valuation allowance of $93,000. Management does not anticipate any other significant losses on these non-performing loans.  During the quarter ended March 31, 2008, three loans were placed on non-accrual status resulting in the reversal of $23,000 of previously accrued interest income.  In addition, the collateral property underlying one commercial real estate loan was acquired as real estate owned at a value of approximately $81,000.  This loan had previously been classified as non-accrual.  No loss was recognized in conjunction with this acquisition. The Company had no troubled debt restructurings as of March 31, 2008.  The allowance for loan losses as a percent of total loans receivable was 1.10% at March 31, 2008 and 1.07% at December 31, 2007.

In early May 2008, one of the loans on non-accrual totaling $504,000 as of March 31, 2008 was paid off and previously reversed interest of approximately $30,000 was taken into income.

Non-interest income, which consists of fees and service charges, amounted to $11,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively.

Non-interest expense increased $109,000 or 39.9% from $273,000 for the three months ended March 31, 2007 to $382,000 for the three months ended March 31, 2008.  Salaries and benefits expense accounted for $25,000 of the change as this expense increased 15.9% from $157,000 for the three months ended March 31, 2007 to $182,000 for the three months ended March 31, 2008 due to annual salary increases and the compensation expense associated with the Company’s ESOP. In addition, professional fees accounted for $44,000 of the change as this expense increased 176.0% from $25,000 to $69,000 quarter over quarter due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the quarter over quarter increase in non-interest expense were increases in director fees and expenses, occupancy and equipment expenses, regulatory and other expenses of $18,000, $4,000, $12,000 and $9,000, respectively.

The provision for income tax decreased $8,000 from $71,000 for the three months ended March 31, 2007 to $63,000 for the three months ended March 31, 2008 due to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.4% and 39.0% for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2008, the Company's cash and cash equivalents amounted to $5.2 million.  At such date, the Company also had $1.5 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2008, Quaint Oak Bank had outstanding commitments to originate loans of $235,000 and commitments under unused lines of credit of $1.4 million.

At March 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $35.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At March 31, 2008, Quaint Oak Bank had no advances from the Federal Home Loan Bank of Pittsburgh and had $40.3 million in borrowing capacity.

Our stockholders’ equity amounted to $17.7 million at March 31, 2008, an increase of $111,000 million from December 31, 2007.  The increase was due primarily to net income of $97,000 for the three months ended March 31, 2008.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2008, Quaint Oak Bank exceeded each of its capital requirements with ratios of 17.67% 24.55% and 25.82%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  In general, we do not require collateral or other security to support financial instruments with off–balance sheet credit risk.

Commitments. At March 31, 2008, we had unfunded commitments under lines of credit of $1.4 million and $235,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUALITATIVE AND QUANTITTAIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

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

__________________________
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2008	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial officer)