Form 10-Q
period 2008-06-30
QUAINT OAK BANCORP INC
filed 2008-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of July 31, 2008, 1,388,625 shares of common stock were issued and outstanding.

Index

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2008	2007
ASSETS	(In thousands, except share data)

Due from banks, non-interest-bearing	$646	$1,220
Due from banks, interest-bearing	3,273	3,767
Cash and cash equivalents	3,919	4,987
Investment in interest-earning time deposits	2,084	1,835
Investment securities available for sale	1,393	2,001
Investment securities held to maturity (fair value-2008 $7,044; 2007 $2,265 )	7,118	2,253
Investment in Federal Home Loan Bank stock, at cost	446	237
Loans receivable, net of allowance for loan losses 2008 $713; 2007 $667	62,717	61,656
Premises and equipment, net	80	59
Accrued interest receivable and other assets	614	517

Total Assets	$78,371	$73,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$55,992	$55,261
Federal Home Loan Bank advances	4,250	-
Advances from borrowers for taxes and insurance	675	600
Accrued interest payable and other liabilities	158	127

Total Liabilities	61,075	55,988

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued and outstanding at June 30, 2008 and December 31, 2007	14	14
Additional paid-in capital	13,352	13,337
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(986)	(1,021)
Recognition & Retention Plan Trust (RRP)	(520)	-
Retained earnings	5,436	5,227

Total Stockholders' Equity	17,296	17,557

Total Liabilities and Stockholders’ Equity	$78,371	$73,545

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income	(In thousands, except for share data)
Loans receivable, including fees	$1,123	$934	$2,172	$1,876
Short-term investments and investment securities	136	67	264	143
Dividends	2	4	5	7
Total Interest Income	1,261	1,005	2,441	2,026

Interest Expense
Deposits	579	597	1,191	1,181
Federal Home Loan Bank Borrowings	31	-	31	-
Total Interest Expense	610	597	1,222	1,181

Net Interest Income	651	408	1,219	845

Provision for Loan Losses	29	28	66	18

Net Interest Income after Provision for Loan Losses	622	380	1,153	827

Non-Interest Income
Fees and services charges	19	9	30	17
Investment securities losses	(20)	-	(20)	-
Total Non-Interest Income (Losses)	(1)	9	10	17

Non-Interest Expense
Salaries and employee benefits	219	176	401	333
Directors' fees and expenses	47	42	103	80
Occupancy and equipment	24	20	47	39
Professional fees	41	18	110	43
Regulatory	16	5	33	10
Other	34	29	69	58
Total Non-Interest Expense	381	290	763	563

Income before Income Taxes	240	99	400	281

Income Taxes	93	38	156	109

Net Income	$147	$61	$244	$172

Earnings per share - basic	$0.12	NA	$0.19	NA
Average shares outstanding - basic	1,260,768	NA	1,270,556	NA
Earnings per share - diluted	$0.12	NA	$0.19	NA
Average shares outstanding - diluted	1,262,678	NA	1,272,466	NA

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Six Months Ended June 30, 2008

	Common Stock
(In thousands, except share data)	Number of Shares	Amount	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Total Stockholders’ Equity

BALANCE – DECEMBER 31, 2007	1,388,625	$14	$13,337	$(1,021)	$-	$5,227	$17,557

Common stock allocated by ESOP				35			35

Common stock acquired for Recognition and Retention Plan Trust					(520)		(520)

Stock based compensation expense			15				15

Cash dividends declared ($0.025 per share)						(35)	(35)

Net income						244	244

BALANCE – June 30, 2008	1,388,625	$14	$13,352	$(986)	$(520)	$5,436	$17,296

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities	(In Thousands)

Net income	$244	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	66	18
Depreciation expense	13	7
Net amortization of securities premiums	1	-
Amortization of deferred loan fees and costs	(7)	(10)
Deferred income taxes	(24)	-
Stock-based compensation expense	50	-
Loss on investment securities	20	-
Gain on the sale of other real estate owned	(1)	-
Increase in accrued interest receivable and other assets	(73)	(336)
Increase (decrease) in accrued interest payable and other liabilities	31	(19)
Net Cash Provided by (Used in) Operating Activities	320	(168)

Cash Flows from Investing Activities

Net (increase) decrease in investment in interest-earning time deposits	(249)	140
Purchase of investment securities available for sale	(509)	-
Purchase of investment securities held to maturity	(4,903)	-
Proceeds from the sale or redemption of investment securities available for sale	1,097	-
Principal payments on investment securities held to maturity	37	-
Purchase of property and equipment	(34)	(4)
Net (increase) decrease in Federal Home Loan Bank stock	(209)	10
Proceeds from the sale of other real estate owned	82	-
Net increase in loans receivable	(1,201)	(1,685)
Net Cash Used in Investing Activities	(5,889)	(1,539)

Cash Flows from Financing Activities

Net increase (decrease) in deposits	731	(500)
Increase in Federal Home Loan Bank advances	4,250	-
Dividends paid	(35)	-
Purchase of common shares for Recognition and Retention Plan Trust	(520)	-
Increase in advances from borrowers for taxes and insurance	75	36
Net Cash Provided by (Used in) Financing Activities	4,501	(464)

Net Decrease in Cash and Cash Equivalents	(1,068)	(2,171)
Cash and Cash Equivalents – Beginning of Period	4,987	4,197
Cash and Cash Equivalents – End of Period	$3,919	$2,026

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,217	$1,176
Cash payments for taxes	$191	$197
Transfer of loan to other real estate owned	$81	-

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation.  On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds.  Costs incurred in connection with the conversion and offering totaled $535,000 and were recorded as a reduction of the proceeds from the offering.  The Company invested approximately $7.1 million or 53.0% of the net proceeds in Quaint Oak Bank.  All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  All significant intercompany balances and transactions have been eliminated.

Prior to the conversion, Quaint Oak Savings Bank operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank.  The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The market area served by the Bank is principally Bucks County, Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and e-savings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, home equity loans, and lines of credit.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America (GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2007 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Share-Based Compensation. The Company accounts for its share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) Share-Based Payment.  This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At June 30, 2008, the Company has two share-based plans, the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Shares were awarded under both plans in May 2008.  These plans are more fully described in Note 7.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 7.  Shares held under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Comprehensive Income (Loss).  Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of comprehensive income for the three and six months ended June 30, 2008 are as follows (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Net income	$147	$244
Other Comprehensive Income (Loss)
Net unrealized loss on securities available for sale	(14)	(20)
Reclassification adjustment for loss on securities available for sale included in net income	20	20
	6	-
Tax effect	(3)
Total Other Comprehensive Income	3	-
Total Comprehensive Income	$150	$244

For the three and six months ended June 30, 2007, the Company had no unrealized holding gains and losses on available for sale securities or other items of other comprehensive income.

Earnings per Share.  Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock (RRP) shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three and six months

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

ended June 30, 2008, all outstanding stock options (101,311 shares) were antidilutive.  Because the initial public offering was completed on July 3, 2007, per share results for the six months ended June 30, 2007 would not be meaningful.

Cash and Cash Equivalents. Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions, all of which mature within ninety days.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  FASB Statement No. 157 became effective for the Company on January 1, 2008.  See Note 6 to the unaudited consolidated financial statements for fair value measurement disclosures.

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

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principal.”  This Statement identifies the sources of accounting principles and the framework for electing the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In June 2008, the FASB issued Staff Position (FSB) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSB clarifies all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participating securities in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

Reclassifications.  Certain items in the 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2008 financial statements.  Such reclassifications did not have a material impact on the overall financial statements.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Investment Securities

The amortized cost and fair value of investments securities available for sale and held to maturity at June 30, 2008 and December 31, 2007 are summarized below (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage securities portfolio mutual fund	$43	$-	$-	$43
Auction market securities	1,350	-	-	1,350
	$1,393	$-	$-	$1,393

Held to Maturity:
U.S. Government agency securities	$2,251	$10	$-	$2,261
Mortgage-backed securities	4,867	-	(84)	4,783
	$7,118	$10	$(84)	$7,044

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage securities portfolio mutual fund	$501	$-	$-	$501
Auction market securities	1,500	-	-	1,500
	$2,001	$-	$-	$2,001

Held to Maturity:
U.S. Government agency securities	$2,253	$12	$-	$2,265

The $1.4 million of auction market securities at June 30, 2008 is comprised of four securities.  In February and March of 2008, each of the four auction market securities failed to settle at auction and became illiquid.  In June however, two of these securities were partially redeemed for a total of $650,000.  Liquidity of the remaining investments is subject to either a successful auction process, redemption of the investment, or sale of the security in a secondary market.  In the past, an auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts.  However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities.  An auction fails when there is insufficient demand for these securities.  However, this does not represent a default by the issuer of the auction market security.  Upon an auction failure, the interest rate does not reset at a market rate but instead resets based on a predetermined formula contained in the security.  The outstanding auction market securities at June 30, 2008 had an average weighted rate of 2.56%.

All of these securities carry an AAA rating and continue to earn interest at the contractual maximum rate with the exception of a Penn Higher Education security held by the Company at June 30, 2008.  This security is secured by student loans, which loans are generally guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP).  The interest rate for this security reset to zero at the April 15, 2008 auction date based on a clause in the prospectus that cannot allow a yield higher than

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Investment Securities (Continued)

4.0% over any three month period.  The interest rates for the two months prior to April 15, 2008 were 10.63% and 3.53%.  Subsequent to June 30, 2008, the interest rate for this security reset from zero to 1.54%.

We cannot predict whether future auctions related to these securities will be successful.  As a result, the Company has assessed each failed auction and believes that none of the underlying issuers of its auction market securities are presently at risk for default or that such securities are impaired.  If the issuers are unable to successfully close future auctions and their credit rating deteriorate, the Company will consider whether any future lack of liquidity in these securities has resulted in an other than temporary impairment of our auction market securities subsequent to June 30, 2008.

In early August 2008, the broker of the $1.4 million of auction rate securities established a plan to buy back these securities from the Bank at par over a period of one year, beginning January 15, 2009 and ending January 15, 2010.

Note 3 - Loan Receivable, net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Real estate loans:
One-to four-family residential:
Owner occupied	$16,083	$17,248
Non-owner occupied	17,457	15,757
Total one-to-four family residential	33,540	33,005

Multi-family residential	3,801	4,385
Commercial real estate	18,342	17,481
Construction	2,624	1,677
Commercial lines of credit	880	1,206
Home equity loans	4,109	4,431
Total real estate loans	63,296	62,185

Auto loans	35	-
Loans secured by deposits	16	36
Total loans	63,347	62,221

Deferred loan fees and costs	83	102
Allowance for loan losses	(713)	(667)
Net loans	$62,717	$61,656

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3 - Loan Receivable, net and Allowance for Loan Losses (Continued)

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30, 2008	June 30, 2007
Balance, beginning of the year	$667	$575
Provision (credits) for loan losses	66	18
Charge-offs	(20)	(1)
Recoveries	-	-
(Charge-offs)/recoveries, net	(20)	(1)

Balance, end of period	$713	$592

Note 4 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2008	December 31, 2007
Passbooks	$3,452	$3,659
Statement and e-savings accounts	5,663	5,630
Certificates of deposit	46,877	45,972
Total deposits	$55,992	$55,261

Note 5 – Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$750	3.04%
13 to 24 months	500	3.24%
25 to 36 months	1,000	3.54%
37 to 48 months	1,000	3.85%
49 to 60 months	1,000	4.05%
Total	$4,250	3.61%

There were no Federal Home Loan advances at December 31, 2007.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6 – Fair Value

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

The primary effect SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures.  Investment securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record fair value adjustments to other assets on a non-recurring basis, such as impaired loans, real estate owned or other assets.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write down of individual assets.

Under SFAS 157, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Fair value measurements for assets where there exits limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors.  Therefore, results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.  At June 30, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that used Level 3 measurements.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6 – Fair Value (Continued)

The following is a description of valuation methodologies used for assets recorded at fair value.

Investment securities available for sale – Investment securities available for sale are recorded at fair value on a recurring basis.  When available, we use quoted market price to measure fair value.  If market prices are not available, fair value measurements are typically obtained through third party data service providers or dealer market participants.  As of June 30, 2008, Level 1 securities include mutual funds and Level 2 securities include auction market securities.

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

The table below presents balances of assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(In Thousands)
Investment securities available for sale	$1,393	$43	$1,350	$-

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolio at June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(In Thousands)
Impaired loans	$400	$-	$-	$400

Impaired loans measured at fair value at June 30, 2008 totaled $400,000 net of a valuation allowance of $100,000.  Such loans required an additional provision for loan losses of $27,000 for the quarter ended June 30, 2008.  There were no new impaired loans for the quarter ended June 30, 2008.

The decrease in real estate owned during the quarter ended June 30, 2008 was due to the sale of the one property and a gain on the sale of $1,000 was recognized.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Stock Compensation Plans

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in the Consolidated Balance Sheet until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  During the three and six month periods ended June 30, 2008, the Company recognized $17,000 and $35,000 of ESOP expense, respectively.

Recognition and Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “2008 RRP”) and Trust Agreement.  In order to fund the 2008 RRP, the 2008 Recognition and Retention Plan Trust (the “2008 Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000 as of June 30, 2008.  Pursuant to the 2008 RRP, 43,324 shares acquired by the 2008 Trust were granted to certain officers, employees and directors of the Company in May 2008 with 12,221 shares remaining available for future grant.  The 2008 RRP shares generally vest at a rate of 20% per year over five years.

A summary of the status of the shares under the 2008 RRP as of June 30, 2008 is a follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	--	$--
Granted May 14, 2008	43,324	9.05
Vested	--	--
Forfeited	--	--
Outstanding at June 30, 2008	43,324	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the 2008 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant.  During the three month period ended June 30, 2008, approximately 1,000 shares were amortized to expense, based on the proportional vesting of the awarded shares, resulting in the recognition of

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Stock Compensation Plans (Continued)

Recognition and Retention Plan (Continued)

approximately $10,000 in compensation expense.  A tax benefit of approximately $3,000 was recognized during this period.  As of June 30, 2008, approximately $382,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.9 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Options Plan (the “2008 Option Plan”).  The 2008 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the 2008 Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.  Pursuant to the 2008 Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008 with 30,552 stock options remaining available for future grant.

A summary of the status of the Company’s stock options under the 2008 Option Plan as of June 30, 2008 is a follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	--	$--
Granted May 14, 2008	108,311	10.00
Vested	--	--
Forfeited	--	--
Outstanding at June 30, 2008	101,311	$10.00	9.9	$--

The estimated fair value of the options granted in May 2008 was $2.01 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	1.10%
Risk-free interest rate	3.5%
Expected life of options	7.5 years
Expected stock-price volatility	19.45%

The dividend yield was calculated on the dividend amount and stock price existing at the grant date.  The risk free interest rate used was based on the rates of United States Treasury securities with maturities equal to the expected lives of the options.  Although the contractual term of the options granted is ten years, the expected term of the options is less.  As the Company has no history of granting stock option awards, management estimated the expected term of the stock options to be the average of the vesting period and the contractual term.  The expected stock-price volatility was estimated by considering the Company’s own stock volatility for the period since July 5, 2007, the initial trading date.  The actual future volatility may differ from our historical volatility.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Stock Compensation Plans (Continued)

Stock Options (Continued)

The aggregate intrinsic value for outstanding stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  There was no intrinsic value of the options outstanding as of June 30, 2008 as all of the outstanding options were at exercise prices greater than the quarter-end stock price.

During the three months ended June 30, 2008, approximately $5,000 was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $1,000 was recognized during this period.  At June 30, 2008, approximately $204,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 4.9 years.

Index

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations are dependent primarily on the results of the Bank, which is now a wholly owned subsidiary of the Company.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, professional fees and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

Index

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

Investment Securities Impairment Valuation.  Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total Assets. The Company’s total assets at June 30, 2008 were $78.4 million, an increase of $4.9 million, or 6.6%, from $73.5 million at December 31, 2007.  This increase was primarily due to an increase in investment securities of $4.3 million and growth in loans receivable, net of the allowance for loan losses of $1.1 million.  Asset growth during the six month period ended June 30, 2008 was primarily funded by an increase in Federal Home Loan Bank advances of $4.3 million and a $731,000 increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million, or 21.4%, from $5.0 million at December 31, 2007 to $3.9 million at June 30, 2008 as these funds were used primarily to repurchase the Company’s common stock for the Company’s Recognition and Retention Plan in the amount of $520,000 and to fund loans.

Investment Securities.  Available for sale investment securities decreased $608,000, or 30.4% from $2.0 million at December 31, 2007 to $1.4 million at June 30, 2008 as purchases of $500,000 of auction market securities and $9,000 of equity securities during the six month period ended June 30, 2008, were offset by the redemption of $650,000 of auction market securities and the sale of $454,000 of equity securities at a loss of $7,000.  A $13,000 write-down of an equity security also contributed to the decrease.  During this same period, investments held to maturity increased 215.9% to $7.1 million from $2.3 million as the Company invested funds borrowed from the Federal Home Loan Bank into mortgage-backed securities.

Index

Loans Receivable, Net. Loans receivable, net, increased $1.0 million, or 1.7%, to $62.7 million at June 30, 2008 from $61.7 million at December 31, 2007.  This increase was funded primarily by the increase in deposits.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $1.7 million or 10.8%, construction loans which grew $947,000 or 56.5% and commercial real estate loans which increased $861,000 or 4.9%.  These increases were partially offset by decreases of $1.2 million or 6.8% in residential mortgage one-to-four family owner occupied loans, $584,000 or 13.3% in multi-family residential loans, $326,000 or 27.0% in commercial lines of credit, and $322,000 or 7.3% in home equity loans.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $731,000, or 1.3%, to $56.0 million at June 30, 2008 compared to $55.3 million at December 31, 2007.  This increase was attributable to a $905,000 growth in certificates of deposit and $106,000 increase in our new e-savings accounts, offset by decreases of $207,000 in passbook savings accounts and $73,000 in statement savings accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased to $4.3 million at June 30, 2008 from $-0- at December 31, 2007 as the Company invested the funds borrowed into mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased $261,000, or 1.5%, to $17.3 million at June 30, 2008 from $17.6 million at December 31, 2007.  This decrease from December 31, 2007 was primarily the result of the purchase of 55,545 shares of the Company’s common stock in the open-market to fund our Recognition and Retention Plan Trust (RRP) during the quarter ended June 30, 2008, for an aggregate purchase price of $520,000, and dividends paid of $35,000, offset by net income for the six months ended June 30, 2008 of $244,000, a decrease in unallocated shares held by the ESOP of $35,000 and $15,000 of compensation expense related to stock compensation plans.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income.  Net income amounted to $147,000 for the three months ended June 30, 2008, an increase of $86,000, or 141.0% compared to net income of $61,000 for the same period in 2007.  The increase in net income on a quarter over quarter basis was primarily the result of the increases in net interest income of $243,000, offset by a decrease in non-interest income of $10,000 and increases in non-interest expense of $91,000 and income tax expense of $55,000.

Net Interest Income.  Net interest income increased $243,000, or 59.6%, to $651,000 for the three months ended June 30, 2008 from $408,000 for the comparable period in 2007.  The increase was primarily attributable to an increase in net average interest-earning assets of $13.0 million and an increase in the net interest spread from 2.46% in 2007 to 2.48% in 2008.  The increase in net average interest earning assets was due to the $13.4 million of net proceeds from the stock offering completed on July 3, 2007.

Interest Income.  Interest income increased $256,000, or 25.5% for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007.  The increase resulted primarily from a $17.9 million increase in average interest earning assets which had the effect of increasing interest income by $285,000.  This increase in volume was partially offset by a $29,000 decrease in interest income resulting from a 24 basis point decrease in the overall yield on interest earning assets to 6.53% for the three months ended June 30, 2008 from 6.77% for the three months ended June 30, 2007.  Average short-term investments and investment securities increased $9.8 million between the two periods along with a $7.9 million increase in average net loans receivable. The increase in average short-term investments and investment securities and average net loans receivable were driven by the investment of the net proceeds received in the stock offering into these interest earning assets and the $3.5 million increase in average FHLB advances.  The average yields on short-term investments and investment securities decreased 226 basis points to 3.83% for the three months ended June 30, 2008 from 6.09% for the three months ended June 30, 2007.  The average yield on loans increased to 7.18% from 6.83% for the 2008 and 2007 periods, respectively.  Also contributing to an increase in yield on loans was the repayment during the quarter of approximately $63,000 of previously reversed and past due interest on two loans previously on non-accrual status.

Interest Expense.  Interest expense increased by $13,000, or 2.2%, to $610,000 for the three months ended June 30, 2008 compared to the same period in 2007.  The increase resulted primarily from a $4.9 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $61,000.  This increase in volume was partially offset by a $48,000 decrease in interest expense resulting from a 26 basis point decrease in the overall cost of interest bearing liabilities to 4.05% for the three months ended June 30, 2008 from 4.31% for the three months ended June 30, 2007.

Index

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities held to maturity	$14,206	$136	3.83%	$4,401	$67	6.09%
Loans receivable, net (1)	62,589	1,123	7.18	54,697	934	6.83
Other interest-earning assets	410	2	1.91	253	4	6.32
Total interest-earning assets	77,205	1,261	6.53%	59,351	1,005	6.77%
Non-interest-earning assets	1,360			1,696
Total assets	$78,565			$61,047
Interest-bearing liabilities:
Passbook accounts	$3,437	11	1.28%	$4,502	16	1.42%
Statement and e-savings accounts	5,791	34	2.35	6,559	45	2.74
Certificate of deposit accounts	47,604	534	4.49	44,375	536	4.83
Total deposits	56,832	579	4.08	55,436	597	4.31
FHLB advances	3,467	31	3.58	-	-	-
Total interest-bearing liabilities	60,299	610	4.05%	55,436	597	4.31%
Non-interest-bearing liabilities	685			704
Total liabilities	60,984			56,140
Stockholders’ equity	17,581			4,907
Total liabilities and stockholders’ equity	$78,565			$61,047
Net interest-earning assets	$16,906			$3,915
Net interest income; average interest rate spread		$651	2.48%		$408	2.46%
Net interest margin (2)			3.37%			2.75%
Average interest-earning assets to average interest-bearing liabilities			128.04%			107.06%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Index

The Company increased its provision for loan losses by $1,000, from $28,000 for the quarter ended June 30, 2007 to $29,000 for the same period in 2008, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2008.  Non-performing loans amounted to $1.3 million, or 2.02% of net loans receivable at June 30, 2008, consisting of six loans, one of which is 90 days or more past due and still accruing interest and five of which are on non-accrual status.  The non-performing loans include commercial real estate, one-to-four family owner occupied residential, one-to-four family non-owner occupied residential, and multi-family residential loans and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended June 30, 2008, a $20,000 home equity loan was charged off against the allowance for loan losses and a one-to-four family owner occupied residential loan for $8,000 was placed on non-accrual status.  Also during the quarter, one loan for $505,000 that was previously on non-accrual status was paid off and another loan for $547,000 was placed back on accrual status after the receipt of approximately $63,000 of previously reversed and past due interest.

In addition, during the quarter ended June 30, 2008 one commercial real estate loan acquired as real estate owned at a value of approximately $81,000 was sold for $110,000 resulting in a gain of $29,000.  The Company financed the purchase of the property.  In accordance with SFAS No. 66, $1,000 was recognized as income for the three months ended June 30, 2008 and $28,000 was deferred and will be taken into income as payments on the loan are received.  The Company had no troubled debt restructurings as of June 30, 2008.  The allowance for loan losses as a percent of total loans receivable was 1.12% at June 30, 2008 and 1.07% at December 31, 2007.

Non-interest income decreased $10,000 or 111.1% from income of $9,000 for the three months ended June 30, 2007 to a loss of $1,000 for the three months ended June 30, 2008 as a $10,000 increase in fees and service charges was offset by a $20,000 loss on investment securities.

Non-interest expense increased $91,000 or 31.4% from $290,000 for the three months ended June 30, 2007 to $381,000 for the three months ended June 30, 2008.  Salaries and benefits expense accounted for $43,000 of the change as this expense increased 24.4% from $176,000 for the three months ended June 30, 2007 to $219,000 for the three months ended June 30, 2008 due to annual salary increases and the compensation expense associated with the stock compensation plans. In addition, professional fees accounted for $23,000 of the change as this expense increased 127.8% from $18,000 to $41,000 quarter over quarter due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the quarter over quarter increase in non-interest expense were increases in directors’ fees and expenses, occupancy and equipment expenses, regulatory, and other expenses of $5,000, $4,000, $11,000 and $5,000, respectively.

The provision for income tax increased $55,000 from $38,000 for the three months ended June 30, 2007 to $93,000 for the three months ended June 30, 2008 due to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 38.8% and 38.4% for the three months ended June 30, 2008 and 2007, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net Income.  Net income amounted to $244,000 for the six months ended June 30, 2008, an increase of $72,000, or 41.9% compared to net income of $172,000 for the same period in 2007. The increase was primarily the result of the increases in net interest income of $374,000, offset by a decrease in non-interest income of $7,000 and increases in the provision for loan losses of $48,000, non-interest expense of $200,000 and income tax expense of $47,000.

Index

Net Interest Income.  Net interest income increased $374,000, or 44.3%, to $1.2 million for the six months ended June 30, 2008 from $845,000 for the comparable period in 2007.  The increase was primarily attributable to an increase in net average interest-earning assets of $12.7 offset, in part, by a 23 basis point decrease in the Company’s average interest rate spread to 2.30% for the six months ended June 30, 2008 from 2.53% for the comparable period in 2007.

Interest Income.  Interest income increased $415,000, or 20.5% for the six months ended June 30, 2008 from $2.0 million for the six months year ended June 30, 2007.  The increase resulted primarily from a $15.5 million increase in average interest earning assets which had the effect of increasing interest income by $487,000.  This increase in volume was partially offset by a $72,000 decrease in interest income resulting from a 30 basis point decrease in the overall yield on interest earning assets to 6.49% for the six months ended June 30, 2008 from 6.79% for the six months ended June 30, 2007.  Average short-term investments and investment securities increased $7.7 million between the two periods along with a $7.8 million increase in average net loans receivable. The increase in average short-term investments and investment securities and average net loans receivable was driven by the investment of the net proceeds received in the stock offering into these interest earning assets and the $3.5 million increase in average FHLB advances.  The average yields on short-term investments and investment securities decreased 149 basis points to 4.14% for the six months ended June 30, 2008 from 5.63% for the six months ended June 30, 2007.  The average yield on loans increased to 6.99% from 6.90% for the 2008 and 2007 periods, respectively.  Also contributing to an increase in yield on loans was the repayment during the six months of approximately $63,000 of previously reversed and past due interest on two loans previously on non-accrual status.

Interest Expense.  Interest expense increased by $41,000, or 3.5%, to $1.2 million for the six months ended June 30, 2008 compared to the same period in 2007.  The increase resulted primarily from a $2.9 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $87,000.  This increase in volume was partially offset by a $46,000 decrease in interest expense resulting from a 7 basis point decrease in the overall cost of interest bearing liabilities to 4.19% for the six months ended June 30, 2008 from 4.26% for the six months ended June 30, 2007.

Index

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities held to maturity	$12,741	$264	4.14%	$5,078	$143	5.63%
Loans receivable, net (1)	62,148	2,172	6.99	54,339	1,876	6.90
Other interest-earning assets	325	5	3.08	253	7	5.53
Total interest-earning assets	75,214	2,441	6.49%	59,670	2,026	6.79%
Non-interest-earning assets	1,442			1,380
Total assets	$76,656			$61,050
Interest-bearing liabilities:
Passbook accounts	$3,503	23	1.31%	$4,581	32	1.40%
Statement and e-savings accounts	5,637	71	2.52	6,618	91	2.75
Certificate of deposit accounts	47,470	1,097	4.62	44,268	1,058	4.78
Total deposits	56,610	1,191	4.21	55,467	1,181	4.26
FHLB advances	1,733	31	3.58	-	-	-
Total interest-bearing liabilities	58,343	1,222	4.19%	55,467	1,181	4.26%
Non-interest-bearing liabilities	696			727
Total liabilities	59,039			56,194
Stockholders’ equity	17,617			4,856
Total liabilities and stockholders’ equity	$79,656			$61,050
Net interest-earning assets	$16,871			$4,203
Net interest income; average interest rate spread		$1,219	2.30%		$845	2.53%
Net interest margin (2)			3.24%			2.83%
Average interest-earning assets to average interest-bearing liabilities			128.92%			107.58%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Company increased its provision for loan losses by $48,000 from $18,000 for the six months ended June 30, 2007 to $66,000 for the same period in 2008, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2008.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007.”

Non-interest income decreased $7,000 or 41.1% from $17,000 for the six months ended June 30, 2007 to $10,000 for the six months ended June 30, 2008 as a $13,000 increase in fees and service charges was offset by a $20,000 loss on investment securities.

Non-interest expense increased $200,000 or 35.5% from $563,000 for the six months ended June 30, 2007 to $763,000 for the six months ended June 30, 2008.  Salaries and benefits expense accounted for $68,000 of the change as this expense increased 20.4% from $333,000 for the six months ended June 30, 2007 to $401,000 for the six months ended June 30, 2008 due to annual salary increases and the compensation expense associated with the stock compensation plans. In addition, professional fees accounted for $67,000 of the change as this expense increased 155.8% from $43,000 for the six months ended June 30, 2007 to $110,000 for the comparable period in 2008 due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the period over period increase in non-interest expense were increases in directors’ fees and expenses, occupancy and equipment expenses, regulatory and other expenses of $23,000, $8,000, $23,000 and $11,000, respectively.

Index

The provision for income tax increased $47,000 from $109,000 for the six months ended June 30, 2007 to $156,000 for the six months ended June 30, 2008 due to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.0% and 38.8% for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2008, the Company's cash and cash equivalents amounted to $3.9 million.  At such date, the Company also had $2.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2008, Quaint Oak Bank had outstanding commitments to originate loans of $997,000 and commitments under unused lines of credit of $1.5 million.

At June 30, 2008, certificates of deposit scheduled to mature in less than one year totaled $32.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At June 30, 2008, Quaint Oak Bank had $4.3 million of advances from the Federal Home Loan Bank of Pittsburgh and had $33.8 million in borrowing capacity.

Our stockholders’ equity amounted to $17.3 million at June 30, 2008, a decrease of $261,000 from December 31, 2007.  This decrease was primarily the result of the purchase of 55,545 shares of the Company’s common stock in the open-market to fund our Recognition and Retention Plan (RRP) during the quarter ended June 30, 2008, for an aggregate purchase price of $520,000, and dividends paid of $35,000, offset by net income for the six months ended June 30, 2008 of $244,000, a decrease in unallocated shares held by the ESOP of $35,000 and $15,000 of compensation expense related to stock compensation plans.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2008, Quaint Oak Bank exceeded each of its capital requirements with ratios of 16.90%, 22.38% and 23.65%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

Index

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

Commitments. At June 30, 2008, we had unfunded commitments under lines of credit of $1.5 million and $997,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The following table represents the purchasing activity of the Recognition and Retention Plan Trust during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2008 – April 30, 2008	- -	$	- -	- -	55,545
Month #2 May 1, 2008 – May 31, 2008	47,500		9.35	47,500	8,045
Month #3 June 1, 2008 – June 30, 2008	8,045		9.44	8,045	--
Total	55,545		$9.36	55,545	--

Notes to this table:

(a)
The Company's 2008 Recognition and Retention Plan was authorized to purchase up to a maximum of 55,545 shares of common stock, or 4.0% of the common stock sold in the initial public offering completed on July 3, 2008, as disclosed in the Company's prospectus dated May 14, 2007 and announced by press release on May 15, 2008..

(b)
In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan and all the shares authorized to be purchased pursuant to the plan were purchased by June 30, 2008.

Index

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2008, Quaint Oak Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval of four proxy proposals submitted on behalf of the Board of Directors.  Shareholders of record as of March 31, 2008, received proxy materials and were considered eligible to vote on these proposals.  The following a brief description of each proposal and the results of the vote.

 1. The following directors were elected by a plurality of the votes cast to serve on Quaint Oak Bancorp, Inc.’s Board of Directors:

	For	Withheld
George M. Ager	1,139,400	120,001
James J. Clarke	1,135,512	123,889
Marsh B. Spink	1,141,512	117,889

	For	Against	Abstain	Broker Non-Votes
2. To consider and approve the adoption of the 2008 Stock Option Plan	774,217	228,263	11,529	245,392

3. To consider and approve the adoption of the 2008 Recognition and Retention Plan and Trust Agreement	759,994	242,206	11,809	245,392

4. To ratify the appointment of Beard Miller Company LLP as independent registered public accounting firm for the year ended December 31, 2008	1,223,363	25,629	10,409	NA

ITEM 5. OTHER INFORMATION

Not applicable.

Index

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc. (1)
3.2	Bylaws of Quaint Oak Bancorp, Inc. (1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc. (1)
10.1	Employment Agreement by and between Robert T. Strong and Quaint Oak Savings Bank, as amended (1)
10.2	2008 Stock Option Plan (2)
10.3	2008 Recognition and Retention Plan and Trust Agreement (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350
__________________
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

(2)	Incorporated by reference from the Company’s proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2008.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2008	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	August 14, 2008	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial and accounting officer)