Form 10-Q
period 2008-09-30
QUAINT OAK BANCORP INC
filed 2008-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 2008

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2008, 1,377,625 shares of common stock were issued and outstanding.

INDEX

Index

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30, 2008	At December 31, 2007
ASSETS	(In thousands, except share data)

Due from banks, non-interest-bearing	$606	$1,220
Due from banks, interest-bearing	983	3,767
Cash and cash equivalents	1,589	4,987
Investment in interest-earning time deposits	2,591	1,835
Investment securities available for sale	1,350	2,001
Investment securities held to maturity (fair value-2008 $2,248; 2007 $2,265 )	2,250	2,253
Mortgage-backed securities held to maturity (fair value- 2008 $10,133)	10,145	-
Loans receivable, net of allowance for loan losses 2008 $744; 2007 $667	65,486	61,656
Accrued interest receivable	395	293
Investment in Federal Home Loan Bank stock, at cost	664	237
Premises and equipment, net	72	59
Prepaid expenses and other assets	274	224

Total Assets	$84,816	$73,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$57,398	$55,261
Federal Home Loan Bank advances	9,450	-
Accrued interest payable	136	113
Advances from borrowers for taxes and insurance	443	600
Accrued expenses and other liabilities	51	14
Total Liabilities	67,478	55,988

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued and 1,378,625 and 1,388,625 outstanding at September 30, 2008 and December 31, 2007, respectively	14	14
Additional paid-in capital	13,381	13,337
Treasury stock, at cost, 10,000 shares	(93)	-
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(969)	(1,021)
Recognition & Retention Plan Trust (RRP)	(520)	-
Retained earnings	5,525	5,227
Total Stockholders' Equity	17,338	17,557

Total Liabilities and Stockholders’ Equity	$84,816	$73,545

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income	(In thousands, except for share data)
Loans receivable, including fees	$1,089	$999	$3,261	$2,875
Short-term investments, investments and mortgage-backed securities	156	192	420	335
Dividends	4	4	9	11
Total Interest Income	1,249	1,195	3,690	3,221

Interest Expense
Deposits	547	586	1,738	1,767
Federal Home Loan Bank advances	59	-	90	-
Total Interest Expense	606	586	1,828	1,767

Net Interest Income	643	609	1,862	1,454

Provision for Loan Losses	31	14	97	32

Net Interest Income after Provision for Loan Losses	612	595	1,765	1,422

Non-Interest Income
Fees and services charges	6	9	36	26
Investment securities losses	(2)	-	(22)	-
Total Non-Interest Income, net	4	9	14	26

Non-Interest Expense
Salaries and employee benefits	235	174	636	507
Directors' fees and expenses	45	44	148	124
Occupancy and equipment	25	19	72	58
Professional fees	57	26	167	69
Regulatory	18	16	51	26
Other	21	28	90	86
Total Non-Interest Expense	401	307	1,164	870

Income before Income Taxes	215	297	615	578

Income Taxes	92	115	248	224

Net Income	$123	$182	$367	$354

Earnings per share - basic	$0.10	$0.14	$0.29	NA
Average shares outstanding - basic	1,226,199	1,344,018	1,255,655	NA
Earnings per share - diluted	$0.10	NA	$0.29	NA
Average shares outstanding - diluted	1,229,151	NA	1,258,257	NA

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2008

	Common Stock
(In thousands, except share data)	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Total Stockholders’ Equity

BALANCE – DECEMBER 31, 2007	1,388,625	$14	$13,337	$-	$(1,021)	$-	$5,227	$17,557

Common stock allocated by ESOP			(1)		52			51

Treasury stock purchased (10,000 shares)				(93)				(93)

Common stock acquired for Recognition and Retention Plan Trust						(520)		(520)
Stock based compensation expense			45					45

Cash dividends declared ($0.05 per share)							(69)	(69)

Net income							367	367

BALANCE – September 30, 2008	1,388,625	$14	$13,381	$(93)	$(969)	$(520)	$5,525	$17,338

See accompanying notes to consolidated financial statements.

Index

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities	(In Thousands)
Net income	$367	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	32
Depreciation expense	21	11
Amortization of deferred loan fees and costs	(9)	7
Deferred income taxes	(36)	-
Stock-based compensation expense	96	-
Loss on investment securities	22	-
Gain on the sale of other real estate owned	(1)	-
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(102)	(54)
Prepaid expenses and other assets	(14)	(12)
Accrued interest payable	23	11
Accrued expenses and other liabilities	37	146
Net Cash Provided by Operating Activities	501	495

Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(756)	(105)
Purchase of investment securities available for sale	(509)	-
Purchase of investment securities held to maturity	(1,000)	(1,004)
Purchase of mortgage-backed securities held to maturity	(10,333)	-
Proceeds from the sale or redemption of investment securities available for sale	1,138	-
Proceeds from calls of investment securities held to maturity	1,000	-
Principal payments on mortgage-backed securities	191	-
Net increase in loans receivable	(3,999)	(2,075)
Net (increase) decrease in Federal Home Loan Bank stock	(427)	31
Proceeds from the sale of other real estate owned	82	-
Purchase of property and equipment	(34)	(17)
Net Cash Used in Investing Activities	(14,647)	(3,170)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,137	(1,432)
Increase in Federal Home Loan Bank advances	9,450	-
Proceeds from issuance of common stock, net	-	13,351
Dividends paid	(69)	-
Purchase of treasury stock	(93)	-
Purchase of common shares for ESOP	-	(514)
Purchase of common shares for Recognition and Retention Plan Trust	(520)	-
Decrease in advances from borrowers for taxes and insurance	(157)	(242)
Net Cash Provided by Financing Activities	10,748	11,163

Net Increase (Decrease) in Cash and Cash Equivalents	(3,398)	8,488
Cash and Cash Equivalents – Beginning of Period	4,987	4,197
Cash and Cash Equivalents – End of Period	$1,589	$12,685
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,805	$1,756
Cash payments for taxes	$315	$296
Transfer of loan to other real estate owned	$81	-

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

Prior to the conversion, Quaint Oak Savings Bank operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank.  The Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The market area served by the Bank is principally Bucks County, Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and e-savings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2007 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

At September 30, 2008, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Shares were awarded under both plans in May 2008.  These plans are more fully described in Note 8.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 8.  Shares held under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

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

The components of comprehensive income for the three and nine months ended September 30, 2008 are as follows (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income	$123	$367
Other Comprehensive Income (Loss)
Net unrealized loss on securities available for sale	-	(22)
Reclassification adjustment for loss on securities available for sale included in net income	-	22
	-	-
Tax effect	-	-
Total Other Comprehensive Income	-	-
Total Comprehensive Income	$123	$367

For the three and nine months ended September 30, 2007, the Company had no unrealized holding gains and losses on available for sale securities or other items of other comprehensive income.

Earnings per Share.  Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three and nine months ended September 30, 2008, all outstanding stock options (108,311 shares) were antidilutive.  Because the initial public offering was completed on July 3, 2007, per share results for the nine months ended September 30, 2007 would not be meaningful.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  FASB Statement No. 157 became effective for the Company on January 1, 2008.  See Note 7 to the unaudited consolidated financial statements for fair value measurement disclosures.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  Statement No. 159 is effective for the Company January 1, 2008.  The Company adopted FASB Statement No. 159 as of January 1, 2008, and has elected not to measure any assets or liabilities at fair value under the provisions of this statement.  The adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R) “Business Combinations.”  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.  This new pronouncement will impact the Company in its accounting for any business combinations beginning January 1, 2009.

In March 2008, the FASB issued Statement No 161, “Disclosures about Derivative Instruments and Hedging Activities-and amendment of FASB Statement No. 133” (Statement 161).  Statement No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an equity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for electing the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participating securities in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Reclassifications.  Certain items in the 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2008 financial statements.  Such reclassifications did not have a material impact on the overall financial statements.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2008 and December 31, 2007 are summarized below (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Auction rate securities	$1,350	$-	$-	$1,350

Held to Maturity:
U.S. Government agency securities	$2,250	$-	$(2)	$2,248

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale:
Mortgage securities portfolio mutual fund	$501	$-	$-	$501
Auction rate securities	1,500	-	-	1,500
	$2,001	$-	$-	$2,001

Held to Maturity:
U.S. Government agency securities	$2,253	$12	$-	$2,265

The $1.4 million of auction rate securities at September 30, 2008 are comprised of four securities.  In early October 2008, each of the four auction rate securities were redeemed in full at par value which equaled the amortized cost and fair value at September 30, 2008.

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at September 30, 2008 are summarized below (in thousands):

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$5,210	$-	$(12)	$5,198
FHLMC pass-through certificates	4,935	-	-	4,935
	$10,145	$-	$(12)	$10,133

There were no mortgage-backed securities as of December 31, 2007.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 - Loan Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Real estate loans:
One-to four-family residential:
Owner occupied	$16,284	$17,248
Non-owner occupied	18,849	15,757
Total one-to-four family residential	35,133	33,005

Multi-family residential	3,704	4,385
Commercial real estate	19,178	17,481
Construction	2,593	1,677
Commercial lines of credit	1,123	1,206
Home equity loans	4,330	4,431
Total real estate loans	66,061	62,185

Auto loans	83	-
Loans secured by deposits	14	36
Total loans	66,158	62,221

Deferred loan fees and costs	72	102
Allowance for loan losses	(744)	(667)
Net loans	$65,486	$61,656

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30, 2008	September 30, 2007
Balance, beginning of the year	$667	$575
Provision for loan losses	97	32

Charge-offs	(20)	(1)
Recoveries	-	-
(Charge-offs)/recoveries, net	(20)	(1)

Balance, end of period	$744	$606

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2008	December 31, 2007
Passbook savings accounts	$3,520	$3,659
Statement and e-savings accounts	5,391	5,630
Certificates of deposit	48,487	45,972
Total deposits	$57,398	$55,261

Note 6 – Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following at September 30, 2008 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$2,600	2.73%
13 to 24 months	1,250	3.38%
25 to 36 months	1,800	3.66%
37 to 48 months	1,800	3.98%
49 to 60 months	2,000	4.19%
Total	$9,450	3.54%

There were no Federal Home Loan Bank advances at December 31, 2007.

Note 7 – Fair Value

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Fair Value (Continued)

SFAS 157 establishes a fair value hierarchy about assumptions used to measure fair values and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under SFAS 157 are as follows:

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors.  Therefore, results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset.  Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations.  At September 30, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that used Level 3 measurements.

The following is a description of valuation methodologies used for assets recorded at fair value.

Investment securities available for sale – Investment securities available for sale are recorded at fair value on a recurring basis.  When available, we use quoted market price to measure fair value.  If market prices are not available, fair value measurements are typically obtained through third party data service providers or dealer market participants.  As of September 30, 2008, Level 2 securities include auction rate securities.

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

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Fair Value (Continued)

The table below presents balances of assets measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(In Thousands)
Investment securities available for sale	$1,350	$-	$1,350	$-

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment in the carrying value of the related individual assets or portfolio at September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(In Thousands)
Impaired loans	$400	$-	$-	$400

Impaired loans measured at fair value at September 30, 2008 and June 30, 2008 totaled $400,000 net of a valuation allowance of $100,000.  Such loans did not require an additional provision for loan losses for the quarter ended September 30, 2008.  There were no new impaired loans for the quarter ended September 30, 2008.

Note 8 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements. Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s common in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid quarterly in equal installments over 15 years.  The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in the Consolidated Balance Sheet until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and  allocated among participants, the Company recognizes compensation expense equal to the average market

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

price of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine month periods ended September 30, 2008, the Company recognized $17,000 and $51,000 of ESOP expense, respectively.

Recognition and Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “2008 RRP”) and Trust Agreement.  In order to fund the 2008 RRP, the 2008 Recognition and Retention Plan Trust (the “2008 Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000 as of September 30, 2008.  Pursuant to the 2008 RRP, 43,324 shares acquired by the 2008 Trust were granted to certain officers, employees and directors of the Company in May 2008 with 12,221 shares remaining available for future grant.  The 2008 RRP shares generally vest at a rate of 20% per year over five years.

A summary of the status of the shares under the 2008 RRP as of September 30, 2008 is a follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	--	$--
Granted May 14, 2008	43,324	9.05
Vested	--	--
Forfeited	--	--
Unvested at September 30, 2008	43,324	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the 2008 RRP shares granted is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2008, $19,000 and $29,000 in compensation expense, respectively was recognized.  A tax benefit of approximately $7,000 and $10,000, respectively, was recognized during each of these periods.  As of September 30, 2008, approximately $363,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.7 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “2008 Option Plan”).  The 2008 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the 2008 Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue.  Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.  Pursuant to the 2008 Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008 with 30,552 stock options remaining available for future grant.

Index

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of the status of the Company’s stock options under the 2008 Option Plan as of September 30, 2008 is a follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	--	$--
Granted May 14, 2008	108,311	10.00
Vested	--	--
Forfeited	--	--
Outstanding at September 30, 2008	108,311	$10.00	9.6	$--
Exercisable	-

The estimated fair value of the options granted in May 2008 was $2.01 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield		1.10%
Risk-free interest rate		3.5%
Expected life of options	7	.5 years
Expected stock-price volatility		19.45%

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

The aggregate intrinsic value for outstanding stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  There was no intrinsic value of the options outstanding as of September 30, 2008 as all of the outstanding options were at exercise prices greater than the quarter-end stock price.

During the three and nine months ended September 30, 2008, approximately $11,000 and $16,000, respectively, was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 and $3,000, respectively, was recognized during each of these periods.  At September 30, 2008, approximately $193,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 4.7 years.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total Assets. The Company’s total assets at September 30, 2008 were $84.8 million, an increase of $11.3 million, or 15.3%, from $73.5 million at December 31, 2007.  This increase was primarily due to an increase in mortgage-backed securities of $10.1 million, growth in loans receivable, net of the allowance for loan losses of $3.8 million and an increase in investment in interest earning time deposits of $756,000, offset by a decline in cash and cash equivalents of $3.4 million and a decrease in investment securities of $654,000.  Asset growth during the nine month period ended September 30, 2008 was primarily funded by an increase in Federal Home Loan Bank advances of $9.5 million from none at December 31, 2007 and a $2.1 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.4 million, or 68.1%, from $5.0 million at December 31, 2007 to $1.6 million at September 30, 2008 as these funds were used primarily to fund loan and investment growth and to repurchase the Company’s common stock for the Company’s Recognition and Retention Plan in the amount of $520,000.

Investment Securities.  Available for sale investment securities decreased $651,000, or 32.5% from $2.0 million at December 31, 2007 to $1.4 million at September 30, 2008 as purchases of $500,000 of auction rate securities and $9,000 of equity securities during the nine month period ended September 30, 2008, were offset by the redemption of $650,000 of auction rate securities and the sale of $510,000 of equity securities at a loss of $22,000.  During this same period, mortgage-backed securities held to maturity increased to $10.1 million from none at December 31, 2007 as the Company invested funds borrowed from the Federal Home Loan Bank into these securities.

Index

Loans Receivable, Net. Loans receivable, net, increased $3.8 million, or 6.2%, to $65.5 million at September 30, 2008 from $61.7 million at December 31, 2007.  This increase was funded primarily by the increase in deposits and decrease in cash and cash equivalents.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $3.1 million or 19.6%, commercial real estate loans which increased $1.7 million or 9.7%, and construction loans which grew $916,000 or 54.6% as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by decreases of $964,000 or 5.6% in residential mortgage one-to-four family owner occupied loans, $681,000 or 15.5% in multi-family residential loans, $101,000 or 2.3% in home equity loans, and $83,000 or 6.9% in commercial lines of credit.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $2.1 million, or 3.9%, to $57.4 million at September 30, 2008 compared to $55.3 million at December 31, 2007.  This increase was attributable to a $2.5 million growth in certificates of deposit and $120,000 increase in our new e-savings accounts, offset by decreases of $359,000 in statement savings accounts and $139,000 in passbook savings accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased to $9.5 million at September 30, 2008 from none at December 31, 2007 as the Company invested the funds borrowed into mortgage-backed securities.

Stockholders’ Equity.  Total stockholders’ equity decreased $219,000, or 1.2%, to $17.3 million at September 30, 2008.  This decrease from December 31, 2007 was the result of the purchase of 55,545 shares of the Company’s common stock in the open-market to fund our Recognition and Retention Plan Trust (RRP) for an aggregate purchase price of $520,000, the purchase of 10,000 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $93,000 and dividends paid of $69,000, offset by net income for the nine months ended September 30, 2008 of $367,000, a decrease in unallocated shares held by the ESOP of $51,000 and $45,000 of compensation expense related to stock compensation plans.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net Income.  Net income amounted to $123,000 for the three months ended September 30, 2008, a decrease of $59,000, or 32.4% compared to net income of $182,000 for the same period in 2007.  The decrease in net income on a quarter over quarter basis was primarily the result of increases in non-interest expense of $94,000 and the provision for loan losses of $17,000, and a $5,000 decline in non-interest income, which were offset by an increase in net interest income of $34,000 and decrease in income tax expense of $23,000.  The increase in non-interest expense was primarily due to a $61,000 increase in salaries and employee benefits and $31,000 increase in professional fees for the three months ended September 30, 2008 compared to the same period in 2007.

Net Interest Income.  Net interest income increased $34,000, or 5.6%, to $643,000 for the three months ended September 30, 2008 from $609,000 for the comparable period in 2007.  The increase was driven by an increase in interest income of $54,000, or 4.5%, which was primarily attributable to an increase in average interest-earning assets of $7.4 million.  The increase in interest income was offset by an increase of $20,000, or 3.4%, in interest expense driven by an $8.7 million increase in average interest-bearing liabilities.

Index

Interest Income.  Interest income increased $54,000, or 4.5% for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007.  The increase resulted primarily from a $7.4 million increase in average interest-earning assets which had the effect of increasing interest income by $91,000.  This increase in volume was partially offset by a $37,000 decrease in interest income resulting from a 35 basis point decrease in the overall yield on interest-earning assets to 6.32% for the three months ended September 30, 2008 from 6.67% for the three months ended September 30, 2007.  The growth in average interest-earnings assets between the two periods can be attributed primarily to the increase in average net loans receivable of $8.1 million and average mortgage-backed securities of $7.0 million, offset by an $8.1 million decrease in average short-term investments and investment securities.  The increase in average net loans receivable was driven by the increase in average interest-bearing deposits and the re-deployment of short-term investments, while the increase in mortgage-backed securities was driven by the $6.4 million increase in average FHLB advances.  The average yield on loans decreased to 6.79% for the three months ended September 30, 2008 from 7.13% for the three months ended September 30, 2007.  The decrease in yield was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 275 basis points from September 2007 to September 2008.

Interest Expense.  Interest expense increased by $20,000, or 3.4%, to $606,000 for the three months ended September 30, 2008 compared to the same period in 2007.  The increase resulted primarily from an $8.7 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $64,000.  This increase in volume was partially offset by a $44,000 decrease in interest expense resulting from a 47 basis point decrease in the overall cost of interest-bearing liabilities to 3.88% for the three months ended September 30, 2008 from 4.35% for the three months ended June 30, 2007.  The decrease in liability yields is a result of the Company lowering its rates to reflect the current interest rate environment mentioned previously.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$7,297	$72	3.95%	$15,393	$192	4.99%
Mortgage-backed securities	7,025	84	4.78	-	-	-
Loans receivable, net (1)	64,210	1,090	6.79	56,062	999	7.13
Other interest-earning assets	545	3	2.20	235	4	6.81
Total interest-earning assets	79,077	1,249	6.32%	71,690	1,195	6.67%
Non-interest-earning assets	1,501			971
Total assets	$80,578			$72,661
Interest-bearing liabilities:
Passbook accounts	$3,441	11	1.28%	$4,123	14	1.36%
Statement and e-savings accounts	5,394	31	2.30	6,040	42	2.78
Certificate of deposit accounts	47,108	505	4.29	43,662	530	4.86
Total deposits	55,943	547	3.91	53,825	586	4.35
FHLB advances	6,538	59	3.61	-	-	-
Total interest-bearing liabilities	62,481	606	3.88%	53,825	586	4.35%
Non-interest-bearing liabilities	731			669
Total liabilities	63,212			54,494
Stockholders’ equity	17,366			18,167
Total liabilities and stockholders’ equity	$80,578			$72,661
Net interest-earning assets	$16,596			$17,685
Net interest income; average interest rate spread		$643	2.44%		$609	2.32%
Net interest margin (2)			3.25%			3.40%
Average interest-earning assets to average interest-bearing liabilities			126.56%			133.19%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

The Company increased its provision for loan losses by $17,000, from $14,000 for the quarter ended September 30, 2007 to $31,000 for the same period in 2008, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2008.  Non-performing loans amounted to $2.1 million, or 3.17% of net loans receivable at September 30, 2008, consisting of 10 loans, five of which are 90 days or more past due and still accruing interest and five of which are on non-accrual status.  The non-performing loans include commercial real estate, one-to-four family owner and non-owner occupied residential, multi-family residential and construction loans and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  The allowance for loan losses as a percent of total loans receivable was 1.12% at September 30, 2008 and 1.07% at December 31, 2007.

Non-interest income decreased $5,000, or 55.6%, from $9,000 for the three months ended September 30, 2007 to $4,000 for the three months ended September 30, 2008. A $3,000 decrease in fees and service charges combined with a $2,000 loss on investment securities accounted for the decline.

Index

Non-interest expense increased $94,000, or 30.6%, from $307,000 for the three months ended September 30, 2007 to $401,000 for the three months ended September 30, 2008.  Salaries and benefits expense accounted for $61,000 of the change as this expense increased 35.1% from $174,000 for the three months ended September 30, 2007 to $235,000 for the three months ended September 30, 2008 due to annual salary increases and the compensation expense associated with the stock compensation plans. In addition, professional fees accounted for $31,000 of the change as this expense increased 119.2% from $26,000 to $57,000 quarter over quarter due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the quarter over quarter increase in non-interest expense were increases in directors’ fees and expenses, occupancy and equipment expenses, and regulatory expenses of $1,000, $6,000 and $2,000, respectively, which were offset by a $7,000 decrease in other expenses.

The provision for income tax decreased $23,000 from $115,000 for the three months ended September 30, 2007 to $92,000 for the three months ended September 30, 2008 due primarily to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 42.8% and 38.7% for the three months ended September 30, 2008 and 2007, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net Income.  Net income amounted to $367,000 for the nine months ended September 30, 2008, an increase of $13,000, or 3.7% compared to net income of $354,000 for the same period in 2007. The increase was primarily the result of the increase in net interest income of $408,000, which was offset by a decrease in non-interest income of $12,000, and increases in the provision for loan losses of $65,000, non-interest expense of $294,000 and income tax expense of $24,000.

Net Interest Income.  Net interest income increased $408,000, or 28.1%, to $1.9 million for the nine months ended September 30, 2008 from $1.5 million for the comparable period in 2007.  The increase was driven by an increase in interest income of $469,000, or 14.6% which was primarily attributable to an increase in average interest-earning assets of $11.4 million, as the proceeds from the Company’s initial stock offering completed in July 2007 were invested into loans, short-term investments and investment securities.   The increase in interest income was offset by a $61,000, or 3.5% increase in interest expense driven by a $4.8 million increase in average interest-bearing liabilities.

Interest Income.  Interest income increased $469,000, or 14.6% for the nine months ended September 30, 2008 from $3.2 million for the nine months year ended September 30, 2007.  The increase resulted primarily from an $11.4 million increase in average interest-earning assets which had the effect of increasing interest income by $476,000.  This increase in volume was partially offset by a $7,000 decrease in interest income resulting from a 17 basis point decrease in the overall yield on interest-earning assets to 6.43% for the nine months ended September 30, 2008 from 6.60% for the nine months ended September 30, 2007.  The growth in average interest-earnings assets between the two periods can be attributed primarily to the increase in average net loans receivable of $7.9 million and average mortgage-backed securities of $3.6 million. The increase in average net loans receivable was driven by the net proceeds received in the stock offering and the increase in average interest-bearing deposits, while the increase in mortgage-backed securities was driven by the $3.3 million increase in average FHLB advances.  The average yield on loans decreased slightly to 6.92% for the nine months ended September 30, 2008 from 6.98% for the nine months ended September 30, 2007.

Index

Interest Expense.  Interest expense increased by $61,000, or 3.5%, to $1.8 million for the nine months ended September 30, 2008 compared to the same period in 2007.  The increase resulted primarily from a $4.8 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $136,000.  This increase in volume was partially offset by a $75,000 decrease in interest expense resulting from a 21 basis point decrease in the overall cost of interest-bearing liabilities to 4.08% for the nine months ended September 30, 2008 from 4.29% for the nine months ended September 30, 2007.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$9,681	$293	4.04%	$9,945	$335	4.49%
Mortgage-backed securities	3,591	127	4.72	-	-	-
Loans receivable, net (1)	62,840	3,261	6.92	54,920	2,875	6.98
Other interest-earning assets	399	9	3.01	246	11	5.96
Total interest-earning assets	76,511	3,690	6.43%	65,111	3,221	6.60%
Non-interest-earning assets	1,462			726
Total assets	$77,973			$65,837
Interest-bearing liabilities:
Passbook accounts	$3,482	34	1.30%	$4,427	46	1.39%
Statement and e-savings accounts	5,556	102	2.45	6,423	133	2.76
Certificate of deposit accounts	47,348	1,602	4.51	44,064	1,588	4.81
Total deposits	56,386	1,738	4.11	54,914	1,767	4.29
FHLB advances	3,346	90	3.59	-	-	-
Total interest-bearing liabilities	59,732	1,828	4.08%	54,914	1,767	4.29%
Non-interest-bearing liabilities	708			1,582
Total liabilities	60,440			56,496
Stockholders’ equity	17,533			9,341
Total liabilities and stockholders’ equity	$77,973			$65,837
Net interest-earning assets	$16,779			$10,197
Net interest income; average interest rate spread		$1,862	2.35%		$1,454	2.31%
Net interest margin (2)			3.24%			2.98%
Average interest-earning assets to average interest-bearing liabilities			128.09%			118.57%
_______________________

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

The Company increased its provision for loan losses by $65,000 from $32,000 for the nine months ended September 30, 2007 to $97,000 for the same period in 2008, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2008.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007.”

During the nine months ended September 30, 2008, a $20,000 home equity loan was charged off against the allowance for loan losses.

Index

In addition, during the nine months ended September 30, 2008 one commercial real estate loan acquired as real estate owned at a value of approximately $81,000 was sold for $110,000 resulting in a gain of $29,000.  The Company financed the purchase of the property.  In accordance with SFAS No. 66, $1,000 was recognized as income for the nine months ended September 30, 2008 and $28,000 was deferred and will be taken into income as payments on the loan are received.

Non-interest income decreased $12,000, or 46.2%, from $26,000 for the nine months ended September 30, 2007 to $14,000 for the nine months ended September 30, 2008, as a $10,000 increase in fees and service charges was offset by a $22,000 loss on investment securities.

Non-interest expense increased $294,000, or 33.8%, from $870,000 for the nine months ended September 30, 2007 to $1.2 million for the nine months ended September 30, 2008.  Salaries and benefits expense accounted for $129,000 of the change as this expense increased 25.4% from $507,000 for the nine months ended September 30, 2007 to $636,000 for the nine months ended September 30, 2008 due to annual salary increases and the compensation expense associated with the stock compensation plans. In addition, professional fees accounted for $98,000 of the change as this expense increased 142.0% from $69,000 for the nine months ended September 30, 2007 to $167,000 for the comparable period in 2008 due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the period over period increase in non-interest expense were increases in directors’ fees and expenses, occupancy and equipment expenses, regulatory and other expenses of $24,000, $14,000, $25,000 and $4,000, respectively.

The provision for income tax increased $24,000 from $224,000 for the nine months ended September 30, 2007 to $248,000 for the nine months ended September 30, 2008 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 40.3% and 38.8% for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2008, the Company's cash and cash equivalents amounted to $1.6 million.  At such date, the Company also had $2.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2008, Quaint Oak Bank had outstanding commitments to originate loans of $941,000 and commitments under unused lines of credit of $1.5 million.

At September 30, 2008, certificates of deposit scheduled to mature in less than one year totaled $32.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At September 30, 2008, Quaint Oak Bank had $9.5 million of advances from the Federal Home Loan Bank of Pittsburgh and had $31.5 million in borrowing capacity.

Index

Our stockholders’ equity amounted to $17.3 million at September 30, 2008, a decrease of $219,000 from December 31, 2007.  This decrease from December 31, 2007 was the result of the purchase of 55,545 shares of the Company’s common stock in the open-market to fund our Recognition and Retention Plan Trust (RRP) for an aggregate purchase price of $520,000, the purchase of 10,000 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $93,000 and dividends paid of $69,000, offset by net income for the nine months ended September 30, 2008 of $367,000, a decrease in unallocated shares held by the ESOP of $51,000 and $45,000 of compensation expense related to stock compensation plans.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2008, Quaint Oak Bank exceeded each of its capital requirements with ratios of 16.51%, 20.09% and 21.28%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments. At September 30, 2008, we had unfunded commitments under lines of credit of $1.5 million and $941,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

Index

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 July 1, 2008 – July 31, 2008	- -	$	- -	- -	138,862
Month #2 August 1, 2008 – August 31, 2008	1,000		9.39	1,000	137,862
Month #3 September 1, 2008 – September 30, 2008	9,000		9.23	9,000	128,862
Total	10,000		$9.25	10,000	128,862

Notes to this table:

(1)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Index

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

Date:	November 14, 2008	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	November 14, 2008	By:	/s/ Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial and accounting officer)