Form 10-K
period 2008-12-31
QUAINT OAK BANCORP INC
filed 2009-03-31
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 0-52964

QUAINT OAK BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

607 Lakeside Drive, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 364-4059

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
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $9.35 on June 30, 2008, the last day of the Registrant’s second quarter was $10,591,867 (1,388,625 shares outstanding less 255,805 shares held by affiliates at $9.35 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 25, 2009: 1,333,089

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2008 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

          This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Quaint Oak Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Quaint Oak Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Quaint Oak Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Quaint Oak Bancorp will be engaged. Quaint Oak Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

          As used in this report the terms “we,” “us,” and “our” refer to Quaint Oak Bancorp, a Pennsylvania corporation, or Quaint Oak Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of Quaint Oak Bancorp, as the context requires. In addition, unless the context otherwise requires, references to the operations of Quaint Oak Bancorp include the operations of Quaint Oak Bank.

PART I

Item 1. Business.

General

          Quaint Oak Bancorp is a Pennsylvania corporation headquartered in Southampton, Pennsylvania. Quaint Oak Bancorp became the holding company for Quaint Oak Bank in connection with the conversion of Quaint Oak Bank in July 2007 from a Pennsylvania chartered mutual savings bank to a stock savings bank. Quaint Oak Bank, whose predecessor was originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000. Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania. Quaint Oak Bank’s primary market area includes Bucks County, and, to a lesser extent, Montgomery County. As of December 31, 2008, Quaint Oak Bancorp had $88.4 million of total assets, $59.0 million of deposits and $17.3 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 19.5% of total assets as of December 31, 2008.

          Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, multi-family and commercial real estate loans secured by property in our primary market area. Quaint Oak Bank also originates home equity loans and lines of credit also secured by residential properties in our primary lending area. Quaint Oak Bank serves its customers through its main office as well as through correspondence and telephone banking.

          Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking. Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision. Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh” or “FHLB”), which is one of the 12 regional banks comprising the Federal Home Loan Bank System (“FHLB System”). Quaint Oak Bank is also subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves required to be maintained against deposits and certain other matters.

          Quaint Oak Bancorp’s principal executive offices are located at 607 Lakeside Drive, Southampton, Pennsylvania 18966 and its telephone number is (215) 364-4059.

Quaint Oak Bank’s Lending Activities

          General. At December 31, 2008, the net loan portfolio of Quaint Oak Bank amounted to $69.3 million, representing approximately 78.4% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans and construction loans. At December 31, 2008, one-to-four family residential loans amounted to $38.9 million, or 55.7% of its total loan portfolio of which $17.5 million or 25.0% consisted of owner occupied properties and $21.5 million or 30.7% consisted of non-owner occupied properties. At December 31, 2008, commercial real estate loans totaled $19.1 million, or 27.3% of its total loan portfolio. Multi-family residential loans totaled $3.5 million, or 5.0% of the total loan portfolio at December 31, 2008. Home equity loans totaled $4.6 million, or 6.6% of the total loan portfolio at December 31, 2008. Construction loans totaled $2.8 million, or 3.9% of the total loan portfolio at December 31, 2008. As part of our desire to diversify the loan portfolio, Quaint Oak Bank also offers commercial lines of credit, which amounted to $813,000 million, or 1.2% of the total loan portfolio at December 31, 2008.

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

          As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loan to one borrower limit. Our lending policy limits our loans to one borrower to an aggregate of 15% of Bank capital which amounts to $1.9 million at December 31, 2008. At December 31, 2008, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.6 million, $1.5 million, $1.3 million, $1.2 million and $1.2 million. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2008.

          Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$17,460	25.0%	$17,248	27.7%
Non-owner occupied	21,489	30.7	15,757	25.3
Total one-to-four family residential loans	38,949	55.7	33,005	53.0

Multi-family residential	3,526	5.0	4,385	7.1
Commercial real estate	19,096	27.3	17,481	28.1
Construction	2,752	3.9	1,677	2.7
Commercial lines of credit	813	1.2	1,206	1.9
Home equity loans	4,585	6.6	4,431	7.1
Total real estate loans	69,721	99.7	62,185	99.9

Auto loans	103	.1	—	—
Loans secured by deposits	109	.2	36	.1
Total loans	69,933	100.0%	62,221	100.0%
Plus (less):
Deferred loan fees and costs	66		102
Allowance for loan losses	(689)		(667)
Net loans	$69,310		$61,656

Origination of Loans. The lending activities of Quaint Oak Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from brokers and existing customers. Written loan applications are taken by one of Quaint Oak Bank’s loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. To ensure independence, loan officers with the responsibility for ordering appraisals and evaluations do not have the sole approval authority for granting a loan request. As a matter of practice, Quaint Oak Bank obtains independent outside appraisals on substantially all of its loans which must conform to Quaint Oak Bank’s appraisal requirements. We may make an exception for loans submitted by licensed mortgage brokers or mortgage bankers placing loan applications. Quaint Oak Bank also requires hazard insurance in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. An environmental questionnaire may be required on any property where an environmental issue is suspected.

          All loans are presented to the loan committee for review. Quaint Oak Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans over $750,000 must be approved by Quaint Oak Bank’s loan committee, which currently consists of Messrs. Ager, Spink, Strong, Schulmeister and Phillips, who is Chairman.

          The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2008	2007
	(In thousands)
Loan originations:
One-to-four family residential (owner occupied and non-owner occupied)	$12,681	$8,569
Multi-family residential, commercial real estate construction and commercial lines of credit	6,112	7,261
Construction	3,807	2,623
Home equity and other	2,842	3,441
Total loan originations	25,442	21,894
Loan principal repayments	(16,917)	(14,638)
Decreases due to other items, net (1)	(871)	(153)
Net increase in loan portfolio	$7,654	$7,103

(1)	Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

          Although Pennsylvania laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity to its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area.

          Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2008, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four Family Residential	Multi- family Residential, Commercial Real Estate	Construction	Home Equity and Other	Total
	(In Thousands)
Amounts due after December 31, 2008 in:
One year or less	$2,573	$1,139	$2,578	$1,009	$7,299
After one year through three years	6,464	6,639	135	73	13,311
After three years through five years	11,988	10,794	—	311	23,093
After five years through ten years	4,931	3,578	39	1,185	9,733
After ten years through 15 years	3,146	1,224	—	2,134	6,504
After 15 years	9,847	61	—	85	9,993
Total	$38,949	$23,435	$2,752	$4,797	$69,933

          The following table shows the dollar amount of our loans at December 31, 2008 due after December 31, 2009 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential	$24,426	$11,950	$36,376
Multi-family residential, commercial real estate, and commercial lines of credit	13,074	9,223	3,646
Construction	174	—	174
Home equity and other	3,782	5	3,788
Total	$41,456	$1,807	$62,634

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

          One-to-Four Family Residential Real Estate Loans. The principal lending activity of Quaint Oak Bank is the origination of loans secured by single-family residences. At December 31, 2008, $38.9 million, or 55.7%, of our total loan portfolio, before net items, consisted of one-to-four family residential loans including both owner occupied and non-owner occupied properties.

          It is our policy to lend in a first lien position on owner occupied residences with fixed and variable rates and terms up to 30 years. Mortgages are limited to 80% of the appraised value, or sale price, of the secured real estate property, whichever is lower. It is our policy to lend in a first lien position on non-owner occupied residential property with fixed and variable rates and terms up to 15 years or longer amortizations. Primarily such loans are originated at a fixed rate with a five year maturity. Such loans are generally limited to 80%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.

          Our guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores.

          We originate both fixed rate and adjustable rate residential real estate loans. Fixed rate loans do not have the same risks associated with a borrower’s ability to repay as adjustable rate loans in a rising interest rate environment; however, the costs of funding such loans are adversely affected by rising interest rates.

          Commercial Real Estate Loans. Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2008, $19.1 million, or 27.3% of our loan portfolio consisted of commercial real estate loans and $813,000 or 1.2% of our loan portfolio consisted of commercial lines of credit. We also originate construction loans, which at December 31, 2008, amounted to $2.8 million or 3.9% of our loan portfolio. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

          It is generally our policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties. However, in rare instances, we may take a second lien position if approved by the loan committee. Quaint Oak Bank offers fixed and variable rate mortgage loans with terms up to 15 years with longer amortizations. Commercial real estate loans are limited to 80%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property. Commercial real estate loans are presented to the loan committee for review and approval, including analysis of the creditworthiness of the borrower. The loan committee reviews the cash flows from the property to determine if the proceeds will adequately cover debt service. A Debt Service Coverage Ratio (DSCR) is calculated using gross income minus operating expenses vs. debt service. Quaint Oak Bank uses a DSCR of 1.10. We obtain copies of leases to document income. Assignments of rents and leases as well as the requirement to provide annual updates of financial information and rent rolls are included in the loan documentation.

          Construction Loans. Construction loans are generally granted for the purpose of building or renovating a single residential home. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. The bank does not fund an interest reserve. When the construction is finished, the amount of the outstanding loan is less than 80% of the completed value of the property. The bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2008, $2.8 million, or 3.9% of Quaint Oak Bank’s total loan portfolio consisted of construction loans.

          Home Equity Loans. Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes. Quaint Oak Bank originates home equity loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. As part of our lending strategy, we intend to focus on increasing home equity loans, including home equity lines of credit. At December 31, 2008, $4.6 million, or 6.6% of Quaint Oak Bank’s total loan portfolio consisted of home equity loans.

          Loan Origination and Other Fees. In addition to interest earned on loans, Quaint Oak Bank generally receives loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. Such origination fees are deferred and recognized as an adjustment to the yield (interest income) of the related loans over the contractual life of the loans.

Asset Quality

          General. Quaint Oak Bank’s collection procedures provide that when a loan is 17 days past due, a telephone call is made to the borrower by a mortgage clerk. If the borrower misses a second payment date, an executive officer will contact the borrower to determine the reason for the delinquency and to work out a possible solution. Late charges will be assessed based on the number of days specified in the note beyond the due date. The Board of Directors is notified of all delinquencies thirty days past due. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

          Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Real estate owned totaled $732,000 and $-0- at December 31, 2008 and 2007, respectively.

          Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2008.

	December 31, 2008
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)

One-to-four family residential	12	$2,058	—	$—
Multi-family residential, commercial real estate, construction and commercial lines of credit	6	1,077	—	—
Home equity and other	—	—	—	—
Total delinquent loans	18	$3,135	—	$—
Delinquent loans to total net loans		4.52%		—%
Delinquent loans to total loans		4.48%		—%

          Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) at the dates indicated.

	December 31,
	2008	2007
	(Dollars in Thousands)

Non-accruing loans:
One-to-four family residential	$121	$1,275
Multi-family residential, commercial real estate, construction and commercial lines of credit	318	82
Home equity and other	—	44
Total non-accruing loans	439	1,401
Accruing loans 90 days or more past due:
One-to-four family residential	—	8
Multi-family residential, commercial real estate, construction and commercial lines of credit	—	141
Home equity and other	—	—
Total accruing loans 90 days or more past due	—	149
Total non-performing loans (1)	439	1,550
Other real estate owned, net	732	—
Total non-performing assets	1,171	1,550
Troubled debt restructurings	921	—
Total non-performing assets and troubled debt restructurings	$2,092	$1,550
Total non-performing loans as a percentage of loans, net	0.63%	2.51%
Total non-performing loans as a percentage of total assets	0.50%	2.11%
Total non-performing assets as a percentage of total assets	1.32%	2.11%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.37%	2.11%

(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

          During the first quarter of 2009, three loans totaling $650,000, that were approximately 30 days past due at December 31, 2008, became 90 days past due. If the delinquency exists at the end of the first quarter of 2009, these loans may be placed on non-accrual status. All three loans are well collateralized.

          Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

          Allowance for Loan Losses. At December 31, 2008, Quaint Oak Bank’s allowance for loan losses amounted to $689,000. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. Quaint Oak Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties as well as commercial real estate loans. The management of Quaint Oak Bank considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Quaint Oak Bank might sustain on them.

          While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

          The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2008	2007
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$69,310	$61,656

Average loans outstanding	$63,931	$56,001

Allowance for loan losses, beginning of period	$667	$575
Provision for loan losses	142	93
Charge-offs:
One-to-four family residential	(100)	(1)
Multi-family residential, commercial real estate, construction and commercial lines of credit	—	—
Home equity and other	(20)	—
Total charge-offs	(120)	(1)
Recoveries on loans previously charged off	—	—
Allowance for loan losses, end of period	$689	$667

Allowance for loan losses as a percent of non-performing loans	156.95%	43.03%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	—%

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2008		2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)

One-to-four family residential	$207	55.7%	$231	53.0%
Multi-family residential, commercial real estate, construction and commercial lines of credit	265	37.4	243	39.8
Home equity and other	24	6.9	26	7.2
Unallocated	193	—	167	—
Total	$689	100.0%	$667	100.0%

          The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

          Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2008, we had no securities classified as available for sale, $12.0 million of securities classified as held to maturity and no securities classified as trading.

          Federal Home Loan Bank stock is a restricted investment security, carried at cost. The purchase of Federal Home Loan Bank stock provides banks with the right to be a member of the Federal Home Loan Bank and to receive the products and services that the Federal Home Loan Bank provides to member banking institutions. Unlike other types of stock, Federal Home Loan Bank stock is acquired primarily for the right to receive advances from the Federal Home Loan Bank, rather than for the purpose of maximizing dividends or stock growth. Federal Home Loan Bank stock is an activity based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the Federal Home Loan Bank announced a decision to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment.

          The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2008	2007
	(In Thousands)

Interest-earning time deposits with other financial institutions	$3,735	$1,835
Mortgage securities portfolio mutual fund	—	501
Auction market securities	—	1,500
U.S. Government agency obligations	2,250	2,253
Mortgage-backed securities	9,777	—
FHLB of Pittsburgh stock	797	237
Total	$16,559	$6,326

          The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008.

	Amounts at December 31, 2008 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)

Interest-earning time deposits with other financial institutions	$3,735	3.79%	$—	—%	$—	—%	$—	—%
U.S. Government agency obligations	1,000	3.83	1,250	3.65	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	9,777	4.79
Total	$4,735	3.80%	$1,250	3.65%	$—	—%	$9,777	4.79%

Sources of Funds

          General. Deposits are the primary source of Quaint Oak Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

          Deposits. Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, Pennsylvania and northeast Philadelphia. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts. In the fourth quarter of 2007, Quaint Oak Bank introduced an e-savings deposit account product. This account allows customers to earn money market rates on their funds. Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2008, the e-savings account deposits totaled $429,000.

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

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2008		2007
	Amount	%	Amount	%
	(Dollars in Thousands)

Certificate accounts:
2.00% - 2.99%	$1,364	2.3%	$—	—%
3.00% - 3.99%	30,556	51.8	2,214	4.0
4.00% - 4.99%	17,888	30.3	27,957	50.6
5.00% - 5.99%	295	0.5	15,801	28.6
Total certificate accounts	50,103	84.9	45,972	83.2
Transaction accounts:
Passbook	3,356	5.7	3,659	6.6
Statement and e-savings accounts	5,522	9.4	5,630	10.2
Total transaction accounts	8,878	15.1	9,289	16.8
Total deposits	$58,981	100.0%	$55,261	100.0%

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2008			2007
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)

Passbook	$3,460	$45	1.30%	$4,267	$59	1.38%
Statement and e-savings accounts	5,537	134	2.42	6,235	173	2.77
Certificates of deposit	47,929	2,113	4.41	44,158	2,128	4.82
Total interest-bearing deposits	56,926	2,292	4.03	54,660	2,360	4.32
Total deposits	$56,926	$2,292	4.03%	$54,660	$2,360	4.32%

          The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2008	2007
	(In Thousands)
Total deposits	$17,869	$16,083
Total withdrawals	(16,442)	(18,939)
Interest credited	2,293	2,367
Total increase (decrease) in deposits	$3,720	$(489)

          The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2008.

	Balance at December 31, 2008 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In Thousands)

2.00% - 2.99%	$1,364	$—	$—	$—	$1,364
3.00% - 3.99%	26,663	3,294	183	416	30,556
4.00% - 4.99%	8,330	4,579	956	4,023	17,888
5.00% - 5.99%	65	6	183	41	295
Total certificate accounts	$36,422	$7,879	$1,322	$4,480	$50,103

          The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2008 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2009	$1,373	3.82%
June 30, 2009	1,815	3.49
September 30, 2009	1,820	3.80
December 31, 2009	4,159	3.90
After December 31, 2009	4,500	4.42
Total certificates of deposit with balances of $100,000 or more	$13,667	4.00%

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

          As of December 31, 2008, Quaint Oak Bank was permitted to borrow up to an aggregate total of $46.8 million from the Federal Home Loan Bank of Pittsburgh. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $11.2 million and $-0- at December 31, 2008 and 2007, respectively. At present, however, we are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on recent decisions by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2008	2007
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$4,925	$—
Maximum amount outstanding at any month-end during the period	11,150	—
Balance outstanding at end of period	11,150	—
Average interest rate during the period	3.49%	—%
Weighted average interest rate at end of period	2.93%	—%

Total Employees

          Quaint Oak Bank had nine full-time employees at December 31, 2008. None of these employees are represented by a collective bargaining agreement, and Quaint Oak Bank believes that it enjoys good relations with its personnel.

Market Area

          Quaint Oak Bank’s primary market area for loans and deposits is in Southampton, Pennsylvania, particularly southwestern Bucks County, southeastern Montgomery County and northeast Philadelphia. Quaint Oak Bank’s operating strategy is based on strong personal service and operating efficiency.

          Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania. Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east. In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties. We expect population growth and new housing growth will likely remain above the state average in the near term. Income and wealth demographics in our market area are also above both national and Pennsylvania averages.

Competition

          Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Currently, Quaint Oak Bank must compete against a number of small community banks, three regional banks and three national banks in Bucks County. Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates, Quaint Oak Bank also faces intense competition from the money market mutual funds and national savings products. Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

          Quaint Oak Bank’s competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Quaint Oak Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

          At June 30, 2008, the latest date for which information is available, the size of the market in Bucks County, Pennsylvania, as defined by total Federal Deposit Insurance Corporation insured deposits, was $12.2 billion, populated by 262 branch offices. Based on information available on the Federal Deposit Insurance Corporation’s website at www.fdic.gov, commercial banks accounted for $8.0 billion of such deposits, served by 176 of the 262 branches. Savings institutions had the remaining 86 branches totaling $4.2 billion in deposits, or 34.0% of the market.

Regulation of Quaint Oak Bancorp

          General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, Quaint Oak Bancorp has registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Office of Thrift Supervision’s qualified thrift lender requirement, dividend restrictions and transactions with affiliates regulations.

          Restrictions Applicable to Quaint Oak Bancorp. As a non-grandfathered savings and loan holding company, Quaint Oak Bancorp is permitted to engage only in the following activities:

●	furnishing or performing management services for a subsidiary savings institution;

●	conducting an insurance agency or escrow business;

●	holding, managing, or liquidating assets owned or acquired from a subsidiary savings institution;

●	holding or managing properties used or occupied by a subsidiary savings institution;

●	acting as trustee under a deed of trust;

●
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

●
purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

●	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

●	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

●	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

●	financial, investment, or economic advisory services;

●	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

●	underwriting, dealing in, or making a market in securities;

●	activities previously determined by the Federal Reserve Board to be closely related to banking;

●	activities that bank holding companies are permitted to engage in outside of the U.S.; and

●	portfolio investments made by an insurance company.

In addition, Quaint Oak Bancorp cannot be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

          If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2008, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

          If the subsidiary savings association fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners’ Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

          Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings association subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

●	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

●	the branching powers of the institution shall be restricted to those of a national bank; and

●	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

          Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test.

          Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Quaint Oak Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

          In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2006, was in compliance with the above restrictions.

          Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

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

          Federal Securities Laws. Quaint Oak Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended. Quaint Oak Bancorp is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

          The Sarbanes-Oxley Act. Quaint Oak Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission include:

●	the creation of an independent accounting oversight board;

●	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

●	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting. At December 31, 2008, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report;

●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

●	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

●	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

●	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

●	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

●	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

●	mandatory disclosure by analysts of potential conflicts of interest; and

●	a range of enhanced penalties for fraud and other violations.

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

          Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the first quarter of 2009 is 0.0114% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

          The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Quaint Oak Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Quaint Oak Bank’s deposit insurance.

          On February 27, 2009, the Federal Deposit Insurance Corporation adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Higher assessments for well-managed and well-capitalized institutions that rely significantly on brokered deposits will apply only when accompanied by rapid asset growth.

          On February 27, 2009, the FDIC also adopted an interim rule with request for comments imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment from 20 to 10 basis points. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.

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

          The Federal Deposit Insurance Corporation’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the Federal Deposit Insurance Corporation’s regulation, highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

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

          At December 31, 2008, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements. See Note 14 to the notes to our financial statements included in Exhibit 13.0 hereto.

          Activities and Investments of Insured State-Chartered Savings Banks. The activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered savings banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

●	acquiring or retaining a majority interest in a subsidiary;

●
investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

●
acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

●	acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

          Restrictions on Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. These regulations apply to Quaint Oak Bancorp because Quaint Oak Bank is considered a savings association for certain purposes under Office of Thrift Supervision regulations. Under applicable regulations, a savings association must file an application for Office of Thrift Supervision approval of the capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

●	the institution would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the institution is not eligible for expedited treatment of its filings with the Office of Thrift Supervision.

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

          Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Quaint Oak Bank currently has a privacy protection policy in place and believes such policy is in compliance with the Gramm-Leach-Bliley Act and its implementing regulations.

          Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act amended the Bank Secrecy Act to significantly expand the responsibilities of financial institutions, including insured state savings banks such as Quaint Oak Bank, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Quaint Oak Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions.

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

TAXATION

Federal Taxation

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

          Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Quaint Oak Bancorp has not been subject to the AMT nor does it have any such amounts available as credits for carryover.

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

State and Local Taxation

          Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

          Quaint Oak Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts Quaint Oak Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments. The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Quaint Oak Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 1A. Risk Factors.

          Not applicable.

Item 1B. Unresolved Staff Comments.

          Not applicable.

Item 2. Properties.

          As of December 31, 2008, Quaint Oak Bancorp conducted its business from its main office in Southampton, Pennsylvania. The following table sets forth the net book value of the leasehold improvements and certain other information with respect to our main office at December 31, 2008.

Description/Address	Leased/Owned	Date of Lease Expiration		Net Book Value of Property	Amount of Deposits
				(In Thousands)
607 Lakeside Drive Southampton, Pennsylvania 18966	Leased	—	(1)	$—	$58,981
609 Lakeside Drive Southampton, Pennsylvania 18966	Leased	11/30/09	(2)	8	—

(1)	Such lease is month to month, with 120 days’ notice required for termination.
(2)	Such lease is renewable for one year, with 90 days’ notice required.

Item 3. Legal Proceedings.

          Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          (a)          Quaint Oak Bancorp’s common shares have been quoted on the OTC Bulletin Board (“OTCBB”) since July 2007, under the symbol “QNTO.” Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp’s common shares for 2008 and 2007. Such prices do not include retail financial markups, markdowns or commissions. Information relating to prices has been obtained from the OTCBB.

Quarter ended:	High	Low	Cash dividends per share

December 31, 2008	$9.24	$7.47	$0.025
September 30, 2008	$9.65	$8.51	$0.025
June 30, 2008	$9.65	$9.03	$0.025
March 31, 2008	$9.47	$9.00	$—

Quarter ended:	High	Low	Cash dividends per share

December 31, 2007	$9.85	$8.58	$—
September 30, 2007	$9.90	$8.70	—

          As of December 31, 2008, Quaint Oak Bancorp had 1,352,021 common shares outstanding held of record by 218 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2008 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 October 1, 2008 – October 31, 2008	1,000	$9.05	1,000	127,862
Month #2 November 1, 2008 – November 30, 2008	11,504	8.47	11,504	116,358
Month #3 December 1, 2008 – December 31, 2008	14,100	8.05	14,100	102,258
Total	26,604	$8.27	26,604	102,258

Notes to this table:

(1)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.

Item 6. Selected Financial Data.

          The information required herein is incorporated by reference from page 2 of the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The information required herein is incorporated by reference from pages 3 to 12 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          As a smaller reporting company (as defined) we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

          The information required herein is incorporated by reference from pages 13 to 38 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable.

Item 9A (T). Controls and Procedures.

          Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Annual Report on Internal Control over Financial Reporting

          Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect the Company’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

          Management, including the chief executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2009 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

          Quaint Oak Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Quaint Oak Bancorp and Quaint Oak Bank. A copy of the Code of Ethics is available on the Company’s website at www.quaintoak.com.

Item 11. Executive Compensation.

          The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director’s Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

          Equity Compensation Plan Information. The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	194,408	(1)	$10.00	(1)	42,773
Equity compensation plans not approved by security holders	—		—		—
Total	194,108		$10.00		42,773

(1)	Includes 55,545 shares subject to restricted stock grants which were not vested as of December 31, 2008. The weighted-average exercise price excludes such restricted stock grants.

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

Item 14. Principal Accounting Fees and Services.

          The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

          (2)          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)          Exhibits

          The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Retstated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank *	(2)
13.0	Annual Report to Shareholders	Filed herewith
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 0000-52694)

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 30, 2009	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Robert T. Strong	President and Chief Executive Officer	March 30, 2009
Robert T. Strong

/s/ Diane J. Colyer	Operations Officer (principal financial and accounting officer)	March 30, 2009
Diane J. Colyer

/s/ Robert J. Phillips	Chairman	March 30, 2009
Robert J. Phillips

/s/ George M. Ager, Jr.	Director	March 30, 2009
George M. Ager, Jr.

/s/ John J. Augustine	Director	March 30, 2009
John J. Augustine

/s/ James J. Clarke	Director	March 30, 2009
James J. Clarke, Ph.D.

/s/ Andrew E. DiPiero, Jr.	Director	March 30, 2009
Andrew E. DiPiero, Jr.

/s/ Kenneth R. Gant	Director	March 30, 2009
Kenneth R. Gant

/s/ Marsh B. Spink	Director	March 30, 2009
Marsh B. Spink