Form 10-Q
period 2009-03-31
QUAINT OAK BANCORP INC
filed 2009-05-14
CIK 1391933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from			to

Commission	File Number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			35-2293957
(State or other jurisdiction of			(IRS Employer Identification No.)
incorporation or organization)

607 Lakeside Drive, Southampton, Pennsylvania 18966
(Address of principal executive offices)

(215) 364-4059
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer [ ]		Accelerated filer [ ]
	Non-accelerated filer [ ]		Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]  No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of April 30, 2009, 1,323,089 shares of common stock were issued and outstanding.

INDEX

Page
PART I	-	FINANCIAL INFORMATION

Item 1:	Financial Statements:

Consolidated Balance Sheets as of March 31, 2009 and December
31, 2008 (Unaudited)	1

Consolidated Statements of Income for the Three Months Ended
March 31, 2009 and 2008 (Unaudited)	2

Consolidated Statement of Stockholders’ Equity for the Three
Months Ended March 31, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2009 and 2008 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	16

Item 3:	Qualitative and Quantitative Disclosures About Market Risk	22

Item 4:	Controls and Procedures	22

PART II	-	OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults upon Senior Securities	23

Item 4:	Submission of Matters to a Vote of Security Holders	23

Item 5:	Other Information	24

Item 6:	Exhibits	24

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2009	2008
ASSETS	(In thousands, except share data)

Due from banks, non-interest-bearing	$ 726	$ 490
Due from banks, interest-bearing	1,476	545
Cash and cash equivalents	2,202	1,035
Investment in interest-earning time deposits	3,760	3,735
Investment securities held to maturity (fair value-2009 $757; 2008 $2,263)	750	2,250
Mortgage-backed securities held to maturity (fair value-2009 $9,794; 2008 $10,132)	9,354	9,777
Loans receivable, net of allowance for loan losses
2009 $740; 2008 $689	72,668	69,310
Accrued interest receivable	390	355
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	60	67
Prepaid expenses and other assets	1,217	1,055

Total Assets	$91,198	$88,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$64,706	$58,981
Federal Home Loan Bank advances	8,350	11,150
Accrued interest payable	140	138
Advances from borrowers for taxes and insurance	621	729
Accrued expenses and other liabilities	105	110
Total Liabilities	73,922	71,108

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	--	--
Common stock – $0.01 par value; 9,000,000 shares authorized;
1,388,625 issued and 1,333,089 and 1,352,021 outstanding
at March 31, 2009 and December 31, 2008, respectively	14	14
Additional paid-in capital	13,436	13,409
Treasury stock, at cost: 2009 55,536 shares; 2008 36,604 shares	(457)	(312)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(935)	(952)
Recognition & Retention Plan Trust (RRP)	(520)	(520)
Retained earnings	5,738	5,634
Total Stockholders' Equity	17,276	17,273

Total Liabilities and Stockholders’ Equity	$91,198	$88,381

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Interest Income	(In thousands, except share data)

Loans receivable, including fees	$1,193	$1,049
Short-term investments and investment securities	163	128
Dividends	--	3

Total Interest Income	1,356	1,180

Interest Expense

Deposits	548	612
Federal Home Loan Bank advances	78	--

Total Interest Expense	626	612

Net Interest Income	730	568

Provision for Loan Losses	62	37

Net Interest Income after Provision for Loan Losses	668	531

Non-Interest Income - Fees and services charges	20	11

Non-Interest Expense

Salaries and employee benefits	247	182
Directors’ fees and expenses	53	56
Occupancy and equipment	23	23
Professional fees	94	69
Regulatory	18	17
Other	26	35

Total Other Expenses	461	382

Income before Income Taxes	227	160

Income Taxes	90	63

Net Income	$137	$97

Earnings per share – basic	$0.12	$0.08
Average shares outstanding - basic	1,189,263	1,280,322
Earnings per share - diluted	$0.12	$0.08
Average shares outstanding - diluted	1,189,263	1,280,322

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2009
(In thousands, except share data)	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Total Stockholders' Equity

BALANCE – DECEMBER 31, 2008	1,352,021	$14	$13,409	$(312)	$(952)	$(520)	$5,634	$17,273
Common stock allocated by ESOP			(3)		17			14

Treasury stock purchased	(18,932)			(145)				(145)

Stock based compensation expense			30					30

Cash dividends declared ($0.025 per share)							(33)	(33)

Net income							137	137

BALANCE – March 31, 2009	1,333,089	$14	$13,436	$(457)	$(935)	$(520)	$5,738	$17,276

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities	(In thousands)
Net income	$137	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62	37
Depreciation expense	7	6
Net amortization (accretion) of securities premiums and discounts	(2)	1
Amortization of deferred loan fees and costs	(3)	(2)
Stock-based compensation expense	44	17
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(35)	(32)
Prepaid expenses and other assets	46	(26)
Accrued interest payable	2	(11)
Accrued expenses and other liabilities	(5)	27
Net Cash Provided by Operating Activities	253	114

Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(25)	119
Purchase of investment securities available for sale	-	(506)
Proceeds from calls of investment securities held to maturity	1,500	--
Principal payments on mortgage-backed securities	425	--
Net increase in loans receivable	(3,625)	(1,893)
Net increase in Federal Home Loan Bank stock	--	(4)
Purchase of property and equipment	--	(35)
Net Cash Used in Investing Activities	(1,725)	(2,319)

Cash Flows from Financing Activities
Net increase in deposits	5,725	2,517
Net decrease in short-term Federal Home Loan Bank advances	(2,800)	--
Dividends paid	(33)	--
Purchase of treasury stock	(145)	--
Decrease in advances from borrowers for taxes and insurance	(108)	(88)
Net Cash Provided by Financing Activities	2,639	2,429

Net Increase in Cash and Cash Equivalents	1,167	224
Cash and Cash Equivalents – Beginning of Period	1,035	4,987
Cash and Cash Equivalents – End of Period	$2,202	$5,211

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$624	$623
Cash payments for income taxes	$--	$60
Transfer of loans to other real estate owned	$208	$81

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

Prior to the conversion, Quaint Oak Savings Bank operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank.  The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The market area served by the Bank is principally Bucks County, Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and e-savings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, lines of credit, and, to a lesser extent, auto loans.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2008 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2008 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

At March 31, 2009, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three months ended March 31, 2008, unrealized holding losses on available for sale securities were $6,000 with a related tax benefit of $3,000 for net other comprehensive loss of $3,000.  The Company had no items of other comprehensive income for the three months ended March 31, 2009.

Earnings per Share.  Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months ended March 31, 2009, all outstanding stock options (108,311 shares) and unvested restricted stock (43,324 shares) were antidilutive.  For the three months ended March 31, 2008, the Company had no stock options or restricted stock outstanding.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements. In December 2007, the FASB issued Statement No. 141(R) Business Combinations. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This new pronouncement will impact the Company’s accounting for business combinations after January 1, 2009.

In March 2008, the FASB issued Statement No 161, Disclosures about Derivative Instruments and Hedging Activities-and amendment of FASB Statement No. 133 (Statement 161). Statement No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an equity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company adopted Statement  No. 161 on January 1, 2009. The adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP clarifies all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participating securities in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company adopted Staff Position (FSP) EITF 03-6-1 on January 1, 2009. The adoption of this staff position did not have any effect on the Company’s consolidated financial position or results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The Company adopted FSP 133-1 and FIN 45-4 on January 1, 2009. The adoption of this staff position did not have any effect on the Company’s consolidated financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by the U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Reclassifications.  Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 financial statements.  Such reclassifications did not have a material impact on the overall financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 2 – Investment Securities

The amortized cost and fair value of investment securities held to maturity at March 31, 2009 and December 31, 2008 are summarized below (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$750	$7	$--	$757

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$2,250	$13	$--	$2,263

Note 3 – Mortgage-backed Securities

The amortized cost and fair value mortgage-backed securities held to maturity at March 31, 2009 and December 31, 2008 are summarized below (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,830	$238	$--	$5,068
FHLMC pass-through certificates	4,524	202	--	4,726
	$9,354	$440	$--	$9,794

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$5,025	$202	$--	$5,227
FHLMC pass-through certificates	4,752	153	--	4,905
	$9,777	$355	$--	$10,132

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Real estate loans:
One-to four-family residential:
Owner occupied	$17,693	$17,460
Non-owner occupied	23,229	21,489
Total one-to-four family residential	40,922	38,949

Multi-family residential	3,270	3,526
Commercial real estate	19,071	19,096
Construction	3,552	2,752
Commercial lines of credit	966	813
Home equity loans	5,457	4,585
Total real estate loans	73,238	69,721

Auto loans	109	103
Loans secured by deposits	6	109
Total loans	73,353	69,933

Deferred loan fees and costs	55	66
Allowance for loan losses	(740)	(689)
Net loans	$72,668	$69,310

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31, 2009	March 31, 2008
Balance, beginning of the year	$689	$667
Provision for loan losses	62	37
Charge-offs	(11)	--
Recoveries	--	--
(Charge-offs)/recoveries, net	(11)	--

Balance, end of period	$740	$704

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2009	December 31, 2008
Passbook savings accounts	$ 3,391	$ 3,356
Statement and e-savings accounts	6,327	5,522
Certificates of deposit	54,988	50,103
Total deposits	$64,706	$58,981

Note 6 – Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of the following at March 31, 2009 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,500	3.06%
13 to 24 months	1,250	3.38%
25 to 36 months	1,800	3.66%
37 to 48 months	1,800	3.98%
49 to 60 months	2,000	4.19%
Total	$8,350	3.70%

Note 7 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s common in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average price of the shares, and the shares become outstanding for earnings per share computations.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

During the three months ended March 31, 2009 and 2008, the Company recognized $14,000 and $17,000 of ESOP expense, respectively.

Recognition and Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “2008 RRP”) and Trust Agreement.  In order to fund the 2008 RRP, the 2008 Recognition and Retention Plan Trust (the “2008 Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000 as of December 31, 2008.  Pursuant to the 2008 RRP, 43,324 shares acquired by the 2008 Trust were granted to certain officers, employees and directors of the Company in May 2008 with 12,221 shares remaining available for future grant.  The 2008 RRP shares have vesting periods from five to seven years.

A summary of the status of the shares under the 2008 RRP as of March 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	43,324	$9.05
Granted	--	--
Vested	--	--
Forfeited	--	--
Unvested at March 31, 2009	43,324	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the 2008 RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2009, $19,000 in compensation expense was recognized.  A tax benefit of approximately $6,000 was recognized during this period.  As of March 31, 2009, approximately $324,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.2 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “2008 Option Plan”).  The 2008 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the 2008 Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the 2008 Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008 with 30,552 stock options remaining available for future grant.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of the status of the Company’s stock options under the 2008 Option Plan as of March 31, 2009 is a follows:

Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	108,311	$10.00	9.4	$--
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Outstanding at March 31, 2009	108,311	$10.00	9.1	$--
Exercisable at March 31, 2009	--

The estimated fair value of the options granted in May 2008 was $2.01 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	1.10%
Risk-free interest rate	3.5%
Expected life of options	7.5 years
Expected stock-price volatility	19.45%

The dividend yield was calculated on the dividend amount and stock price existing at the grant date.  The risk free interest rate used was based on the rates of United States Treasury securities with maturities equal to the expected lives of the options.  Although the contractual term of the options granted is ten years, the expected term of the options is less.  As the Company has no history of granting stock option awards, management estimated the expected term of the stock options to be the average of the vesting period and the contractual term.  The expected stock-price volatility was estimated by considering the Company’s own stock volatility for the period since July 5, 2007, the initial trading date.  The actual future volatility may differ from our historical volatility.  The aggregate intrinsic value for outstanding stock options is calculated based on the difference between the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  There was no intrinsic value of the options outstanding as of March 31, 2009 as all of the outstanding options were at exercise prices greater than the March 31, 2009 stock price.

During the three months ended March 31, 2009, approximately $11,000 was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 was recognized during this period.  At March 31, 2009, approximately $173,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 4.2 years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8 – Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets to be measured at fair value on a recurring at March 31, 2009 and December 31, 2008.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows (in thousands):

Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Other real estate owned	$940	$--	$--	$940

For the three months ended March 31, 2009, $208,000 of other real estate owned was transferred in with no losses included in earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other-Than-Temporary Impairment of Securities.   Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for the period of time sufficient to allow for an anticipated recovery in the fair value.   The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total Assets. The Company’s total assets at March 31, 2009 were $91.2 million, an increase of $2.8 million, or 3.2%, from $88.4 million at December 31, 2008.  This increase was primarily due to growth in loans receivable, net of the allowance for loan losses, of $3.4 million and cash and cash equivalents of $1.2 million.  Offsetting these increases was a decline in investment securities of $1.5 million and a decline in mortgage-backed securities of $423,000.  Asset growth for the three months ended March 31, 2009 was primarily funded by a $5.7 million increase in deposits.  Deposit growth was also used to pay-down FHLB advances of $2.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.2 million, or 112.8%, from $1.0 million at December 31, 2008 to $2.2 million at March 31, 2009 as proceeds from the calls of investment securities held to maturity were invested in more liquid money market accounts.

Investment Securities.  Investment securities held to maturity decreased $1.5 million, or 66.7%, from $2.3 million at December 31, 2008 to $750,000 at March 31, 2009 as $1.5 million of securities  were called.  During this same period, mortgage-backed securities held to maturity decreased $423,000, or 4.3% due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $3.4 million, or 4.8%, to $72.7 million at March 31, 2009 from $69.3 million at December 31, 2008.  This increase was funded primarily by the $5.7 million increase in deposits.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $1.7 million or 8.1%, home equity loans which increased $872,000 or 19.0%, construction loans which grew $800,000 or 29.1%, residential mortgage one-to-four family owner occupied loans which increased $233,000 or 1.3% and commercial lines of credit which increased $153,000 or 18.8% as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by decreases of $256,000 or 7.3% in multi-family residential loans and $103,000 or 94.5% in loans secured by deposits.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $5.7 million, or 9.7%, to $64.7 million at March 31, 2009 compared to $59.0 million at December 31, 2008.  This increase was attributable to increases of $4.9 million in certificates of deposit, $597,000 in e-savings accounts, $208,000 in statement savings accounts, and $35,000 in passbook accounts. The increase in deposits was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $2.8 million from $11.2 million at December 31, 2008 to $8.4 million at March 31, 2009 as the Company used excess liquidity to pay-off short-term Federal Home Loan Bank advances.

Stockholders’ Equity.  Total stockholders’ equity increased $3,000 to $17.3 million at March 31, 2009.  This small increase from December 31, 2008 was the result of net income for the three months ended March 31, 2009 of $137,000, and a decrease in unallocated shares held by the ESOP of $17,000 and $27,000 of compensation expense related to stock compensation plans, offset by the purchase of 18,932 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $145,000, and dividends paid of $33,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income.  Net income amounted to $137,000 for the three months ended March 31, 2009, an increase of $40,000, or 41.2% compared to net income of $97,000 for the same period in 2008.  The increase in net income on a quarter over quarter basis was primarily the result of an increase of $162,000 in net interest income and a $9,000 increase in non-interest income, which were offset by a $25,000 increase in the provision for loan losses, a $79,000 increase in non-interest expense, and a $27,000 increase in income tax expense.  The increase in non-interest expense was primarily attributable to a $65,000 increase in salaries and employee benefits and a $25,000 increase in professional fees for the three months ended March 31, 2009 compared to the same period in 2008.

Net Interest Income.  Net interest income increased $162,000, or 28.5%, to $730,000 for the three months ended March 31, 2009 from $568,000 for the comparable period in 2008.  The increase was driven by an increase in interest income of $176,000, offset by a $14,000 increase in interest expense.

Interest Income.  Interest income increased $176,000, or 14.9% for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008.  The increase resulted primarily from a $13.7 million increase in average interest-earning assets which had the effect of increasing interest income by $215,000.  This increase in volume was partially offset by a $39,000 decrease in interest income resulting from a 21 basis point decrease in the overall yield on interest-earning assets to 6.24% for the three months ended March 31, 2009 from 6.45% for the three months ended March 31, 2008.

The growth in average interest-earnings assets between the two periods can be attributed primarily to the increase in average mortgage-backed securities of $9.3 million and average net loans receivable of $9.2 million, offset by a $4.6 million decrease in average short-term investments and investment securities.  The increase in average net loans receivable was funded by the increase in average interest-bearing deposits and the re-deployment of short-term investments, while the increase in mortgage-backed securities was driven by the $9.4 million increase in average FHLB advances.  The average yield on loans decreased to 6.73% for the three months ended March 31, 2009 from 6.80% for the three months ended March 31, 2008.  The decrease in yield was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 200 basis points from March 2008 to March 2009.

Interest Expense.  Interest expense increased by $14,000, or 2.3%, to $626,000 for the three months ended March 31, 2009 compared to the same period in 2008.  The increase resulted primarily from an $15.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $144,000.  This increase in volume was offset by a $130,000 decrease in interest expense resulting from an 84 basis point decrease in the overall cost of interest-bearing liabilities to 3.50% for the three months ended March 31, 2009 from 4.34% for the three months ended March 31, 2008.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in certificates of deposit due to customer interest in higher yielding secure investments and the increase in FHLB advances.  The decrease in rates was consistent with the decrease in market interest rates from March 2008 to March 2009.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$ 6,723	$ 51	3.03%	$11,276	$ 128	4.54%
Mortgage-backed securities	9,302	112	4.82	--	--	--
Loans receivable, net (1)	70,942	1,193	6.73	61,707	1,049	6.80
Other interest-earning assets	--	--	--	241	3	4.98
Total interest-earning assets	86,967	1,356	6.24%	73,224	1,180	6.45%
Non-interest-earning assets	2,747			1,526
Total assets	$89,714			$74,750
Interest-bearing liabilities:
Passbook accounts	$ 3,368	8	0.95%	$ 3,569	12	1.34%
Statement and e-savings accounts	6,077	29	1.91	5,483	38	2.77
Certificate of deposit accounts	52,650	511	3.88	47,335	562	4.75
Total deposits	62,095	548	3.53	56,387	612	4.34
FHLB advances	9,432	78	3.31	--	--	--
Total interest-bearing liabilities	71,527	626	3.50%	56,387	612	4.34%
Non-interest-bearing liabilities	841			709
Total liabilities	72,368			57,096
Stockholders’ Equity	17,346			17,654
Total liabilities and Stockholders’ Equity	$89,714			$74,750
Net interest-earning assets	$15,440			$16,837
Net interest income; average interest rate spread		$ 730	2.74%		$ 568	2.11%
Net interest margin (2)			3.36%			3.10%
Average interest-earning assets to average interest-bearing liabilities			121.59%			129.86%
____________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

The Company increased its provision for loan losses by $25,000, from $37,000 for the quarter ended March 31, 2008 to $62,000 for the same period in 2009, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2009.  Non-performing loans amounted to $580,000, or 0.8% of net loans receivable at March 31, 2009, consisting of five loans, two of which are 90 days or more past due and accruing interest and three of which are on non-accrual status compared to $439,000 of non-performing loans at December 31, 2008.  The non-performing loans at March 31, 2009 include two one-to-four family owner occupied residential loans, two commercial real estate loans and one home equity loan and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended March 31, 2009, two loans were placed on non-accrual status resulting in the reversal of $11,000 of previously accrued interest income, one loan for $7,000 was placed back on accrual status, and two loans totaling $125,000 were paid-off.  Also during the quarter, a multi-family residential loan for $208,000 was transferred to other real estate owned.  Not included in non-performing loans are performing troubled debt restructurings which totaled $1.4 million at March 31, 2009 compared to $921,000 at December 31, 2008.  Non-performing assets amounted to $1.5 million, or 1.65% of total assets at March 31, 2009.  The allowance for loan losses as a percent of total loans receivable was 1.01% at March 31, 2009 and 0.98% at December 31, 2008.  Other real estate owned was $940,000 at March 31, 2009 compared to $732,000 at December 31, 2008.

Non-Interest Income.  Non-interest income increased $9,000, or 81.8%, from $11,000 for the three months ended March 31, 2008 to $20,000 for the three months ended March 31, 2009 due to an increase in fees and service charges.

Non-Interest Expense.  Non-interest expense increased $79,000, or 20.7%, from $382,000 for the three months ended March 31, 2008 to $461,000 for the three months ended March 31, 2009.  Salaries and employee benefits expense accounted for $65,000 of the change as this expense increased 35.7% from $182,000 for the three months ended March 31, 2008 to $247,000 for the comparable period in 2009 due to increased staff, annual salary increases, and the compensation expense associated with the stock compensation plans. In addition, professional fees accounted for $25,000 of the change as this expense increased 36.2% from $69,000 for the three months ended March 31, 2008 to $94,000 for the three months ended March 31, 2009 due primarily to the increase in costs associated with being a publicly held company.  Also contributing to the quarter over quarter increase was a $1,000, or 5.9% increase in regulatory expense.  These increases were offset by decreases in directors’ fees and expenses, and other expenses of $3,000 and $9,000, respectively on a quarter over quarter basis.

Provision for Income Tax.  The provision for income tax increased $27,000 from $63,000 for the three months ended March 31, 2008 to $90,000 for the three months ended March 31, 2009 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.6% and 39.4% for three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2009, the Company's cash and cash equivalents amounted to $2.2 million.  At such date, the Company also had $3.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2009, Quaint Oak Bank had outstanding commitments to originate loans of $320,000 and commitments under unused lines of credit of $2.4 million.

At March 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $40.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At March 31, 2009, Quaint Oak Bank had $8.4 million of advances from the Federal Home Loan Bank of Pittsburgh and had $41.7 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on recent decisions by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at March 31, 2009.

Our stockholders’ equity amounted to $17.3 million at March 31, 2009, an increase of $3,000 from December 31, 2008.  This small increase from December 31, 2008 was the result of net income for the three months ended March 31, 2009 of $137,000, and a decrease in unallocated shares held by the ESOP of $17,000 and $27,000 of compensation expense related to stock compensation plans, offset by the purchase of 18,932 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $145,000, and dividends paid of $33,000.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2009, Quaint Oak Bank exceeded each of its capital requirements with ratios of 14.84%, 19.63% and 20.77%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2009, we had unfunded commitments under lines of credit of $2.4 million and $320,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 – January 31, 2009	2,000	$8.10	2,000	100,258
February 1, 2008 – February 28, 2009	2,100	7.80	2,100	98,158
March 1, 2009 – March 31, 2009	14,832	7.55	14,832	83,326
Total	18,932	$7.64	18,932	83,326

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

Date: May 14, 2009	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/Diane J. Colyer
Diane J. Colyer
Operations Officer
(principal financial and accounting officer)