Form 10-Q
period 2009-06-30
QUAINT OAK BANCORP INC
filed 2009-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

607 Lakeside Drive, Southampton, Pennsylvania 18966
(Address of principal executive offices)

(215) 364-4059
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X ]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 5, 2009, 1,300,912 shares of common stock were issued and outstanding.

INDEX

Page
PART I	- FINANCIAL INFORMATION

Item 1:	Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)	1

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009
and 2008 (Unaudited)	2

Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4:	Controls and Procedure	30

PART II	-	OTHER INFORMATION
31
Item 1:	Legal Proceedings

Item 1A:	Risk Factors	31

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3:	Defaults upon Senior Securities	31

Item 4:	Submission of Matters to a Vote of Security Holders	32

Item 5:	Other information	32

Item 6:	Exhibits	32

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2009	2008
ASSETS	(In thousands, except share data)

Due from banks, non-interest-bearing	$ 2,300	$ 490
Due from banks, interest-bearing	5,080	545
Cash and cash equivalents	7,380	1,035
Investment in interest-earning time deposits	2,873	3,735
Investment securities held to maturity (fair value-2009 $504; 2008 $2,263)	500	2,250
Mortgage-backed securities held to maturity (fair value-2009 $9,209; 2008 $10,132)	8,830	9,777
Loans receivable, net of allowance for loan losses	71,321	69,310
2009 $762; 2008 $689
Accrued interest receivable	398	355
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	1,082	67
Prepaid expenses and other assets	1,449	1,055

Total Assets	$94,630	$88,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$68,477	$58,981
Federal Home Loan Bank advances	7,600	11,150
Other borrowings	450	-
Accrued interest payable	138	138
Advances from borrowers for taxes and insurance	718	729
Accrued expenses and other liabilities	126	110
Total Liabilities	77,509	71,108

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued and 1,305,512 and 1,352,021 outstanding at June 30, 2009 and December 31, 2008, respectively	14	14
Additional paid-in capital	13,386	13,409
Treasury stock, at cost: 2009 83,113 shares; 2008 36,604 shares	(685)	(312)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(917)	(952)
Recognition & Retention Plan Trust (RRP)	(440)	(520)
Retained earnings	5,763	5,634
Total Stockholders' Equity	17,121	17,273

Total Liabilities and Stockholders’ Equity	$94,630	$88,381

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income	(In thousands, except for share data)
Loans receivable, including fees	$ 1,212	$ 1,123	$2,405	$2,172
Short-term investments and investment securities	153	136	316	264
Dividends	-	2	-	5
Total Interest Income	1,365	1,261	2,721	2,441

Interest Expense
Deposits	572	579	1,120	1,191
Federal Home Loan Bank and other borrowings	74	31	152	31
Total Interest Expense	646	610	1,272	1,222

Net Interest Income	719	651	1,449	1,219

Provision for Loan Losses	23	29	85	66

Net Interest Income after Provision for Loan Losses	696	622	1,364	1,153

Non-Interest Income
Fees and services charges	24	19	44	30
Investment securities losses	-	(20)	-	(20)
Total Non-Interest Income (Loss)	24	(1)	44	10

Non-Interest Expense
Salaries and employee benefits	242	210	472	392
Directors' fees and expenses	63	56	133	112
Occupancy and equipment	23	24	46	47
Professional fees	109	41	203	110
FDIC deposit insurance assessment	65	16	83	33
Other real estate owned expenses	73	-	72	-
Other	42	34	69	69
Total Non-Interest Expense	617	381	1,078	763

Income before Income Taxes	103	240	330	400

Income Taxes	41	93	131	156

Net Income	$ 62	$ 147	$ 199	$ 244

Earnings per share - basic	$ 0.05	$ 0.12	$ 0.17	$ 0.19
Average shares outstanding - basic	1,167,861	1,260,768	1,178,503	1,270,556
Earnings per share - diluted	$ 0.05	$ 0.12	$ 0.17	$ 0.19
Average shares outstanding - diluted	1,172,715	1,262,678	1,183,370	1,272,466

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Six Months Ended June 30, 2009

	Common Stock				Unallocated	Unallocated
(In thousands, except share	Number of		Additional		Common	Common		Total
data)	Shares		Paid-in	Treasury	Stock Held	Stock Held	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	by ESOP	by RRP	Earnings	Equity

BALANCE - DECEMBER	1,352,021	$14	$13,409	$(312)	$(952)	$(520)	$5,634	$17,273
31, 2008

Common stock allocated
by ESOP			(5)		35			30

Treasury stock purchase	(46,509)			(373)				(373)

Stock based compensation
expense			59					59

Release of vested common			(77)			80	(3)	-
stock by the Recognition
and Retention Plan Trust
(8,588 shares)

Cash dividends declared
($0.05 per share)							(67)	(67)

Net income							199	199

BALANCE - June 30, 2009	1,305,512	$14	$13,386	$(685)	$(917)	$(440)	$5,763	$17,121

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended
June 30,
2009	2008
Cash Flows from Operating Activities	(In Thousands)
Net income	$199	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85	66
Depreciation expense	14	13
Net amortization (accretion) of securities premiums and discounts	(4)	1
Amortization of deferred loan fees and costs	(12)	(7)
Deferred income tax	3	(24)
Stock-based compensation expense	89	50
Loss on securities	-	20
Gain on sale of other real estate owned	-	(1)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(43)	(55)
Prepaid expenses and other assets	(189)	(18)
Accrued interest payable	-	5
Accrued expenses and other liabilities	16	26
Net Cash Provided by Operating Activities	158	320
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	862	(249)
Purchase of investment securities available for sale	-	(509)
Purchase of investment securities held to maturity	-	(4,903)
Proceeds from the sale or redemption of investment securities available for sale	-	1,097
Proceeds from calls of investment securities held to maturity	1,750	-
Principal payments on investment securities held to maturity	-	37
Principal payments on mortgage-backed securities held to maturity	951	-
Net increase in loans receivable	(2,292)	(1,201)
Proceeds from the sale of other real estate owned		82
Net increase in Federal Home Loan Bank stock	-	(209)
Purchase of property and equipment	(1,029)	(34)
Net Cash Provided by (Used in) Investing Activities	242	(5,889)
Cash Flows from Financing Activities
Net increase in deposits	9,496	731
Net increase (decrease) in short-term Federal Home Loan Bank advances	(3,550)	4,250
Increase in other borrowings	450	-
Dividends paid	(67)	(35)
Purchase of common shares for Recognition and Retention Plan	-	(520)
Purchase of treasury stock	(373)	-
Increase (decrease) in advances from borrowers for taxes and insurance	(11)	75
Net Cash Provided by Financing Activities	5,945	4,501
Net Increase (Decrease) in Cash and Cash Equivalents	6,345	(1,068)
Cash and Cash Equivalents – Beginning of Period	1,035	4,987
Cash and Cash Equivalents – End of Period	$7,380	$3,919
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,271	$1,217
Cash payments for income taxes	$210	$191
Transfer of loans to other real estate owned	$208	$81

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation.  On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds.  Costs incurred in connection with the conversion and offering totaled $535,000 and were recorded as a reduction of the proceeds from the offering.  The Company invested approximately $7.1 million or 53.0% of the net proceeds in Quaint Oak Bank.  All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  At June 30, 2009, the Bank had three subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC and Quaint Oak Abstract, LLC, each a Pennsylvania limited liability company which offer mortgage banking, real estate sales and title insurance services, respectively, in the Lehigh Valley.  These three subsidiaries began operation in July 2009.  All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2008 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2008 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

At June 30, 2009, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three months ended June 30, 2008, unrealized holding gains were $6,000 with related tax of $3,000 for net other comprehensive gain of $3,000. For the three months ended June 30, 2009 and six months ended June 30, 2008 and 2009 the Company had no unrealized holding gains and losses on available for sale securities or other items of other comprehensive income.

Earnings per Share.  Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months and six months ended June 30, 2009 and June 30, 2008, all outstanding stock options (108,311 shares) were antidilutive.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP, effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosures were required.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of these new provisions resulted in additional disclosures about the fair value of financial instruments in connection with the Company’s June 30, 2009 quarterly report, but did have a material impact to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Reclassifications.  Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 financial statements.  Such reclassifications did not have a material impact on the overall financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities held to maturity at June 30, 2009 and December 31, 2008 are summarized below (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$500	$4	$-	$504

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$2,250	$13	$-	$2,263

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at June 30, 2009 and December 31, 2008 are summarized below (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,653	$190	$-	$4,843
FHLMC pass-through certificates	4,177	189	-	4,366
	$8,830	$379	$-	$9,209

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$5,025	$202	$-	$ 5,227
FHLMC pass-through certificates	4,752	153	-	4,905
	$9,777	$355	$-	$10,132

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Real estate loans:
One-to four-family residential:
Owner occupied	$16,170	$17,460
Non-owner occupied	23,179	21,489
Total one-to-four family residential	39,349	38,949

Multi-family residential	3,219	3,526
Commercial real estate	19,079	19,096
Construction	3,194	2,752
Commercial lines of credit	985	813
Home equity loans	6,129	4,585
Total real estate loans	71,955	69,721

Auto loans	87	103
Loans secured by deposits	2	109
Total loans	72,044	69,933

Deferred loan fees and costs	39	66
Allowance for loan losses	(762)	(689)
Net loans	$71,321	$69,310

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 (in thousands):

	June 30, 2009	June 30, 2008
Balance, beginning of the year	$689	$667
Provision for loan losses	85	66
Charge-offs	(12)	(20)
Recoveries	-	-
(Charge-offs)/recoveries, net	(12)	(20)

Balance, end of period	$762	$713

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2009	December 31, 2008
Passbook savings accounts	$3,320	$3,356
Statement and e-savings accounts	6,921	5,522
Certificates of deposit	58,236	50,103
Total deposits	$68,477	$58,981

Note 6 – Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2009 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,250	3.14%
13 to 24 months	1,750	3.51%
25 to 36 months	1,800	3.83%
37 to 48 months	1,800	4.09%
49 to 60 months	1,000	4.32%
Total	$7,600	3.77%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new subsidiaries and will serve as a future branch banking office.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months.

Note 7 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s common stock in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and six months ended June 30, 2009, the Company recognized $15,000 and $30,000 of ESOP expense, respectively. During the three months and six months ended June 30, 2008, the Company recognized $17,000 and $34,000 of ESOP expense, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Recognition and Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “2008 RRP”) and Trust Agreement.  In order to fund the 2008 RRP, the 2008 Recognition and Retention Plan Trust (the “2008 Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the 2008 RRP, 43,324 shares acquired by the 2008 Trust were granted to certain officers, employees and directors of the Company in May 2008 with 12,221 shares remaining available for future grant.  The 2008 RRP shares have vesting periods from five to seven years.  On May 14, 2009, 8,588 shares vested.

A summary of the status of the shares under the 2008 RRP as of June 30, 2009 is a follows:

	Number of Shares	Weighted Average Grant- date Fair Value
Unvested at December 31, 2008	43,324	$9.05
Granted	--	--
Vested	(8,588)	9.05
Forfeited	--	--
Unvested at June 30, 2009	34,736	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the 2008 RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months and six months ended June 30, 2009, $19,000 and $38,000, respectively, in compensation expense was recognized.  A tax benefit of approximately $7,000 and $13,000, respectively, was recognized during these periods.  During the three months and six months ended June 30, 2008, $10,000 in compensation expense was recognized.  A tax benefit of approximately $3,000 was recognized during these periods.  As of June 30, 2009, approximately $305,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “2008 Option Plan”).  The 2008 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the 2008 Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the 2008 Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008 with 30,552 stock options remaining available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

A summary of option activity under the Company’s stock option plan as of June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	108,311	$10.00	9.4	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	- -	--
Outstanding at June 30, 2009	108,311	$10.00	8.9	$--
Exercisable at June 30, 2009	21,481	$10.00	8.9

During the three months and six months ended June 30, 2009, approximately $10,000 and $21,000, respectively, was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 and $4,000, respectively, was recognized during these periods.  During the three months and six months ended June 30, 2008, approximately $5,000 was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $1,000 was recognized during this period.  As of June 30, 2009, approximately $162,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 3.9 years.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets to be measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$940	$ -	$ -	$940

For the six months ended June 30, 2009, $208,000 of other real estate owned was transferred in with no losses included in earnings.

On April 9, 2009 the Financial Accounting Standards Board (FASB) provided additional guidance on FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in staff position FAS 107-1.  FAS 107-1 requires publicly traded companies registered with the Securities and Exchange Commission to disclose in the notes to interim financial statements the fair value and carrying value of assets and liabilities as of the statement date.  An entity also shall disclose the method(s) and the significant assumptions used to estimate the fair value of financial instruments and any changes in the method(s) and significant assumptions during the periods.  FAS 107-1 is effective for interim periods ending after June 15, 2009.  FAS 107-1 does not require disclosure for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FAS 107-1 requires comparative disclosures only for periods ending after initial adoption.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at June 30, 2009:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest Earning Time Deposits (Carried at Cost)

Fair values for interest-earning time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value (Continued)

Investment and Mortgage-Backed Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of restricted investment in Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value (Continued)

Long-Term Debt and Other Borrowings (Carried at Cost)

Fair values of FHLB advances and other borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following information is an estimate of the fair value of a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009.

	Carryng Amount	Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$7,380	$7,380
Investment in interest-earning time deposits	2,873	2,894
Investment securities held to maturity	500	504
Mortgage-backed securities held to maturity	8,830	9,209
Loans receivable, net	71,321	72,610
Investment in FHLB stock	797	797
Accrued interest receivable	398	398

Liabilities:
Deposits	68,477	69,389
FHLB advances, long-term	6,350	6,633
FHLB advances, short-term	1,250	1,263
Other borrowings	450	450
Accrued interest payable	138	138

Off-balance sheet financial instruments	--	--

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value (Continued)

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 9 – Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 165, Subsequent Events.  This new standard applies to interim and financials periods ending after June 15, 2009.  This statement establishes principals setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For purposes of this accounting standard, the Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

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

At June 30, 2009, the Bank had three subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC and Quaint Oak Abstract, LLC, each a Pennsylvania limited liability company which offer mortgage banking, real estate sales and title insurance services, respectively, in the Lehigh Valley. These three subsidiaries began operation in July 2009.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank has received regulatory approval to open a new branch office at this location and expects to do so in the fourth quarter of 2009 or early in 2010.

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

Other-Than-Temporary Impairment of Securities.   Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for the period of time sufficient to allow for an anticipated recovery in the fair value.   The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total Assets. The Company’s total assets at June 30, 2009 were $94.6 million, an increase of $6.2 million, or 7.1%, from $88.4 million at December 31, 2008.  This increase was primarily due to growth in cash and cash equivalents of $6.3 million, loans receivable, net of the allowance for loan losses, of $2.0 million, premises and equipment of $1.0 million, and $394,000 of prepaids and other assets.  The increase in premises and equipment was due to the acquisition of a building on Union Boulevard in Allentown, Pennsylvania which serves as the offices for the three new subsidiaries and will serve as a new branch banking office.  Offsetting these increases were decreases in investment securities of $1.8 million, mortgage-backed securities of $947,000 and investment in interest-earning time deposits of $862,000.  Asset growth for the six months ended June 30, 2009 was primarily funded by a $9.5 million increase in deposits.  Deposit growth was also used to pay-down FHLB advances of $3.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.3 million, or 613.0%, from $1.0 million at December 31, 2008 to $7.4 million at June 30, 2009 as calls of investment securities held to maturity, and deposits not used to fund loans or pay-down FHLB advances, were invested in liquid money market accounts.

Investment Securities.  Investment securities held to maturity decreased $1.8 million, or 77.8%, from $2.3 million at December 31, 2008 to $500,000 at June 30, 2009 as $1.8 million of securities were called.  During this same period, mortgage-backed securities held to maturity decreased $947,000, or 9.7% from $9.8 million to $8.8 million due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $2.0 million, or 2.9%, to $71.3 million at June 30, 2009 from $69.3 million at December 31, 2008.  This increase was funded primarily by the $9.5 million increase in deposits.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $1.7 million or 7.9%, home equity loans which increased $1.5 million or 33.7%, construction loans which grew $442,000 or 16.1% and commercial lines of credit which increased $172,000 or 21.2% as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by decreases of $1.3 million or 7.4% of residential mortgage one-to-four family owner occupied loans, $307,000 or 8.7% in multi-family residential loans and $107,000 or 98.2% in loans secured by deposits.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $9.5 million, or 16.1%, to $68.5 million at June 30, 2009 from $59.0 million at December 31, 2008.  This increase was attributable to increases of $8.1 million in certificates of deposit, $770,000 in e-savings accounts and $629,000 in statement savings accounts.  The increase in deposits was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.6 million from $11.2 million at December 31, 2008 to $7.6 million at June 30, 2009 as the Company used excess liquidity to pay-off short-term Federal Home Loan Bank advances.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the three new subsidiaries and will serve as a new branch banking office.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months.

Stockholders’ Equity.  Total stockholders’ equity decreased $152,000 to $17.1 million at June 30, 2009 from $17.3 million at December 31, 2008.  This decrease was the result of the purchase of 46,509 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $373,000, and dividends paid of $67,000, offset by net income for the six months ended June 30, 2009 of $199,000 and $89,000 of stock compensation related to stock compensation plans.

.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Income.  Net income amounted to $62,000 for the three months ended June 30, 2009, a decrease of $85,000, or 57.8% compared to net income of $147,000 for the same period in 2008.  The decrease in net income on a comparative quarterly basis was primarily the result of the increase in non-interest expense of $236,000, which was offset by increases in net interest income of $68,000 and non-interest income of $25,000, and decreases in the provision for loan losses of $6,000 and income tax expense of $52,000.  The increase in non-interest expense was primarily attributable to a $73,000 increase in expenses related to other real estate owned, a $68,000 increase in professional fees, a $49,000 increase in FDIC deposit insurance assessments, including a $38,000 special FDIC insurance assessment, and a $32,000 increase in salaries and benefits for the three months ended June 30, 2009 compared to the same period in 2008.

Net Interest Income.  Net interest income increased $68,000, or 10.4%, to $719,000 for the three months ended June 30, 2009 from $651,000 for the comparable period in 2008.  The increase was driven by an increase in interest income of $104,000, or 8.2%, offset by an increase of $36,000, or 5.9% in interest expense.

Interest Income.  Interest income increased $104,000, or 8.2%, to $1.4 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008.  The increase resulted primarily from a $11.2 million increase in average interest-earning assets which had the effect of increasing interest income by $207,000.  This increase in volume was offset by a $103,000 decrease in interest income resulting from a 35 basis point decrease in the overall yield on interest-earning assets to 6.18% for the three months ended June 30, 2009 from 6.53% for the three months ended June 30, 2008.  The growth in average interest-earnings assets between the two periods can be attributed primarily to the increase in average net loans receivable of $10.0 million and average mortgage-backed securities of $5.4 million, offset by a $3.8 million decrease in average short-term investments and investment securities.  The increase in average net loans receivable was primarily funded by the increase in average interest-bearing deposits and the re-deployment of short-term investments, while the increase in mortgage-backed securities was driven by the $4.3 million increase in average FHLB advances.  The average yield on loans decreased to 6.68% for the three months ended June 30, 2009 from 7.18% for the three months ended June 30, 2008.  The decrease in yield was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 175 basis points from June  2008 to June 2009.

Interest Expense.  Interest expense increased by $36,000, or 5.9%, to $646,000 for the three months ended June 30, 2009 compared to $610,000 for the same period in 2008.  The increase resulted primarily from a $13.9 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $145,000.  This increase in volume was offset by a $109,000 decrease in interest expense resulting from an 57 basis point decrease in the overall cost of interest-bearing liabilities to 3.48% for the three months ended June 30, 2009 from 4.05% for the three months ended June 30, 2008.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in certificates of deposit due to customer interest in higher yielding secure investments and the increase in FHLB advances.  The decrease in rates was consistent with the decrease in market interest rates from June 2008 to June 2009.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$6,681	$44	2.63%	$10,497	$93	3.54%
Mortgage-backed securities	9,098	109	4.79	3,709	43	4.64
Loans receivable, net (1)	72,623	1,212	6.68	62,589	1,123	7.18
Other interest-earning assets	-	-	-	410	2	1.95
Total interest-earning assets	88,402	1,365	6.18%	77,205	1,261	6.53%
Non-interest-earning assets	3,855			1,360
Total assets	$92,257			$78,565
Interest-bearing liabilities:
Passbook accounts	$3,287	8	0.97%	$3,437	11	1.28%
Statement and e-savings accounts	6,274	36	2.30	5,791	34	2.35
Certificate of deposit accounts	56,885	528	3.71	47,604	534	4.49
Total deposits	66,446	572	3.44	56,832	579	4.08
FHLB advances	7,786	74	3.80	3,467	31	3.58
Total interest-bearing liabilities	74,232	646	3.48%	60,299	610	4.05%
Non-interest-bearing liabilities	771			685
Total liabilities	75,003			60,984
Stockholders’ Equity	17,254			17,581
Total liabilities and Stockholders’ Equity	$92,257			$78,565
Net interest-earning assets	$14,170			$16,906
Net interest income; average interest rate spread		$719	2.70%		$651	2.48%
Net interest margin (2)			3.25%			3.37%
Average interest-earning assets to average interest-bearing liabilities			119.09%			128.04%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $6,000, from $29,000 for the quarter ended June 30, 2008 to $23,000 for the same period in 2009, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2009.  Non-performing loans amounted to $949,000 or 1.33% of net loans receivable at June 30, 2009, consisting of seven loans, four of which are 90 days or more past due and accruing interest and three of which are on non-accrual status compared to $439,000 at December 31, 2008.  The non-performing loans at June 30, 2009 include three one-to-four family owner occupied residential loans, two commercial real estate loans, one one-to-four family non-owner occupied residential loan and one home equity loan and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended June 30, 2009, one loan for $181,000 previously on non-accrual status was paid off while another loan for $209,000 was placed on non-accrual status resulting in the reversal of $5,000 of previously accrued interest income.  Not included in non-performing loans are performing troubled debt restructurings which totaled $968,000 at June 30, 2009 compared to $921,000 at December 31, 2008.  The allowance for loan losses as a percent of total loans receivable was 1.06% at June 30, 2009 and 0.98% at December 31, 2008.   Other real estate owned was $940,000 at June 30, 2009 compared to $732,000 at December 31, 2008.  Non-performing assets amounted to $1.9 million, or 2.01% of total assets at June 30, 2009 compared to $1.2 million, or 1.3% of total assets at December 31, 2008.

Non-Interest Income.  Non-interest income increased $25,000 from a loss of $1,000 for the three months ended June 30, 2008 to $24,000 for the three months ended June 30, 2009 due to an increase in fees and service charges and no loss on investment securities.

Non-Interest Expense.  Non-interest expense increased $236,000, or 61.9%, from $381,000 for the three months ended June 30, 2008 to $617,000 for the three months ended June 30, 2009.  Other real estate owned (OREO) expenses accounted for $73,000 of the increase as this expense was zero for the three months ended June 30, 2008.  The increase in OREO expenses related to costs incurred on the Bank’s three foreclosed properties to prepare them for resale.  Professional fees accounted for $68,000 of the change as this expense increased 165.9% from $41,000 for the three months ended June 30, 2008 to $109,000 for the three months ended June 30, 2009.  This quarter over quarter increase was primarily attributable to the costs associated with the acquisition of a building on Union Boulevard in Allentown, Pennsylvania, establishing three new subsidiaries of Quant Oak Bank to conduct mortgage banking, real estate sales and title insurance business and to open a future branch banking office in the Lehigh Valley area of Pennsylvania.  The three new subsidiaries began operation in July 2009 and the branch office is expected to open late in the fourth quarter or early in 2010.  In addition, FDIC deposit insurance assessment expense increased $49,000, or 306.3% from $16,000 for the three months ended June 30, 2008 to $65,000 for the three months ended June 30, 2009. This increase was due to a special assessment by the FDIC on all insured institutions during the quarter and an increase in the regular quarterly assessment, due to an increase in deposits and the assessment multiplier.  Salaries and employee benefits expense accounted for $32,000 of the change as this expense increased 15.2% from $210,000 for the three months ended June 30, 2008 to $242,000 for the comparable period in 2009 due to increased staff, annual salary increases, and the compensation expense associated with the stock compensation plans. Also contributing to the quarter over quarter increase was an $8,000 increase in other expenses and $7,000 increase directors’ fees and expenses.  These increases were offset by a quarter over quarter decrease in occupancy and equipment expenses of $1,000.

Provision for Income Tax.  The provision for income tax decreased $52,000 from $93,000 for the three months ended June 30, 2008 to $41,000 for the three months ended June 30, 2009 due primarily to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.8% and 38.8% for three months ended June 30, 2009 and 2008, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net Income.  Net income amounted to $199,000 for the six months ended June 30, 2009, a decrease of $45,000, or 18.4% compared to net income of $244,000 for the same period in 2008.  The $45,000 decrease was primarily the result of the increases in non-interest expense of $315,000 and the provision for loan losses of $19,000, which were offset by increases in net interest income of $230,000, non-interest income of $34,000, and a decrease in income tax expense of $25,000.  The increase in non-interest expense was primarily attributable to a $93,000 increase in professional fees, an $80,000 increase in salaries and benefits, a $72,000 increase in expenses related to other real estate owned, a $50,000 increase in FDIC deposit insurance assessments, and a $21,000 increase in directors’ fees and expenses for the six months ended June 30, 2009 compared to the same period in 2008.

Net Interest Income.  Net interest income increased $230,000, or 18.9%, to $1.4 million for the six months ended June 30, 2009 from $1.2 million for the comparable period in 2008.  The increase was driven by an increase in interest income of $280,000, offset by a $50,000 increase in interest expense.

Interest Income.  Interest income increased $280,000, or 11.5%, to $2.7 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008.  The increase resulted primarily from a $12.5 million increase in average interest-earning assets which had the effect of increasing interest income by $418,000.  This increase in volume was offset by a $138,000 decrease in interest income resulting from a 28 basis point decrease in the overall yield on interest-earning assets to 6.21% for the six months ended June 30, 2009 from 6.49% for the six months ended June 30, 2008.  The growth in average interest-earnings assets between the two periods can be attributed primarily to the increases in average net loans receivable of $9.6 million and average mortgage-backed securities of $7.5 million, offset by a $4.3 million decrease in average short-term investments and investment securities.  The increase in average net loans receivable was primarily funded by the increase in average interest-bearing deposits and the re-deployment of short-term investments, while the increase in mortgage-backed securities was driven by the $6.8 million increase in average FHLB advances.  The average yield on loans decreased to 6.69% for the six months ended June 30, 2009 from 6.99% for the six months ended June 30, 2008.  The decrease in yield was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 175 basis points from June  2008 to June 2009.

Interest Expense.  Interest expense increased by $50,000, or 4.1%, to $1.3 million for the six months ended June 30, 2009 compared to $1.2 million for the same period in 2008.  The increase resulted primarily from a $14.5 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $296,000.  This increase in volume was offset by a $246,000 decrease in interest expense resulting from a 70 basis point decrease in the overall cost of interest-bearing liabilities to 3.49% for the six months ended June 30, 2009 from 4.19% for the six months ended June 30, 2008.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in certificates of deposit due to customer interest in higher yielding secure investments and the increase in FHLB advances.  The decrease in rates was consistent with the decrease in market interest rates from June 2008 to June 2009.

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
	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$6,540	$91	2.78%	$10,886	$221	4.06%
Mortgage-backed securities	9,364	225	4.81	1,855	43	4.64
Loans receivable, net (1)	71,787	2,405	6.69	62,148	2,172	6.99
Other interest-earning assets	-	-	-	325	5	3.08
Total interest-earning assets	87,691	2,721	6.21%	75,214	2,441	6.49%
Non-interest-earning assets	3,298			1,442
Total assets	$90,989			$76,656
Interest-bearing liabilities:
Passbook accounts	$3,327	17	1.02%	$3,503	23	1.31%
Statement and e-savings accounts	6,176	64	2.07	5,637	71	2.52
Certificate of deposit accounts	54,780	1,039	3.79	47,470	1,097	4.62
Total deposits	64,283	1,120	3.48	56,610	1,191	4.21
FHLB advances	8,604	152	3.53	1,733	31	3.58
Total interest-bearing liabilities	72,887	1,272	3.49%	58,343	1,222	4.19%
Non-interest-bearing liabilities	802			696
Total liabilities	73,689			59,039
Stockholders’ Equity	17,300			17,617
Total liabilities and Stockholders’ Equity	$90,989			$79,656
Net interest-earning assets	$14,804			$16,871
Net interest income; average interest rate spread		$1,449	2.72%		$1,219	2.30%
Net interest margin (2)			3.30%			3.24%
Average interest-earning assets to average interest-bearing liabilities			120.31%			128.92%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $19,000 from $66,000 for the six months ended June 30, 2008 to $85,000 for the same period in 2009, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2009.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2009.”

Non-Interest Income.  Non-interest income increased $34,000, or 340.0%, from $10,000 for the six months ended June 30, 2008 to $44,000 for the six months ended June 30, 2009 due to an increase in fees and service charges and no loss on investment securities.

Non-Interest Expense. Non-interest expense increased $315,000, or 41.3%, from $763,000 for the six months ended June 30, 2008 to $1.1 million for the six months ended June 30, 2009.  Professional fees accounted for $93,000 of the change as this expense increased 84.5% from $110,000 for the three months ended June 30, 2008 to $203,000 for the six months ended June 30, 2009 due primarily to the increase in costs associated with being a publicly held company, the acquisition of a building on Union Boulevard in Allentown, Pennsylvania, and the establishment of three new subsidiaries of Quaint Oak Bank to conduct mortgage banking, real estate sales and title insurance business and to open a future branch banking office in the Lehigh Valley area of Pennsylvania.  Salaries and employee benefits expense accounted for $80,000 of the change as this expense increased 20.4% from $392,000 for the six months ended June 30, 2008 to $472,000 for the comparable period in 2009 due to increased staff, annual salary increases, and the compensation expense associated with the stock compensation plans. Other real estate owned (OREO) expenses accounting for $72,000 as this expense was zero for the six months ended June 30, 2008.  The increase in OREO expenses related to costs incurred on the Bank’s three foreclosed properties to prepare them for resale.  In addition, FDIC deposit insurance assessment expense increased $50,000, or 151.5% from $33,000 for the six months ended June 30, 2008 to $83,000 for the six months ended June 30, 2009. This increase was due to a special assessment by the FDIC on all insured institutions during the quarter and an increase in the regular quarterly assessment, due to an increase in deposits and the assessment multiplier.  Also contributing to the quarter over quarter increase was a $21,000 increase in directors’ fees and expenses primarily due to the expense associated with the stock compensation plans adopted in May 2008.  These increases were offset by a period over period decrease in occupancy and equipment expenses of $1,000.

Provision for Income Tax.  The provision for income tax decreased $25,000 from $156,000 for the six months ended June 30, 2008 to $131,000 for the six months ended June 30, 2009 due primarily to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.7% and 39.0% for six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2009, the Company's cash and cash equivalents amounted to $7.4 million.  At such date, the Company also had $2.9 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2009, Quaint Oak Bank had outstanding commitments to originate loans of $445,000 and commitments under unused lines of credit of $2.6 million.

At June 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $43.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At June 30, 2009, Quaint Oak Bank had $7.6 million of advances from the Federal Home Loan Bank of Pittsburgh and had $50.0 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on recent decisions by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at June 30, 2009.

Our stockholders’ equity amounted to $17.1 million at June 30, 2009, a decrease of $152,000 from $17.3 million at December 31, 2008.  This decrease was the result of the purchase of 46,509 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $373,000, and dividends paid of $67,000, offset by net income for the six months ended June 30, 2009 of $199,000 and $89,000 of stock compensation related to stock compensation plans.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2009, Quaint Oak Bank exceeded each of its capital requirements with ratios of 14.37%, 19.42% and 20.58%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2009, we had unfunded commitments under lines of credit of $2.6 million and $445,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 – April 30, 2009	10,000	$8.05	10,000	73,326
May 1, 2009 – May 31, 2009	9,277	8.21	9,277	64,049
June 1, 2009 – June 30, 2009	8,300	8.62	8,300	55,749
Total	27,577	$8.27	27,577	55,749

Notes to this table:

(1)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2009, Quaint Oak Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval of two proxy proposals submitted on behalf of the Board of Directors.  Shareholders of record as of March 30, 2009, received proxy materials and were considered eligible to vote on these proposals.  The following a brief description of each proposal and the results of the vote.

 1. The following directors were elected by a plurality of the votes cast to serve on Quaint Oak Bancorp, Inc.’s Board of Directors:

	For	Withheld
Andrew E. DiPiero, Jr., Esq.	998,797	92,072
Robert J. Phillips	998,647	92,222

	For	Against	Abstain
2. To ratify the appointment of Beard Miller Company LLP as independent registered public accounting firm for the year ending December 31, 2009	1,090,039	0	830

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2009	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	August 14, 2009	By:	/s/Diane J. Colyer
Diane J. Colyer
Operations Officer (principal financial and accounting officer)