Form 10-Q
period 2009-09-30
QUAINT OAK BANCORP INC
filed 2009-11-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 3, 2009, 1,299,712 shares of common stock were issued and outstanding.

INDEX

Page
PART I	- FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)		1

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009
	and 2008 (Unaudited)		2

	Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2009
	(Unaudited)		3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008
	(Unaudited)		4

	Notes to Unaudited Consolidated Financial Statements		5

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3:	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4:	Controls and Procedure		27

PART II	-	OTHER INFORMATION

Item 1:	Legal Proceedings		28

Item 1A:	Risk Factors		28

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3:	Defaults Upon Senior Securities		28

Item 4:	Submission of Matters to a Vote of Security Holders		28

Item 5:	Other Information		29

Item 6:	Exhibits		29

SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2009	2008
ASSETS	(In Thousands)

Due from banks, non-interest-bearing	$394	$490
Due from banks, interest-bearing	6,351	545
Cash and cash equivalents	6,745	1,035
Investment in interest-earning time deposits	3,634	3,735
Investment securities held to maturity (estimated fair value-2009 $250; 2008 $2,263)	250	2,250
Mortgage-backed securities held to maturity (estimated fair value- 2009 $8,803; 2008 $10,132)	8,306	9,777
Loans receivable, net of allowance for loan losses $2009 806; 2008 $689	71,024	69,310
Accrued interest receivable	407	355
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	1,098	67
Other real estate owned	931	732
Prepaid expenses and other assets	376	323

Total Assets	$93,568	$88,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits, interest-bearing	$68,260	$58,981
Federal Home Loan Bank advances	6,850	11,150
Other borrowings	447	-
Accrued interest payable	129	138
Advances from borrowers for taxes and insurance	490	729
Accrued expenses and other liabilities	160	110
Total Liabilities	76,336	71,108

STOCKHOLDERS' EQUITY
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued and 1,300,912 and 1,352,021 outstanding at September 30, 2009 and December 31, 2008, respectively	14	14
Additional paid-in capital	13,414	13,409
Treasury stock, at cost: 2009 87,713 shares; 2008 36,604 shares	(725)	(312)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(900)	(952)
Recognition & Retention Plan Trust (RRP)	(440)	(520)
Retained earnings	5,869	5,634
Total Stockholders' Equity	17,232	17,273

Total Liabilities and Stockholders’ Equity	$93,568	$88,381

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income	(In thousands, except share data)
Loans receivable, including fees	$ 1,232	$ 1,089	$ 3,637	$ 3,261
Short-term investments and investment securities	128	156	444	420
Dividends	-	4	-	9
Total Interest Income	1,360	1,249	4,081	3,690

Interest Expense
Deposits	538	547	1,658	1,738
Federal Home Loan Bank and other borrowings	71	59	223	90
Total Interest Expense	609	606	1,881	1,828

Net Interest Income	751	643	2,200	1,862

Provision for Loan Losses	44	31	129	97

Net Interest Income after Provision for Loan Losses	707	612	2,071	1,765

Non-Interest Income
Fees and services charges	81	6	125	36
Investment securities losses	-	(2)	-	(22)
Total Non-Interest Income	81	4	125	14

Non-Interest Expense
Salaries and employee benefits	282	218	754	610
Directors' fees and expenses	63	62	196	174
Occupancy and equipment	40	25	86	72
Professional fees	58	57	261	167
FDIC deposit insurance assessment	48	18	131	51
Other real estate owned expenses	25	-	97	-
Other	44	21	113	90
Total Non-Interest Expense	560	401	1,638	1,164

Income before Income Taxes	228	215	558	615

Income Taxes	89	92	220	248

Net Income	$ 139	$ 123	$ 338	$ 367

Earnings per share - basic	$ 0.12	$ 0.10	$ 0.29	$ .29
Average shares outstanding - basic	1,145,673	1,226,199	1,171,670	1,255,655
Earnings per share - diluted	$ 0.12	$ 0.10	$ 0.29	$ .29
Average shares outstanding - diluted	1,145,923	1,229,151	1,171,951	1,258,257

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2009

(In thousands, except share data)	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by ESOP	Unallocated Common Stock Held by RRP	Retained Earnings	Total Stockholders' Equity

BALANCE – DECEMBER 31, 2008	1,352,021	$14	$13,409	$(312)	$(952)	$(520)	$5,634	$17,273
Common stock allocated by ESOP			(7)		52			45

Treasury stock purchased	(51,109)			(413)				(413)

Stock based compensation expense			89					89

Release of vested common stock by the Recognition & Retention Plan Trust (8,588 shares)			(77)			80	(3)	-

Cash dividends declared ($0.075 per share)							(100)	(100)

Net income							338	338

BALANCE – September 30, 2009	1,300,912	$14	13,414	$(725)	$(900)	$(440)	$5,869	$17,232

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended
September 30,
2009	2008
Cash Flows from Operating Activities	(In Thousands)
Net income	$338	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	129	97
Provision for other real estate owned losses	9	-
Depreciation expense	26	21
Net amortization (accretion) of securities premiums and discounts	(6)	-
Amortization of deferred loan fees and costs	(10)	(9)
Deferred income tax	3	(36)
Stock-based compensation expense	134	96
Loss on securities	-	22
Gain on sale of other real estate owned	-	(1)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(52)	(102)
Prepaid expenses and other assets	(56)	(14)
Accrued interest payable	(9)	23
Accrued expenses and other liabilities	50	37
Net Cash Provided by Operating Activities	556	501
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	101	(756)
Purchase of investment securities available for sale	-	(509)
Purchase of investment securities held to maturity	-	(1,000)
Purchase of mortgage-backed securities held to maturity	-	(10,333)
Proceeds from the sale or redemption of investment securities available for sale	-	1,138
Proceeds from calls of investment securities held to maturity	2,000	1,000
Principal payments on mortgage-backed securities held to maturity	1,477	191
Net increase in loans receivable	(2,041)	(3,999)
Proceeds from the sale of other real estate owned	-	82
Net increase in Federal Home Loan Bank stock	-	(427)
Purchase of property and equipment	(1,057)	(34)
Net Cash Provided by (Used in) Investing Activities	480	(14,647)
Cash Flows from Financing Activities
Net increase in deposits	9,279	2,137
Net increase (decrease) in Federal Home Loan Bank advances	(4,300)	9,450
Proceeds from other borrowings	450	-
Repayment of other borrowings	(3)	-
Dividends paid	(100)	(69)
Purchase of common shares for Recognition and Retention Plan	-	(520)
Purchase of treasury stock	(413)	(93)
Decrease in advances from borrowers for taxes and insurance	(239)	(157)
Net Cash Provided by Financing Activities	4,674	10,748
Net Increase (Decrease) in Cash and Cash Equivalents	5,710	(3,398)
Cash and Cash Equivalents – Beginning of Period	1,035	4,987
Cash and Cash Equivalents – End of Period	$6,745	$1,589

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,890	$1,805
Cash payments for income taxes	$250	$315
Transfer of loans to other real estate owned	$208	$81

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation.  On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The Company sold 1,388,625 shares of its common stock, raising $13,886,250 of gross proceeds.  Costs incurred in connection with the conversion and offering totaled $535,000 and were recorded as a reduction of the proceeds from the offering.  The Company invested approximately $7.1 million or 53.0% of the net proceeds in Quaint Oak Bank.  All remaining proceeds were retained by Quaint Oak Bancorp for future capital needs.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  At September 30, 2009, the Bank has four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title insurance services, respectively, in the Lehigh Valley region of Pennsylvania.  These three subsidiaries began operation in July 2009.  The insurance agency is currently inactive.  All significant intercompany balances and transactions have been eliminated.

Prior to the conversion, Quaint Oak Savings Bank operated under a state bank charter as a mutual savings bank.  Upon completion of the conversion and the offering, the Bank changed its name to Quaint Oak Bank and began to operate as a stock savings bank.  The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The market area served by the Bank is principally Bucks County and, to a lesser extent, Lehigh County, Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and e-savings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, lines of credit, and, to a lesser extent, auto loans.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2008 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2008 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Subsequent Events. Management has considered subsequent events through November 12, 2009 in preparing the September 30, 2009 financial statements.

Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At September 30, 2009, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 7.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Comprehensive Income. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

For the three and nine months ended September 30, 2008 and 2009 the Company had no unrealized holding gains and losses on available for sale securities or other items of other comprehensive income.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months and nine months ended September 30, 2009 and September 30, 2008, all outstanding stock options (108,311 shares) were antidilutive.

Cash and Cash Equivalents. Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions, all of which mature within ninety days.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements.  In June 2009, the FASB issued Statement, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 which was codified into FASB ASC Topic 105, “Generally Accepted Accounting Standards”.  The Statement designates the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principals (GAAP).  All existing accounting standards documents are superseded as described in FASB ASC Topic 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification.  Financial statements issued for all interim and annual periods ending after September 15, 2009 need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements.  The adoption of the Codification on July 1, 2009 did not impact the Company’s financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued additional authoritative accounting guidance to:

•
Amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements.  The new guidance specifies that if a company does not have the intent to sell a debt security prior to recovery and it’s more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss.  The credit loss component of an other-than-temporary impaired debt security must be determined based on the entity’s best estimate of cash flows expected to be collected.

•
Provide additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly.  The new guidance does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•	Require companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

The new guidance was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

In June 2009, the FASB issued authoritative guidance to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation.  This guidance is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In June 2009, the FASB issued authoritative guidance to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity.  The guidance is effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance.

Reclassifications.  Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 financial statements.  Such reclassifications did not have a material impact on the overall financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities held to maturity at September 30, 2009 and December 31, 2008 are summarized below (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$250	$-	$-	$250

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
U.S. Government agency securities	$2,250	$13	$-	$2,263

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at September 30, 2009 and December 31, 2008 are summarized below (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,407	$250	$-	$4,657
FHLMC pass-through certificates	3,899	247	-	4,146
	$8,306	$497	$-	$8,803

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
FNMA pass-through certificates	$5,025	$202	$-	$5,227
FHLMC pass-through certificates	4,752	153	-	4,905
	$9,777	$355	$-	$10,132

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Real estate loans:
One-to four-family residential:
Owner occupied	$15,285	$17,460
Non-owner occupied	23,640	21,489
Total one-to-four family residential	38,925	38,949

Multi-family residential	3,164	3,526
Commercial real estate	18,851	19,096
Construction	3,224	2,752
Commercial lines of credit	1,111	813
Home equity loans	6,416	4,585
Total real estate loans	71,691	69,721

Auto loans	83	103
Loans secured by deposits	15	109
Total loans	71,789	69,933

Deferred loan fees and costs	41	66
Allowance for loan losses	(806)	(689)
Net loans	$71,024	$69,310

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 (in thousands):

	September 30, 2009	September 30, 2008
Balance, beginning of the year	$689	$667
Provision for loan losses	129	97
Charge-offs	(12)	(20)
Recoveries	-	-
(Charge-offs)/recoveries, net	(12)	(20)

Balance, end of period	$806	$744

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2009	December 31, 2008

Passbook savings accounts	$3,294	$3,356
Statement savings accounts	6,353	5,093
e-savings accounts	1,491	429
Certificates of deposit	57,122	50,103
Total deposits	$68,260	$58,981

Note 6 – Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2009 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,250	3.38%
13 to 24 months	1,800	3.66%
25 to 36 months	1,800	3.98%
37 to 48 months	2,000	4.19%
Total	$6,850	3.85%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and will serve as a future branch banking office.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan at September 30, 2009 was $447,000.

Note 7 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s then outstanding common stock in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate equal to the Prime Rate as published in the Wall Street Journal, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and nine months ended September 30, 2009, the Company recognized $16,000 and $45,000 of ESOP expense, respectively. During the three months and nine months ended September 30, 2008, the Company recognized $17,000 and $51,000 of ESOP expense, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008 with 12,221 shares remaining available for future grant.  The RRP shares have vesting periods from five to seven years.  On May 14, 2009, 8,588 shares vested.

A summary of the status of the shares under the RRP as of September 30, 2009 is a follows:

	Number of Shares	Weighted Average Grant- date Fair Value
Unvested at December 31, 2008	43,324	$9.05
Granted	--	--
Vested	(8,588)	9.05
Forfeited	--	--
Unvested at September 30, 2009	34,736	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months and nine months ended September 30, 2009, $20,000 and $58,000, respectively, in compensation expense was recognized.  A tax benefit of approximately $7,000 and $20,000, respectively, was recognized during these periods.  During the three months and nine months ended September 30, 2008, $19,000 and $29,000 in compensation expense, respectively was recognized.  A tax benefit of approximately $7,000 and $10,000, respectively, was recognized during each of these periods. As of September 30, 2009, approximately $285,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008 with 30,552 stock options remaining available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	108,311	$10.00	9.4	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited	--	--	--	--
Outstanding at September 30, 2009	108,311	$10.00	8.6	$--
Exercisable at September 30, 2009	21,481	$10.00	8.6

During the three months and nine months ended September 30, 2009, approximately $10,000 and $31,000, respectively, was recognized in compensation expense for the Option Plan.  A tax benefit of approximately $2,000 and $6,000, respectively, was recognized during these periods.  During the three and nine months ended September 30, 2008, approximately $11,000 and $16,000, respectively, was recognized in compensation expense for the Option Plan.  A tax benefit of approximately $2,000 and $3,000, respectively, was recognized during each of these periods.  As of September 30, 2009, approximately $152,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 3.6 years.

 Note 8 – Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The fair value measurement guidance applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted the fair value measurement guidance effective for its fiscal year beginning January 1, 2008.

The fair value guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

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

The Company had no financial assets to be measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows (in thousands):

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$931	$-	$-	$931

For the nine months ended September 30, 2009, $208,000 of other real estate owned was transferred in with no losses included in earnings.  Fair value is estimated fair market value, net of selling costs, at the time of foreclosure.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at September 30, 2009:

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009.

	Carrying	Fair
	Amount	Value
	(In Thousands)
Assets:
Cash and cash equivalents	$6,745	$6,745
Investment in interest-earning time deposits	3,634	3,645
Investment securities held to maturity	250	250
Mortgage-backed securities held to maturity	8,306	8,803
Loans receivable, net	71,024	71,232
Investment in FHLB stock	797	797
Accrued interest receivable	407	407

Liabilities:
Deposits	68,260	69,168
FHLB advances, long-term	5,600	5,915
FHLB advances, short-term	1,250	1,274
Other borrowings	447	447
Accrued interest payable	129	129

Off-balance sheet financial instruments	--	--

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

Quaint Oak Bancorp, Inc.

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, professional fees and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At September 30, 2009, the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title insurance services, respectively, in the Lehigh Valley. These three subsidiaries began operation in July 2009.  The insurance agency is currently inactive.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank has received regulatory approval to open a new branch office at this location and expects to do so in the first quarter of 2010.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believe management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure to default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

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

Other-Than-Temporary Impairment of Securities.   Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent of the Company to sell or be required to sell debt securities before a period of time sufficient to allow for an anticipated recovery in the fair value.   The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  There were no losses associated with our investments in securities in the reporting periods.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

     General. The Company’s total assets at September 30, 2009 were $93.6 million, an increase of $5.2 million, or 5.9%, from $88.4 million at December 31, 2008.  This increase was primarily due to growth in cash and cash equivalents of $5.7 million, loans receivable, net of the allowance for loan losses, of $1.7 million, premises and equipment of $1.0 million, and $252,000 of prepaid expenses and other assets.  The increase in premises and equipment was due to the purchase of a building on Union Boulevard in Allentown, Pennsylvania which serves as the offices for the new subsidiaries.  Offsetting these increases were principal payments from investment securities of $2.0 million and mortgage-backed securities of $1.5 million.  Asset growth for the nine months ended September 30, 2009 was primarily funded by a $9.3 million increase in deposits.  Deposit growth was also used to pay-down FHLB advances of $4.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.7 million, or 551.7%, from $1.0 million at December 31, 2008 to $6.7 million at September 30, 2009 as calls of investment securities held to maturity, principal payments on mortgage-backed securities held to maturity, and deposits not used to fund loans or pay-down FHLB advances, were invested in liquid money market accounts.

Investment Securities.  Investment securities held to maturity decreased $2.0 million, or 88.9%, from $2.3 million at December 31, 2008 to $250,000 at September 30, 2009 as $2.0 million of securities were called.  During this same period, mortgage-backed securities held to maturity decreased $1.5 million,  or 15.0% from $9.8 million to $8.3 million due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $1.7 million, or 2.5%, to $71.0 million at September 30, 2009 from $69.3 million at December 31, 2008.  This increase was funded primarily by the $9.3 million increase in deposits.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied category, which grew $2.2 million or 10.0%, home equity loans which increased $1.8 million or 39.9%, construction loans which grew $472,000 or 17.2% and commercial lines of credit which increased $298,000 or 36.7% as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by decreases of $2.2 million or 12.5% of residential mortgage one-to-four family owner occupied loans, $362,000 or 10.3% in multi-family residential loans, $245,000 or 1.3% in commercial real estate loans and $94,000 or 86.2% in loans secured by deposits.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $9.3 million, or 15.7%, to $68.3 million at September 30, 2009 from $59.0 million at December 31, 2008.  This increase was attributable to increases of $7.0 million in certificates of deposit, $1.3 million in statement savings accounts and $1.1 million in e-savings accounts, offset by a decrease of $62,000 in passbook savings accounts.  The increase in deposits was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $4.3 million from $11.2 million at December 31, 2008 to $6.9 million at September 30, 2009 as the Company used excess liquidity to pay-off short-term Federal Home Loan Bank advances.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the new subsidiaries and will serve as a new branch banking office.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan at September 30, 2009 was $447,000.

Stockholders’ Equity.  Total stockholders’ equity decreased $41,000 to $17.2 million at September 30, 2009 from $17.3 million at December 31, 2008.  This decrease was the result of the purchase of 51,109 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $413,000, and dividends paid of $100,000, offset by net income for the nine months ended September 30, 2009 of $338,000 and $134,000 related to common stock earned by participants in the employee stock ownership plan and amortization of stock awards and options under our stock compensation plans.
.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General.  Net income amounted to $139,000 for the three months ended September 30, 2009, an increase of $16,000, or 13.0% compared to net income of $123,000 for the same period in 2008.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $108,000 and non-interest income of $77,000, and a decrease in the provision for income taxes of $3,000, which were offset by increases in non-interest expense of $159,000 and increases in the provision for loan losses of $13,000.

Net Interest Income.  Net interest income increased $108,000, or 16.8%, to $751,000 for the three months ended September 30, 2009 from $643,000 for the comparable period in 2008.  The increase was driven by an increase in interest income of $111,000, or 8.9%, offset by an increase of $3,000, or 0.5% in interest expense.

Interest Income.  Interest income increased $111,000, or 8.9%, to $1.4 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008.  The increase resulted primarily from an $11.8 million increase in average interest-earning assets which had the effect of increasing interest income by $170,000.  This increase in volume was offset by a $59,000 decrease in interest income resulting from a 33 basis point decrease in the overall yield on interest-earning assets to 5.99% for the three months ended September 30, 2009 from 6.32% for the three months ended September 30, 2008.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average net loans receivable of $6.9 million, short-term investments and investment securities of $3.9 million and average mortgage-backed securities of $1.6 million.  The increase in average net loans receivable and short-term investments and investment securities was primarily funded by the $13.5 million increase in average interest-bearing deposits, while the increase in mortgage-backed securities was driven by the $1.2 million increase in average FHLB advances.  The 33 basis point decrease in the overall yield on interest earning assets was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 175 basis points from September 2008 to September 2009.

Interest Expense.  Interest expense increased by $3,000, or 0.5%, to $609,000 for the three months ended September 30, 2009 compared to $606,000 for the same period in 2008.  The increase resulted primarily from a $14.7 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $146,000.  This increase in volume was offset by a $143,000 decrease in interest expense resulting from a 73 basis point decrease in the overall cost of interest-bearing liabilities to 3.15% for the three months ended September 30, 2009 from 3.88% for the three months ended September 30, 2008.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in certificates of deposit and statement savings and e-savings accounts due to customer interest in higher yielding secure investments and increase in FHLB advances.  The decrease in rates was consistent with the decrease in market interest rates from September 2008 to September 2009.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$11,182	$25	0.89%	$7,297	$72	3.95%
Mortgage-backed securities	8,586	103	4.80	7,025	84	4.78
Loans receivable, net (1)	71,061	1,232	6.93	64,210	1,090	6.79
Other interest-earning assets	-	-	-	545	3	2.20
Total interest-earning assets	90,829	1,360	5.99%	79,077	1,249	6.32%
Non-interest-earning assets	4,308			1,501
Total assets	$95,137			$80,578
Interest-bearing liabilities:
Passbook accounts	$3,347	7	0.84%	$3,441	11	1.28%
Statement and e-savings accounts	7,635	19	1.00	5,394	31	2.30
Certificate of deposit accounts	58,472	512	3.50	47,108	505	4.29
Total deposits	69,454	538	3.10	55,943	547	3.91
FHLB advances	7,763	71	3.66	6,538	59	3.61
Total interest-bearing liabilities	77,217	609	3.15%	62,481	606	3.88%
Non-interest-bearing liabilities	719			731
Total liabilities	77,936			63,212
Stockholders’ Equity	17,201			17,366
Total liabilities and Stockholders’ Equity	$95,137			$80,578
Net interest-earning assets	$13,612			$16,596
Net interest income; average interest rate spread		$751	2.84%		$643	2.44%
Net interest margin (2)			3.31%			3.25%
Average interest-earning assets to average interest-bearing liabilities			117.63%			126.56%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $13,000, from $31,000 for the quarter ended September 30, 2008 to $44,000 for the same period in 2009, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2009.  Non-performing loans amounted to $648,000 or 0.91% of net loans receivable at September 30, 2009, consisting of seven loans, six of which are 90 days or more past due and accruing interest and one loan which is on non-accrual status compared to $439,000 at December 31, 2008.  The non-performing loans at September 30, 2009 include three home equity loans, two one-to-four family owner occupied residential loans, one commercial real estate loan and one one-to-four family non-owner occupied residential loan and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended September 30, 2009, one loan for $97,000 previously on non-accrual status was paid off while another loan for $209,000 was placed back on accrual status resulting in the receipt of approximately $25,000 of previously reversed and past due interest.  In October 2009, the loan that was on non-accrual status at September 30, 2009 was paid off.  Not included in non-performing loans are performing troubled debt restructurings which totaled $1.3 million at September 30, 2009 compared to $921,000 at December 31, 2008.  The allowance for loan losses as a percent of total loans receivable was 1.12% at September 30, 2009 and 0.98% at December 31, 2008.   Other real estate owned was $931,000 at September 30, 2009 compared to $732,000 at December 31, 2008.  Non-performing assets amounted to $1.6 million, or 1.69% of total assets at September 30, 2009 compared to $1.2 million, or 1.3% of total assets at December 31, 2008.

Non-Interest Income.  Non-interest income increased $77,000 from $4,000 for the three months ended September 30, 2008 to $81,000 for the three months ended September 30, 2009.  This increase was primarily attributable to the net fees generated by Quaint Oak Bank’s mortgage banking, real estate sales and title insurance subsidiaries which began operation in July of 2009.

Non-Interest Expense.  Non-interest expense increased $159,000, or 39.7%, from $401,000 for the three months ended September 30, 2008 to $560,000 for the three months ended September 30, 2009.  Salaries and employee benefits accounted for $64,000 of the increase as the Company expanded its operations, including its new subsidiaries.  FDIC deposit insurance assessment accounted for $30,000 of the increase as the regular quarterly assessment increased, due to an increase in deposits and the assessment multiplier.   Other real estate owned (OREO) expenses accounted for $25,000 of the increase as this expense was none for the three months ended September 30, 2008.  Of the $25,000 increase, $16,000 related to the costs incurred on the Bank’s three foreclosed properties to prepare them for resale and $9,000 was attributable to a write-down on one of the properties.  Occupancy and equipment expense accounted for $15,000 of the change as this expense increased from $25,000 for the three months ended September 30, 2008 to $40,000 for the three months ended September 30, 2009.  This quarter over quarter increase was primarily attributable to the costs associated with the building on Union Boulevard in Allentown, Pennsylvania, which was acquired late in the second quarter of 2009 to serve as the offices for Quaint Oak Bank’s mortgage banking, real estate sales and title insurance subsidiaries and a future branch banking office in the Lehigh Valley area of Pennsylvania.  The three new subsidiaries began operation in July 2009 and the branch office is expected to open in the first quarter of 2010.  Also contributing to the quarter over quarter increase was a $23,000 increase in other expenses, $1,000 increase in directors’ fees and expenses and $1,000 increase in professional fees.

Provision for Income Tax.  The provision for income tax decreased $3,000 from $92,000 for the three months ended September 30, 2008 to $89,000 for the three months ended September 30, 2009 due primarily to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.0% and 42.8% for three months ended September 30, 2009 and 2008, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General.  Net income amounted to $338,000 for the nine months ended September 30, 2009, a decrease of $29,000, or 7.9% compared to net income of $367,000 for the same period in 2008.  The $29,000 decrease was primarily the result of the increases in non-interest expense of $474,000 and the provision for loan losses of $32,000, which were offset by increases in net interest income of $338,000, non-interest income of $111,000, and a decrease in income tax expense of $28,000.

Net Interest Income.  Net interest income increased $338,000, or 18.2%, to $2.2 million for the nine months ended September 30, 2009 from $1.9 million for the comparable period in 2008.  The increase was driven by an increase in interest income of $391,000, or 10.6%, offset by an increase of $53,000, or 2.9% in interest expense.

Interest Income.  Interest income increased $391,000, or 10.6%, to $4.1 million for the nine months ended September 30, 2009 from $3.7 million for the nine months ended September 30, 2008.  The increase resulted primarily from a $12.2 million increase in average interest-earning assets which had the effect of increasing interest income by $590,000.  This increase in volume was offset by a $199,000 decrease in interest income resulting from a 30 basis point decrease in the overall yield on interest-earning assets to 6.13% for the nine months ended September 30, 2009 from 6.43% for the nine months ended September 30, 2008.  The growth in average interest-earnings assets between the two periods can be attributed primarily to the increases in average net loans receivable of $8.7 million and average mortgage-backed securities of $5.5 million, offset by a $1.6 million decrease in average short-term investments and investment securities.  The increase in average net loans receivable was primarily funded by the increase in average interest-bearing deposits and the re-deployment of short-term investments, while the increase in mortgage-backed securities was driven by the $5.0 million increase in average FHLB advances.  The 30 basis point decrease in the overall yield on interest earning assets was the result of the current interest rate environment in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 175 basis points from September 2008 to September 2009.

Interest Expense.  Interest expense increased by $53,000, or 2.9%, to $1.9 million for the nine months ended September 30, 2009 compared to $1.8 million for the same period in 2008.  The increase resulted primarily from a $14.6 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $445,000.  This increase in volume was offset by a $392,000 decrease in interest expense resulting from a 70 basis point decrease in the overall cost of interest-bearing liabilities to 3.38% for the nine months ended September 30, 2009 from 4.08% for the nine months ended September 30, 2008.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in certificates of deposit and statement savings and e-savings accounts due to customer interest in higher yielding secure investments and increase in FHLB advances.  The decrease in rates was consistent with the decrease in market interest rates from September 2008 to September 2009.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$8,109	$116	1.91%	$9,681	$293	4.04%
Mortgage-backed securities	9,102	328	4.80	3,591	127	4.72
Loans receivable, net (1)	71,542	3,637	6.78	62,840	3,261	6.92
Other interest-earning assets	-	-	-	399	9	3.01
Total interest-earning assets	88,753	4,081	6.13%	76,511	3,690	6.43%
Non-interest-earning assets	3,633			1,462
Total assets	$92,386			$77,973
Interest-bearing liabilities:
Passbook accounts	$3,334	23	0.92%	$3,482	34	1.30%
Statement and e-savings accounts	6,616	83	1.67	5,556	102	2.45
Certificate of deposit accounts	56,024	1,552	3.69	47,348	1,602	4.51
Total deposits	65,974	1,658	3.35	56,386	1,738	4.11
FHLB advances	8,321	223	3.57	3,346	90	3.59
Total interest-bearing liabilities	74,295	1,881	3.38%	59,732	1,828	4.08%
Non-interest-bearing liabilities	775			708
Total liabilities	75,070			60,440
Stockholders’ Equity	17,316			17,533
Total liabilities and Stockholders’ Equity	$92,386			$77,973
Net interest-earning assets	$14,458			$16,779
Net interest income; average interest rate spread		$2,200	2.75%		$1,862	2.35%
Net interest margin (2)			3.31%			3.24%
Average interest-earning assets to average interest-bearing liabilities			119.46%			128.09%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $32,000 from $97,000 for the nine months ended September 30, 2008 to $129,000 for the same period in 2009, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans during the period.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2009.”

Non-Interest Income.  Non-interest income increased $111,000, or 792.9%, from $14,000 for the nine months ended September 30, 2008 to $125,000 for the nine months ended September 30, 2009.  The increase was primarily attributable to the net fees generated by Quaint Oak Bank’s mortgage banking, real estate sales and title insurance subsidiaries which began operation in July of 2009 and no loss on investment securities.

Non-Interest Expense. Non-interest expense increased $474,000, or 40.7%, from $1.2 million for the nine months ended September 30, 2008 to $1.6 million for the nine months ended September 30, 2009.  Salaries and employee benefits expense accounted for $144,000 of the change as this expense increased 23.6% from $610,000 for the nine months ended September 30, 2008 to $754,000 for the comparable period in 2009 due to increased staff, annual salary increases, and the compensation expense associated with the stock compensation plans. Other real estate owned (OREO) expenses accounted for $97,000 of the increase as this expense was none for the nine months ended September 30, 2008.  The increase in OREO expenses was primarily related to costs incurred on the Bank’s three foreclosed properties to prepare them for resale.  Professional fees accounted for $94,000 of the change as this expense increased 56.3% from $167,000 for the nine months ended September 30, 2008 to $261,000 for the nine months ended September 30, 2009 due primarily to the increase in costs associated with being a publicly held company, the acquisition of a building on Union Boulevard in Allentown, Pennsylvania, and the establishment of three new subsidiaries of Quaint Oak Bank to conduct mortgage banking, real estate sales and title insurance business and to open a future branch banking office in the Lehigh Valley area of Pennsylvania.   In addition, FDIC deposit insurance assessment expense increased $80,000, or 156.9% from $51,000 for the nine months ended September 30, 2008 to $131,000 for the nine months ended September 30, 2009. This increase was due to a special assessment by the FDIC on all insured institutions in the second quarter and an increase in the regular quarterly assessment, due to an increase in deposits and the assessment multiplier.  Also contributing to the period over period increase was a $23,000 increase in other expenses, a $22,000 increase in directors’ fees and expenses primarily due to the expense associated with the stock compensation plans adopted in May 2008, and a $14,000 increase in occupancy and equipment expenses.

Provision for Income Tax.  The provision for income tax decreased $28,000 from $248,000 for the nine months ended September 30, 2008 to $220,000 for the nine months ended September 30, 2009 due primarily to the decrease in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.4% and 40.3% for nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2009, the Company's cash and cash equivalents amounted to $6.7 million.  At such date, the Company also had $3.0 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2009, Quaint Oak Bank had outstanding commitments to originate loans of $266,000 and commitments under unused lines of credit of $2.7 million.

At September 30, 2009, certificates of deposit scheduled to mature in less than one year totaled $43.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  At September 30, 2009, Quaint Oak Bank had $6.9 million of advances from the Federal Home Loan Bank of Pittsburgh and had $37.3 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on recent decisions by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at September 30, 2009.

Our stockholders’ equity amounted to $17.2 million at September 30, 2009, a decrease of $41,000 from $17.3 million at December 31, 2008.  The decrease was the result of the purchase of 51,109 shares of the Company’s common stock in the open-market as part of the Company’s stock repurchase program for an aggregate purchase price of $413,000, and dividends paid of $100,000, offset by net income for the nine months ended September 30, 2009 of $338,000 and $134,000 related to common stock earned by participants in the employee stock ownership plan and amortization of stock awards and options under our stock compensation plans.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2009, Quaint Oak Bank exceeded each of its capital requirements with ratios of 14.17%, 21.42% and 22.69%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2009, we had unfunded commitments under lines of credit of $2.7 million and $266,000 of commitments to originate loans.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009 – July 31, 2009	2,400	$8.70	2,400	53,349
August 1, 2009 – August 31, 2009	2,200	8.70	2,200	51,149
September 1, 2009 – September 30, 2009	-	-	-	51,149
Total	4,600	$8.70	4,600	51,149

Notes to this table:

(1)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	November 12, 2009	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	November 12, 2009	By:	/s/John J. Augustine
John J. Augustine
Chief Financial Officer