Form 10-K
period 2009-12-31
QUAINT OAK BANCORP INC
filed 2010-03-26
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 2009
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
YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $8.65 on June 30, 2009, the last day of the Registrant’s second quarter was $9,025,990 (1,305,512 shares outstanding less 262,045 shares held by affiliates at $8.65 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 24, 2010: 1,190,012

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2009 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp is a Pennsylvania corporation headquartered in Southampton, Pennsylvania.  Quaint Oak Bancorp became the holding company for Quaint Oak Bank in connection with the conversion of Quaint Oak Bank in July 2007 from a Pennsylvania chartered mutual savings bank to a stock savings bank.  Quaint Oak Bank, whose predecessor was originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000.  Quaint Oak Bank operates primarily from its main office located in Bucks County, Pennsylvania.  In July 2009, Quaint Oak Bancorp purchased a building in the Lehigh Valley area of Pennsylvania and Quaint Oak Bank established three new subsidiaries to conduct mortgage banking, real estate sales and title abstract businesses.  In February 2010 the Bank also opened a branch banking office at this location to serve the Lehigh Valley area of Pennsylvania.  As of December 31, 2009, Quaint Oak Bank’s primary market area includes Bucks County, Pennsylvania and, to a lesser extent, Montgomery and Philadelphia Counties of Pennsylvania.  As of December 31, 2009, Quaint Oak Bancorp had $93.9 million of total assets, $68.3 million of deposits and $17.4 million of stockholders’ equity.  Quaint Oak Bancorp’s stockholders’ equity constituted 18.5% of total assets as of December 31, 2009.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, multi-family and commercial real estate loans secured by property in our primary market area.  Quaint Oak Bank also originates home equity loans and lines of credit secured by residential properties in our primary lending area.  Quaint Oak Bank serves its customers through its offices as well as through correspondence and telephone banking.

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

Quaint Oak Bank’s Lending Activities

General.  At December 31, 2009, the net loan portfolio of Quaint Oak Bank amounted to $72.7 million, representing approximately 77.4% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans and construction loans.  At December 31, 2009, one-to-four family residential loans amounted to $40.5 million, or 55.1% of its total loan portfolio of which $15.4 million or 20.9% consisted of owner occupied properties and $25.1 million or 34.2% consisted of non-owner occupied properties.  At December 31, 2009, commercial real estate loans totaled $18.6 million, or 25.3% of its total loan portfolio.  Multi-family residential loans totaled $3.1 million, or 4.3% of the total loan portfolio at December 31, 2009.  Home equity loans totaled $6.4 million, or 8.8% of the total loan portfolio at December 31, 2009.  Construction loans totaled $3.5 million, or 4.8% of the total loan portfolio at December 31, 2009.  As part of our desire to diversify the loan portfolio, Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.2 million, or 1.6% of the total loan portfolio at December 31, 2009.

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

As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loan to one borrower limit.  Our lending policy limits our loans to one borrower to an aggregate of 15% of the Bank’s capital which amounts to $2.6 million at December 31, 2009.  At December 31, 2009, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $1.5 million, three totaling $1.2 million each and $1.1 million.  Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2009.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$15,388	20.9%	$17,460	25.0%
Non-owner occupied	25,133	34.2	21,489	30.7
Total one-to-four family residential loans	40,521	55.1	38,949	55.7

Multi-family residential	3,127	4.3	3,526	5.0
Commercial real estate	18,617	25.3	19,096	27.3
Construction	3,536	4.8	2,752	3.9
Commercial lines of credit	1,197	1.6	813	1.2
Home equity loans	6,445	8.8	4,585	6.6
Total real estate loans	73,443	99.9	69,721	99.7

Auto loans	78	.1	103	.1
Loans secured by deposits	13	-	109	.2
Total loans	73,534	100.0%	69,933	100.0%
Plus (less):
Deferred loan fees and costs	29		66
Allowance for loan losses	(835)		(689)
Net loans	$72,728		$69,310

Origination of Loans.  The lending activities of Quaint Oak Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from brokers and existing customers. Written loan applications are taken by one of Quaint Oak Bank’s loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan.  To ensure independence, loan officers with the responsibility for ordering appraisals and evaluations do not have the sole approval authority for granting a loan request.  As a matter of practice, Quaint Oak Bank obtains independent outside appraisals on substantially all of its loans which must conform to Quaint Oak Bank’s appraisal requirements.  We may make an exception for loans submitted by licensed mortgage brokers or mortgage bankers placing loan applications.  Quaint Oak Bank also requires hazard insurance in order to protect the properties securing its real estate loans. Borrowers must obtain flood insurance policies when the property is in a flood hazard area.  An environmental questionnaire may be required on any property where an environmental issue is suspected.

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

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2009	2008
	(In Thousands)
Loan originations:
One-to-four family residential (owner occupied and non-owner occupied)	$8,046	$12,681
Multi-family residential, commercial real estate and commercial lines of credit	3,175	6,112
Construction	5,379	3,807
Home equity and other	3,112	2,842
Total loan originations	19,712	25,442
Loan principal repayments	(15,936)	(16,917)
Decreases due to other items, net (1)	(358)	(871)
Net increase in loan portfolio	$3,418	$7,654

(1)    Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity to its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and to a lesser extent, Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2009, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four Family Residential	Multi- family Residential, Commercial Real Estate	Construction	Home Equity and Other	Total
	(In Thousands)
Amounts due after December 31, 2009 in:
One year or less	$3,392	$4,366	$3,123	$1,129	$12,010
After one year through three years	6,765	6,934	378	675	14,752
After three years through five years	13,539	7,186	-	223	20,948
After five years through ten years	3,913	2,944	35	1,386	8,278
After ten years through 15 years	1,983	512	-	3,040	5,535
After 15 years	10,929	999	-	83	12,011
Total	$40,521	$22,941	$3,536	$6,536	$73,534.

The following table shows the dollar amount of our loans at December 31, 2009 due after December 31, 2010 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential	$20,887	$16,242	$37,129
Multi-family residential, commercial real estate and commercial lines of credit	9,355	9,220	18,575
Construction	413	-	413
Home equity and other	5,076	331	5,407
Total	$35,731	$25,793	$61,524

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

One-to-Four Family Residential Real Estate Loans.  The principal lending activity of Quaint Oak Bank is the origination of loans secured by single-family residences both owner occupied and non-owner occupied properties.  At December 31, 2009, $40.5 million, or 55.1%, of our total loan portfolio, before net items, consisted of one-to-four family residential loans.

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

Commercial Real Estate Loans.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2009, $18.6 million, or 25.3% of our loan portfolio consisted of commercial real estate loans and $1.2 million or 1.6% of our loan portfolio consisted of commercial lines of credit.  Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally granted for the purpose of building or renovating a single residential home.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  We do not fund an interest reserve.  When the construction is finished, the amount of the outstanding loan is less than 80% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2009, $3.5 million, or 4.8% of Quaint Oak Bank’s total loan portfolio consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  As part of our lending strategy, we intend to focus on increasing home equity loans, including home equity lines of credit.  At December 31, 2009, $6.4 million, or 8.8% of Quaint Oak Bank’s total loan portfolio consisted of home equity loans.

Loan Origination and Other Fees.  In addition to interest earned on loans, Quaint Oak Bank generally receives loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  Such origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans over the contractual life of the loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  While there were no non-accrual loans at December 31, 2009, there was no change in our non-accrual loan policy from the prior year.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $913,000 and $732,000 at December 31, 2009 and 2008, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2009.

	December 31, 2009
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential	12	$2,036	8	$851
Multi-family residential, commercial real estate, construction and commercial lines of credit	7	943	—	—
Home equity and other	4	253	3	74
Total delinquent loans	23	$3,232	11	$925
Delinquent loans to total net loans		4.44%		1.27%
Delinquent loans to total loans		4.40%		1.26%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$—	$121
Multi-family residential, commercial real estate, construction and commercial lines of credit	—	318
Total non-accruing loans	—	439
Accruing loans 90 days or more past due:
One-to-four family residential	851	—
Home equity	74	—
Total accruing loans 90 days or more past due	925	—
Total non-performing loans (1)	925	439
Other real estate owned, net	913	732
Total non-performing assets	1,838	1,171
Troubled debt restructurings	1,524	921
Total non-performing assets and troubled debt restructurings	$3,362	$2,092
Total non-performing loans as a percentage of loans, net	1.27%	0.63%
Total non-performing loans as a percentage of total assets	0.98%	0.50%
Total non-performing assets as a percentage of total assets	1.96%	1.32%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	3.58%	2.37%

(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

During the first quarter of 2010, three loans totaling $185,000 that were approximately 90 days past due at December 31, 2009, were placed on non-accrual status and $5,000 of previously accrued interest was reversed.  All three loans are well collateralized.

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

Allowance for Loan Losses.  At December 31, 2009, Quaint Oak Bank’s allowance for loan losses amounted to $835,000.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  Quaint Oak Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties as well as commercial real estate loans.  The management of Quaint Oak Bank considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that Quaint Oak Bank might sustain on them.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2009	2008
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$72,728	$69,310

Average loans outstanding	$71,549	$63,931

Allowance for loan losses, beginning of period	$689	$667
Provision for loan losses	165	142
Charge-offs:
One-to-four family residential	—	(100)
Multi-family residential, commercial real estate, construction and commercial lines of credit	(17)	—
Home equity and other	(2)	(20)
Total charge-offs	(19)	(120)
Recoveries on loans previously charged off	—	—
Allowance for loan losses, end of period	$835	$689

Allowance for loan losses as a percent of non-performing loans	90.27%	156.95%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.19%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2009		2008
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential	$286	55.1%	$207	55.7%
Multi-family residential, commercial real estate, construction and commercial lines of credit	257	36.0	265	37.4
Home equity and other	36	8.9	24	6.9
Unallocated	256	—	193	—
Total	$835	100.0%	$689	100.0%

The allowance consists of specific and general components.  The specific component relates to loans that are classified as either doubtful or substandard or criticized as special mention.  The general component covers non-classified or criticized loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2009, we had $1.0 million of securities classified as available for sale, $7.7 million of securities classified as held to maturity and no securities classified as trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of Federal Home Loan Bank stock provides banks with the right to be a member of the Federal Home Loan Bank and to receive the products and services that the Federal Home Loan Bank provides to member banking institutions. Unlike other types of stock, Federal Home Loan Bank stock is acquired primarily for the right to receive advances from the Federal Home Loan Bank, rather than for the purpose of maximizing dividends or stock growth. Federal Home Loan Bank stock is an activity based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the Federal Home Loan Bank announced a decision to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2009	2008
	(In Thousands)
Interest-earning time deposits with other financial institutions	$3,153	$3,735
U.S. Government agency obligations	498	2,250
Municipal bond fund	504	—
Mortgage-backed securities	7,731	9,777
FHLB of Pittsburgh stock	797	797
Total	$12,683	$16,559

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009.

	Amounts at December 31, 2009 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$2,499	1.89%	$654	2.05%	$—	—%	$—	—%
U.S. Government agency obligations	—	—	—	—	498	3.00	—	—
Mortgage-backed securities	—	—	—	—	—	—	7,731	4.80
Total	$2,499	1.89%	$654	2.05%	$498	3.00%	$7,731	4.80%

Sources of Funds

General.  Deposits are the primary source of Quaint Oak Bank’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans are a source of funds. Loan payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, Pennsylvania and northeast Philadelphia.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts.  The Bank does, however, offer an eSavings deposit account product.  This account allows customers to earn money market rates on their funds.  Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2009, the eSavings account deposits totaled $2.0 million.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2009		2008
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
1.00% - 1.99%	$20,760	30.4%	$—	—%
2.00% - 2.99%	14,824	21.7	1,364	2.3
3.00% - 3.99%	10,892	16.0	30,556	51.8
4.00% - 4.99%	9,771	14.3	17,888	30.3
5.00% - 5.99%	242	0.4	295	0.5
Total certificate accounts	56,489	82.8	50,103	84.9
Transaction accounts:
Passbook	3,277	4.8	3,356	5.7
Statement savings accounts	6,508	9.5	5,093	8.7
eSavings accounts	1,978	2.9	429	0.7
Total transaction accounts	11,763	17.2	8,878	15.1
Total deposits	$68,252	100.0%	$58,981	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2009			2008
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook	$3,320	$30	0.90%	$3,460	$45	1.30%
Statement savings accounts	5,713	86	1.51	5,366	129	2.40
eSavings accounts	1,305	23	1.75	177	5	3.16
Certificates of deposit	56,297	1,994	3.54	47,929	2,113	4.41
Total interest-bearing deposits	66,635	2,133	3.20	56,926	2,292	4.03
Total deposits	$66,635	$2,133	3.20%	$56,926	$2,292	4.03%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2009	2008
	(In Thousands)
Total deposits	$26,605	$17,869
Total withdrawals	(19,467)	(16,442)
Interest credited	2,133	2,293
Total increase in deposits	$9,271	$3,720

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2009.

	Balance at December 31, 2009 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In Thousands)
1.00% - 1.99%	$18,785	$1,975	$—	$—	$20,760
2.00% - 2.99%	10,658	2,634	677	855	14,824
3.00% - 3.99%	7,108	1,393	488	1,903	10,892
4.00% - 4.99%	4,638	960	1,185	2,988	9,771
5.00% - 5.99%	6	193	—	43	242
Total certificate accounts	$41,195	$7,155	$2,350	$5,789	$56,489

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2009 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2010	$3,104	2.97%
June 30, 2010	3,309	2.25
September 30, 2010	3,061	2.37
December 31, 2010	3,576	2.20
After December 31, 2010	5,187	3.52
Total certificates of deposit with balances of $100,000 or more	$18,237	2.74%

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

As of December 31, 2009, Quaint Oak Bank was permitted to borrow up to an aggregate total of $43.2 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $6.9 million and $11.2 million at December 31, 2009 and 2008, respectively.   At present, however, we are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on recent decisions by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan at December 31, 2009 was $442,000.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$7,838	$4,925
Maximum amount outstanding at any month-end during the period	11,150	11,150
Balance outstanding at end of period	6,850	11,150
Average interest rate during the period	3.73%	3.49%
Weighted average interest rate at end of period	3.85%	2.93%

Other borrowings:
Average balance outstanding	$226	$—
Maximum amount outstanding at any month-end during the period	450	—
Balance outstanding at end of period	442	—
Average interest rate during the period	5.75%	—
Weighted average interest rate at end of period	5.75%	—

Total Employees

Quaint Oak Bank had 12 full-time employees at December 31, 2009. None of these employees are represented by a collective bargaining agreement, and Quaint Oak Bank believes that it enjoys good relations with its personnel.

Market Area

As of December 31, 2009, Quaint Oak Bank’s primary market area for loans and deposits is in Southampton, Pennsylvania, particularly southwestern Bucks County, southeastern Montgomery County and northeast Philadelphia.  In February 2010, the Bank also established a branch banking office in Allentown, Pennsylvania to serve the Lehigh Valley area.  Quaint Oak Bank’s operating strategy is based on strong personal service and operating efficiency.

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

Competition

Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  Currently, Quaint Oak Bank must compete against a number of small community banks, three regional banks and four national banks in Bucks County.  Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates, Quaint Oak Bank also faces intense competition from the money market mutual funds and national savings products.  Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

At June 30, 2009, the latest date for which information is available, the size of the market in Bucks County, Pennsylvania, as defined by total Federal Deposit Insurance Corporation insured deposits, was $13.8 billion, populated by 265 branch offices.  Based on information available on the Federal Deposit Insurance Corporation’s website at www.fdic.gov, commercial banks accounted for $9.1 billion of such deposits, served by 181 of the 265 branches.  Savings institutions had the remaining 84 branches totaling $4.7 billion in deposits, or 34.1% of the market.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2009, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2009, was in compliance with the above restrictions.

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

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting.  (At December 31, 2009, management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report);

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

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years.  The restoration plan changed the FDIC’s base assessment rates and the risk based assessment system.  Well capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively.  Changes to the risk based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  The assessment rate is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009.  Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was approximately $39,000, which was expensed in the second quarter of fiscal 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under the prepaid assessment rule, we made a payment of $405,000 to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $356,000 of this payment as a prepaid expense.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted.  Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

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

At December 31, 2009, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements.  See Note 14 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2009 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Quaint Oak Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Quaint Oak Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Quaint Oak Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Quaint Oak Bank’s three active subsidiaries (Quaint Oak Mortgage, Quaint Oak Real Estate and Quaint Oak Abstract) and one inactive subsidiary (Quaint Oak Insurance) are subject to the Pennsylvania Capital Stock and Franchise Tax.

Item 1A.    Risk Factors.

Not applicable.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

The following table provides certain information as of December 31, 2009 with respect to our main office located in Southampton, Pennsylvania, and our mortgage banking, real estate sales and title abstract businesses in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration		Net Book Value of Property	Amount of Deposits
				(In Thousands)
607 Lakeside Drive Southampton, Pennsylvania 18966	Leased	—	(1)	$—	$68,252
609 Lakeside Drive Southampton, Pennsylvania 18966	Leased	11/30/10	(2)	6	—
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA		1,006	—

(1)	Such lease is month to month, with 120 days’ notice required for termination.
(2)	Such lease is renewable for one year, with 90 days’ notice required.

Item 3.    Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Quaint Oak Bancorp’s common shares have been quoted on the OTC Bulletin Board (“OTCBB”) since July 2007, under the symbol “QNTO.”  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp’s common shares for 2009 and 2008.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTCBB.

Quarter ended:	High	Low	Cash dividends per share

December 31, 2009	$8.60	$7.78	$0.025
September 30, 2009	$8.65	$7.75	$0.025
June 30, 2009	$8.65	$7.45	$0.025
March 31, 2009	$8.00	$7.16	$0.025

Quarter ended:	High	Low	Cash dividends per share

December 31, 2008	$9.24	$7.47	$0.025
September 30, 2008	$9.65	$8.51	$0.025
June 30, 2008	$9.65	$9.03	$0.025
March 31, 2008	$9.47	$9.00	$—

As of December 31, 2009, Quaint Oak Bancorp had 1,299,712 common shares outstanding held of record by 221 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2009 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 October 1, 2009 – October 31, 2009	1,200	$8.05	1,200	49,949
Month #2 November 1, 2009 – November 30, 2009	—	—	—	49,949
Month #3 December 1, 2009 – December 31, 2009	—	—	—	49,949
Total	1,200	$8.05	1,200	49,949

Notes to this table:
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from page 2 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 13 to 41 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A (T).  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2010 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

Quaint Oak Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Quaint Oak Bancorp and Quaint Oak Bank. A copy of the Code of Ethics is available on the Company’s website at www.quaintoak.com.

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	142,216	(1)	$10.00	(1)	43,604
Equity compensation plans not approved by security holders	—		—		—
Total	142,216		$10.00		43,604

(1)	Includes 34,498 shares subject to restricted stock grants which were not vested as of December 31, 2009. The weighted-average exercise price excludes such restricted stock grants.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Retstated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank *	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
13.0	Annual Report to Shareholders	Filed herewith
22.0	Subsidiaries of the Registrant – Reference is made to “Item 1. Business - Subsidiaries” of this Form 10-K for the required information	—
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith

*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 0000-52694)
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 26, 2010	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Robert T. Strong	President and Chief Executive Officer	March 26, 2010
Robert T. Strong

/s/ John J. Augustine	Chief Financial Officer	March 26, 2010
John J. Augustine

/s/ Robert J. Phillips	Chairman	March 26, 2010
Robert J. Phillips

/s/ George M. Ager, Jr.	Director	March 26, 2010
George M. Ager, Jr.

/s/ James J. Clarke, Ph.D.	Director	March 26, 2010
James J. Clarke, Ph.D.

/s/ Andrew E. DiPiero, Jr.	Director	March 26, 2010
Andrew E. DiPiero, Jr.

/s/ Kenneth R. Gant	Director	March 26, 2010
Kenneth R. Gant

/s/ Marsh B. Spink	Director	March 26, 2010
Marsh B. Spink