Form 10-Q
period 2010-03-31
QUAINT OAK BANCORP INC
filed 2010-05-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 14, 2010, 1,173,193 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2010	2009
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$ 401	$ 582
Due from banks, interest-bearing	6,513	4,838
Cash and cash equivalents	6,914	5,420
Investment in interest-earning time deposits	2,918	3,153
Investment securities available for sale (cost-2010 $1,505; 2009
$1,001)	1,511	1,002
Mortgage-backed securities held to maturity (fair value-2010 $7,594; 2009 $8,142)	7,133	7,731
Loans receivable, net of allowance for loan losses
2010 $864; 2009 $835	73,363	72,728
Accrued interest receivable	393	397
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	1,084	1,092
Other real estate owned	938	913
Prepaid expenses and other assets	712	704

Total Assets	$95,763	$93,937

Liabilities and Stockholders’ Equity

Liabilities
Deposits, interest-bearing	$71,153	$68,252
Federal Home Loan Bank advances	6,850	6,850
Other borrowings	437	442
Accrued interest payable	113	117
Advances from borrowers for taxes and insurance	542	763
Accrued expenses and other liabilities	119	127
Total Liabilities	79,214	76,551

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued and 1,190,012 and 1,299,712 outstanding at March 31, 2010 and December 31, 2009, respectively	14	14
Additional paid-in capital	13,471	13,442
Treasury stock, at cost: 2010 198,613 shares; 2009 88,913 shares	(1,742)	(735)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(865)	(883)
Recognition & Retention Plan Trust (RRP)	(440)	(440)
Accumulated other comprehensive income	4	1
Retained earnings	6,107	5,987
Total Stockholders' Equity	16,549	17,386

Total Liabilities and Stockholders’ Equity	$95,763	$93,937

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

For the Three Months Ended
March 31,
2010	2009
Interest Income (In thousands, except share data)

Loans receivable, including fees	$1,188	$1,193
Short-term investments and investment securities	119	163

Total Interest Income	1,307	1,356

Interest Expense

Deposits	415	548
Federal Home Loan Bank advances and other borrowings	73	78

Total Interest Expense	488	626

Net Interest Income	819	730

Provision for Loan Losses	29	62

Net Interest Income after Provision for Loan Losses	790	668

Non-Interest Income
Mortgage banking fees	39	-
Other fees and services charges	12	20
Other	20	-
Total Non-Interest Income, net	71	20

Non-Interest Expense

Salaries and employee benefits	321	230
Directors’ fees and expenses	52	70
Occupancy and equipment	45	23
Professional fees	86	94
FDIC deposit insurance assessment	38	18
Other real estate owned expenses	8	-
Other	60	26
Total Other Expenses	610	461

Income before Income Taxes	251	227

Income Taxes	98	90

Net Income	$153	$137

Earnings per share – basic	$0.14	$0.12
Average shares outstanding - basic	1,125,384	1,189,263
Earnings per share - diluted	$0.14	$0.12
Average shares outstanding - diluted	1,131,296	1,189,263

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2010

	Common Stock				Unallocated
					Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
In thousands, except share	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
(data)	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity

BALANCE – DECEMBER 31, 2009	1,299,712	$14	$13,442	$(735)	$(1,323)	$1	$5,987	$17,386
Common stock allocated by ESOP			(1)		18			17

Treasury stock purchased	(109,700)			(1,007)				(1,007)

Stock based compensation expense			30					30

Cash dividends declared ($0.025 per share)							(33)	(33)

Net income							153	153

Unrealized gain on securities, net of deferred taxes						3		3

Comprehensive Income								$156

BALANCE – March 31, 2010	1,190,012	$14	13,471	$(1,742)	$(1,305)	$4	$6,107	$16,549

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended
March 31,
2010	2009
Cash Flows from Operating Activities	(In Thousands)
Net income	$153	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29	62
Depreciation expense	13	7
Net accretion of securities discounts	(2)	(2)
Amortization of deferred loan fees and costs	(1)	(3)
Stock-based compensation expense	47	44
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	4	(35)
Prepaid expenses and other assets	(11)	46
Accrued interest payable	(4)	2
Accrued expenses and other liabilities	(8)	(5)
Net Cash Provided by Operating Activities	220	253
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	235	(25)
Purchase of investment securities available for sale	(504)	-
Proceeds from calls of investment securities held to maturity	-	1,500
Principal payments received on mortgage-backed securities held to maturity	600	425
Net increase in loans receivable	(662)	(3,625)
Capitalized expenditures on other real estate owned	(25)
Purchase of premises and equipment	(5)	-
Net Cash Used in Investing Activities	(361)	(1,725)
Cash Flows from Financing Activities
Net increase in deposits	2,901	5,725
Decrease in Federal Home Loan Bank advances	-	(2,800)
Repayment of other borrowings	(5)	-
Dividends paid	(33)	(33)
Purchase of treasury stock	(1,007)	(145)
Decrease in advances from borrowers for taxes and insurance	(221)	(108)
Net Cash Provided by Financing Activities	1,635	2,639
Net Increase in Cash and Cash Equivalents	1,494	1,167
Cash and Cash Equivalents – Beginning of Period	5,420	1,035
Cash and Cash Equivalents – End of Period	$6,914	$2,202

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$492	$624
Cash payments for income taxes	$115	$-
Transfer of loans to other real estate owned	$-	$208

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation. On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  All significant intercompany balances and transactions have been eliminated.  At March 31, 2010, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania.  These three subsidiaries began operation in July 2009.  The insurance agency is currently inactive.

The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  In February 2010, the Bank opened a branch banking office in the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2009 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2009 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s most significant estimates are the determination of the allowance for loan losses, the assessment of other-than-temporary impairment of investment and mortgage-backed securities, and the valuation of deferred tax assets.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Subsequent Events. Management has considered subsequent events through the date of the filing of these consolidated financial statements.

Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At March 31, 2010, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three months ended March 31, 2010, the only components of comprehensive income were net income and unrealized gains, net of tax, on available for sale securities.  Unrealized holding gains were $3,000, net of tax for the three months ended March 31, 2010.  The Company had no items of other comprehensive income (loss) for the three months ended March 31, 2009.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months ended March 31, 2010 and March 31, 2009, all outstanding stock options (107,718 and 108,311 options, respectively) were antidilutive.

Cash and Cash Equivalents. Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions, all of which mature within ninety days.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements. In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company’s adoption did not have an impact on our consolidated financial position or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures  about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company is continuing to evaluate the impact the adoption of the roll forward activity for Level 3 measurements in ASU 2010-06 will have on our financial position or results of operations.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at March 31, 2010 and December 31, 2009 are summarized below (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$499	$4	$-	$503
Short-term bond funds	1,006	2	-	1,008
	$1,505	$6	$-	$1,511

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$499	$-	$(1)	$498
Short-term bond funds	502	2	-	504
	$1,001	$2	$(1)	$1,002

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at March 31, 2010 and December 31, 2009 are summarized below (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$3,795	$232	$-	$4,027
FHLMC pass-through certificates	3,338	229	-	3,567
	$7,133	$461	$-	$7,594

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,071	$211	$-	$4,282
FHLMC pass-through certificates	3,660	200	-	3,860
	$7,731	$411	$-	$8,142

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Real estate loans:
One-to four-family residential:
Owner occupied	$15,430	$15,388
Non-owner occupied	25,336	25,133
Total one-to-four family residential	40,766	40,521

Multi-family residential	3,095	3,127
Commercial real estate	19,014	18,617
Construction	3,904	3,536
Commercial lines of credit	1,263	1,197
Home equity loans	6,061	6,445
Total real estate loans	74,103	73,443

Auto loans	91	78
Loans secured by deposits	13	13
Total loans	74,207	73,534

Deferred loan fees and costs	20	29
Allowance for loan losses	(864)	(835)
Net loans	$73,363	$72,728

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Balance, beginning of the year	$835	$689
Provision for loan losses	29	62
Charge-offs	-	(11)
Recoveries	-	-
(Charge-offs)/recoveries, net	-	(11)

Balance, end of period	$864	$740

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2010	December 31, 2009
Passbook savings accounts	$3,289	$3,277
Statement savings accounts	6,632	6,508
eSavings accounts	1,883	1,978
Certificates of deposit	59,349	56,489
Total deposits	$71,153	$68,252

Note 6 – Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2010 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,250	3.38%
13 to 24 months	1,800	3.66%
25 to 36 months	1,800	3.98%
37 to 48 months	2,000	4.19%
Total	$6,850	3.85%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and branch banking office.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $437,000 and $442,000 at March 31, 2010 and December 31, 2009, respectively.

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

Employee Stock Ownership Plan (Continued)

allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2010 and March 31, 2009 the Company recognized $17,000 and $14,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of March 31, 2010, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2009, the first awards vested totaling 8,588 shares.

A summary of the status of the shares under the RRP as of March 31, 2010 and 2009 and changes during the three months ended March 31, 2010 and 2009 is as follows:

	March 31, 2010		March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	34,498	$9.05	43,324	$9.05
Granted	--	--	--	--
Vested	--	--	--	--
Forfeited	--	--	--	--
Unvested at the end of the period	34,498	$9.05	43,324	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2010 and 2009, $19,000 in compensation expense was recognized.  A tax benefit of approximately $6,000 was recognized during each of these periods.  As of March 31, 2010, approximately $244,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.2 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of March 31, 2010, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of  March 31, 2010 and 2009 and changes during the three months ended March 31, 2010 and 2009 is as follows:

	March 31, 2010		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,718	$10.00	108,311	$10.00	8.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Outstanding at the end of the period	107,718	$10.00	108,311	$10.00	8.1
Exercisable at the end of the period	21,333	$10.00	--		8.1

During the three months ended March 31, 2010 and 2009, $10,000 in compensation expense was recognized.  A tax benefit of approximately $4,000 was recognized during each of these periods.  As of March 31, 2010, approximately $131,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.2 years.

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

the measurement date under current conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such circumstances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the balances of assets presented at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$503	$-	$503	$-
Short-term bond funds	1,008	-	1,008	-
	$1,511	$-	$1,511	$-

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$498	$-	$498	$-
Short-term bond funds	504	-	504	-
	$1,002	$-	$1,002	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$938	$-	$-	$938

	December 31, 2009
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$913	$-	$-	$913

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property, net of selling costs.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

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

Investment and Mortgage-Backed Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Loans Receivable (Carried at Cost)

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

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information is an estimate of the fair value of a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In Thousands)
Assets:
Cash and cash equivalents	$6,914	$6,914	$5,420	$5,420
Investment in interest-earning time deposits	2,918	2,928	3,153	3,157
Investment securities available for sale	1,511	1,511	1,002	1,002
Mortgage-backed securities held to maturity	7,133	7,594	7,731	8,142
Loans receivable, net	73,363	74,890	72,728	74,175
Investment in FHLB stock	797	797	797	797
Accrued interest receivable	393	393	397	397

Liabilities:
Deposits	71,153	71,821	68,252	68,917
FHLB advances, long-term	5,600	5,872	5,600	5,854
FHLB advances, short-term	1,250	1,250	1,250	1,250
Other borrowings	437	437	442	442
Accrued interest payable	119	119	117	117

Off-balance sheet financial instruments	--	--	--	--

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
               AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

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

At March 31, 2010 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley. These three subsidiaries began operation in July 2009.  The insurance agency is currently inactive.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Other-Than-Temporary Impairment of Securities.   Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, except for equity securities, where the full amount of the other-than-temporary impairment is recognized in earnings.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General. The Company’s total assets at March 31, 2010 were $95.8 million, an increase of $1.8 million, or 1.9%, from $93.9 million at December 31, 2009.  This increase was primarily due to growth in cash and cash equivalents of $1.5 million, loans receivable, net of the allowance for loan losses, of $635,000 and investment securities available for sale of $509,000.  Offsetting these increases were principal payments from mortgage-backed securities of $598,000 and maturities of investment in interest-earning time deposits of $235,000.  Asset growth for the three months ended March 31, 2010 was primarily funded by a $2.9 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.5 million, or 27.6%, from $5.4 million at December 31, 2009 to $6.9 million at March 31, 2010 as principal payments on mortgage-backed securities held to maturity, maturities of investment in interest-earning time deposits, deposits not used to fund loans and excess liquidity not used to repurchase Company stock through its stock repurchase plans, were invested in liquid money market accounts.

Investment in Interest-Earning Time Deposits.  Investment in interest earning time deposits decreased $235,000, or 7.5%, from $3.2 million at December 31, 2009 to $2.9 million at March 31, 2010 due to maturities.

Investment Securities.  Investment securities available for sale increased $509,000, or 50.8%, from $1.0 million at December 31, 2009 to $1.5 million at March 31, 2010.  During this same period, mortgage-backed securities held to maturity decreased $598,000, or 7.7%, from $7.7 million to $7.1 million due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $635,000, or 0.9%, to $73.4 million at March 31, 2010 from $72.7 million at December 31, 2009.  Increases within the portfolio occurred in the commercial real estate category which increased $397,000, 2.1%, construction loans which increased $368,000, or 10.4%, residential mortgage one-to-four family non-owner occupied loans which grew $203,000, 0.8%, commercial lines of credit which increased $66,000, or 5.5%, and  residential mortgage one-to-four family owner occupied loans which grew $42,000, or 0.3%, as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by decreases of $384,000, or 6.0%, of home equity loans and $32,000, or 1.0%, in multi-family residential loans.  Decreases in these loan categories are attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $2.9 million, or 4.3%, to $71.2 million at March 31, 2010 from $68.3 million at December 31, 2009.  This increase was attributable to increases of $2.9 million in certificates of deposit, $124,000 in statement savings accounts and $12,000 in passbook savings accounts, offset by a decrease of $95,000 in eSavings accounts.  The increase in deposits was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank's new subsidiaries and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan at March 31, 2010 was $437,000.

      Stockholders’ Equity.  Total stockholders’ equity decreased $837,000 to $16.5 million at March 31, 2010 from $17.4 million at December 31, 2009.  Contributing to the decrease was the purchase of 109,700 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase program, as well as other private repurchases, for an aggregate purchase price of $1.0 million, and dividends paid of $33,000.  These decreases were offset by $153,000 of net income for the three months ended March 31, 2010, $30,000 amortization of stock awards and options under our stock compensation plans, $17,000 related to common stock earned by participants in the employee stock ownership plan, and $3,000 of accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General.  Net income amounted to $153,000 for the three months ended March 31, 2010, an increase of $16,000, or 11.7%, compared to net income of $137,000 for three months ended March 31, 2009.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $89,000 and non-interest income of $51,000, and a decrease in the provision for loan losses of $33,000, which were offset by increases in non-interest expense of $149,000 and the provision for income taxes of $8,000.

Net Interest Income.  Net interest income increased $89,000, or 12.2%, to $819,000 for the three months ended March 31, 2010 from $730,000 for the comparable period in 2009.  The increase was driven by a $138,000, or 22.0%, decrease in interest expense, offset by a $49,000, or 3.6%, decrease in interest income.

Interest Income.  Interest income decreased $49,000, or 3.6%, to $1.3 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009.  The decrease resulted primarily from a 44 basis point decrease in the yield on interest earning assets to 5.80% for the three months ended March 31, 2010 from 6.24% for the three months ended March 31, 2009 which resulted in a $78,000 decrease in interest income.  This decrease in interest income due to the rate decrease was offset by a $3.2 million increase in average interest-earning assets from $87.0 million at March 31, 2009 to $90.1 million at March 31, 2010, which had the effect of increasing interest income by $29,000.  The 44 basis point decrease in the overall yield on interest earning assets was consistent with the decrease in market interest rates from March 2009 to March 2010.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average short-term investments and investment securities of $3.7 and average net loans receivable of $1.7 million, offset by a decrease in average mortgage-backed securities of $1.6 million.  The increase in average short-term investments and investment securities and average net loans receivable was primarily funded by the $7.3 million increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $138,000, or 22.0%, to $488,000 for the three months ended March 31, 2010 compared to $626,000 for the three months ended March 31, 2009.  The decrease was primarily attributable to a 95 basis point decrease in the overall cost of interest-bearing liabilities to 2.55% for the three months ended March 31, 2010 from 3.50% for the three months ended March 31, 2009 which resulted in a decrease of $177,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from March 2009 to March 2010.  This decrease in interest expense due to rate was offset by a $5.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $39,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit, average statement savings accounts and average eSavings accounts due to customer interest in higher yielding secure investments.  These increases were offset by the decrease in average FHLB advances of $2.6 million as these advances were paid down.

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
	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$10,053	$30	1.19	$6,393	$47	2.94%
Mortgage-backed securities	7,455	89	4.78	9,632	116	4.82
Loans receivable, net (1)	72,624	1,188	6.54	70,942	1,193	6.73
Total interest-earning assets	90,132	1,307	5.80%	86,967	1,356	6.24%
Non-interest-earning assets	4,688			2,747
Total assets	$94,820			$89,714
Interest-bearing liabilities:
Passbook accounts	$3,296	6	0.73%	$3,368	8	0.95%
Statement savings accounts	6,549	19	1.16	5,218	23	1.84
eSavings accounts	1,942	7	1.44	858	5	2.33
Certificate of deposit accounts	57,596	383	2.66	52,651	511	3.88
Total deposits	69,383	415	2.39	62,095	548	3.53
FHLB advances	6,850	67	3.91	9,432	78	3.31
Other borrowings	439	6	5.47	-	-	-
Total interest-bearing liabilities	76,672	488	2.55%	71,527	626	3.50%
Non-interest-bearing liabilities	893			677
Total liabilities	77,565			72,204
Stockholders’ Equity	17,255			17,345
Total liabilities and Stockholders’ Equity	$94,820			$89,549
Net interest-earning assets	$13,460			$15,441
Net interest income; average interest rate spread		$819	3.25%		$730	2.74%
Net interest margin (2)			3.63%			3.36%
Average interest-earning assets to average interest-bearing liabilities			117.56%			121.59%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $33,000, from $62,000 for the quarter ended March 31, 2009 to $29,000 for the same period in 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2010.  Non-performing loans amounted to $2.5 million or 3.35% of net loans receivable at March 31, 2010, consisting of nineteen loans, nine of which are on non-accrual status and ten of which are 90 days or more past due and accruing interest.  This compares to eleven non-performing loans totaling $925,000, or 1.27% of net loans receivable at December 31, 2009.  The non-performing loans at March 31, 2010 include nine one-to-four family non-owner occupied residential loans, four home equity loans, three one-to-four family owner occupied residential loans and three commercial real estate loans and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended March 31, 2010, nine loans were placed on non-accrual status resulting in the reversal of $35,000 of previously accrued interest income.  In April 2010, two additional loans were placed on non-accrual status resulting in the reversal of $17,000 of previously accrued interest income.  Not included in non-performing loans are performing troubled debt restructurings which totaled $1.2 million at March 31, 2010 compared to $1.5 million at December 31, 2009.  The allowance for loan losses as a percent of total loans receivable was 1.16% at March 31, 2010 and 1.14% at December 31, 2009.   Other real estate owned was $938,000 at March 31, 2010 compared to $913,000 at December 31, 2009.  Non-performing assets amounted to $3.4 million, or

3.52% of total assets at March 31, 2010 compared to $1.8 million, or 1.96% of total assets at December 31, 2009.

Non-Interest Income.  Non-interest income increased $51,000, or 255.0%, for the three months ended March 31, 2010 over the comparable period in 2009 due primarily to the fees generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries which began operation in July of 2009.

Non-Interest Expense. Non-interest expense increased $149,000, or 32.3%, from $461,000 for the three months ended March 31, 2009 to $610,000 for the three months ended March 31, 2010.  Salaries and employee benefits expense accounted for $91,000 of the change as this expense increased 39.6%, from $230,000 for the three months ended March 31, 2009 to $321,000 for the three months ended March 31, 2010 due primarily to increased staff as the Company expanded its operations, including the new subsidiaries and branch banking office.  Occupancy and equipment expense accounted for $22,000 of the change as this expense increased 95.7%, from $23,000 for the three months ended March 31, 2009 to $45,000 for the three month ended March 31, 2010.  This quarter over quarter increase was primarily attributable to the costs associated with the building on Union Boulevard in Allentown, Pennsylvania, which was acquired late in the second quarter of 2009 to serve as the offices for Quaint Oak Bank’s mortgage banking, abstract tile and real estate sales subsidiaries and branch banking office.  FDIC deposit insurance assessment expense increased $20,000, or 111.1%, from $18,000 for the year three months ended March 31, 2009 to $38,000 for the three months ended March 31, 2010. This increase was due to an increase in the regular quarterly assessment, due to an increase in deposits and the assessment multiplier.  The other expense category increased $34,000, or 130.8%, from $26,000 for the three months ended March 31, 2009 to $60,000 for the three months ended March 31, 2010 due primarily to expenses incurred with respect to the new subsidiaries and branch banking office. Also contributing to the quarter over quarter increase was an $8,000 increase in  other real estate owned expenses.  Offsetting these increases was an $18,000 decrease in directors’ fees and expenses and an $8,000 decrease in professional fees.

Provision for Income Tax.  The provision for income tax increased $8,000 from $90,000 for the three months ended March 31, 2009 to $98,000 for the three months ended March 31, 2010 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.0% and 39.6% for three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2010, the Company's cash and cash equivalents amounted to $6.9 million.  At such date, the Company also had $2.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2010, Quaint Oak Bank had outstanding commitments to originate loans of $263,000 and commitments under unused lines of credit of $3.6 million.

At March 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $39.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March 31, 2010, we had $6.9 million of advances from the Federal Home Loan Bank of Pittsburgh and had $44.7 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at March 31, 2010.

Our stockholders’ equity amounted to $16.5 million at March 31, 2010, a decrease of $837,000 from December 31, 2009. Contributing to the decrease was the purchase of 109,700 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase program, as well as other private transactions, for an aggregate purchase price of $1.0 million, and dividends paid of $33,000.  These decreases were offset by $153,000 of net income for the three months ended March 31, 2010, $30,000 amortization of stock awards and options under our stock compensation plans, $17,000 related to common stock earned by participants in the employee stock ownership plan, and $3,000 of accumulated other comprehensive income.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2010, Quaint Oak Bank exceeded each of its capital requirements with ratios of 14.54%, 21.07% and 22.34%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2010, we had unfunded commitments under lines of credit of $3.6 million and $263,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2010 – January 31, 2010	-	$-	-	49,949

February 1, 2010 – February 28, 2010	15,800	8.77	15,800	34,149

March 1, 2010 – March 31, 2010	93,900	9.25	26,900	7,249
Total	109,700	$9.18	42,600	7,249

Notes to this table:

(1)	Certain shares were acquired during the quarter as a result of privately negotiated transactions.
(2)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.  On March 11, 2010, the Company announced by press release a second repurchase program to repurchase up to an additional 69,431 shares, or approximately 5.5% of the Company's current outstanding shares of common stock as of March 11, 2010. The Company will commence this second stock repurchase program upon the completion of its prior repurchase program which has 7,249 shares remaining to be purchased as of March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2010	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

		By:	/s/John J. Augustine
Date:	May 14, 2010		John J. Augustine
Chief Financial Officer