Form 10-Q
period 2010-06-30
QUAINT OAK BANCORP INC
filed 2010-08-16
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 12, 2010, 1,146,436 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

 Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2010	2009
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$ 417	$ 582
Due from banks, interest-bearing	7,331	4,838
Cash and cash equivalents	7,748	5,420
Investment in interest-earning time deposits	4,182	3,153
Investment securities available for sale, at fair value (cost-2010 $2,514; 2009
$1,001)	2,529	1,002
Mortgage-backed securities held to maturity (fair value-2010 $7,193; 2009 $8,142)	6,666	7,731
Loans receivable, net of allowance for loan losses
2010 $892; 2009 $835	75,310	72,728
Accrued interest receivable	373	397
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	1,083	1,092
Other real estate owned	938	913
Prepaid expenses and other assets	655	704
Total Assets	$100,281	$93,937

Liabilities and Stockholders’ Equity

Liabilities
Deposits, interest-bearing	$75,981	$68,252
Federal Home Loan Bank advances	6,350	6,850
Other borrowings	433	442
Accrued interest payable	105	117
Advances from borrowers for taxes and insurance	706	763
Accrued expenses and other liabilities	196	127
Total Liabilities	83,771	76,551

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued and 1,168,936 and 1,299,712 outstanding at June 30, 2010 and December 31, 2009, respectively	14	14
Additional paid-in capital	13,420	13,442
Treasury stock, at cost: 2010 219,689 shares; 2009 88,913 shares	(1,937)	(735)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(848)	(883)
Recognition & Retention Plan Trust (RRP)	(360)	(440)
Accumulated other comprehensive income	10	1
Retained earnings	6,211	5,987
Total Stockholders' Equity	16,510	17,386

Total Liabilities and Stockholders’ Equity	$100,281	$93,937

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

 Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income	(In thousands, except for share data)
Loans receivable, including fees	$1,200	$1,212	$2,388	$2,405
Short-term investments and investment securities	126	153	245	316
Total Interest Income	1,326	1,365	2,633	2,721

Interest Expense
Deposits	417	572	832	1,120
Federal Home Loan Bank and other borrowings	67	74	140	152
Total Interest Expense	484	646	972	1,272

Net Interest Income	842	719	1,661	1,449

Provision for Loan Losses	28	23	57	85

Net Interest Income after Provision for Loan Losses	814	696	1,604	1,364

Non-Interest Income
Mortgage banking fees	61	-	100	-
Other fees and services charges	11	24	23	44
Other	4	-	24	-
Total Non-Interest Income	76	24	147	44

Non-Interest Expense
Salaries and employee benefits	337	242	658	472
Directors' fees and expenses	52	63	104	133
Occupancy and equipment	38	23	83	46
Professional fees	95	109	181	203
FDIC deposit insurance assessment	38	65	76	83
Other real estate owned expense	18	73	26	73
Advertising	19	3	29	6
Other	61	39	111	62
Total Non-Interest Expense	658	617	1,268	1,078

Income before Income Taxes	232	103	483	330

Income Taxes	93	41	191	131

Net Income	$139	$62	$292	$199

Earnings per share - basic	$0.13	$0.05	$0.27	$0.17
Average shares outstanding - basic	1,042,956	1,167,861	1,083,942	1,178503
Earnings per share - diluted	$0.13	$0.05	$0.27	$0.17
Average shares outstanding - diluted	1,047,902	1,172,715	1,089,524	1,183,370

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

 Consolidated Statements of Stockholders' Equity (Unaudited)

Six Months Ended June 30, 2010
(In thousands, except share data)	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

BALANCE – DECEMBER 31, 2009	1,299,712	$ 14	$ 13,442	$ (735)	$ (1,323)	$ 1	$ 5,987	$ 17,386
Common stock allocated by ESOP			(1)		35			34

Treasury stock purchased	(130,776)			(1,202)				(1,202)

Stock based compensation expense			59					59

Release of vested common stock by the Recognition and Retention Plan Trust (8,529 shares)			(80)		80			-

Cash dividends declared ($0.055 per share)							(68)	(68)

Net income							292	292

Unrealized gain on securities, net of deferred taxes						9		9

Comprehensive Income								$ 301

BALANCE – June 30, 2010	1,168,936	$ 14	$ 13,420	$ (1,937)	$ (1,208)	$ 10	$ 6,211	$ 16,510

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

 Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended
June 30,
2010	2009
Cash Flows from Operating Activities	(In Thousands)
Net income	$292	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	85
Depreciation expense	27	14
Net accretion of securities discounts	(5)	(4)
Amortization of deferred loan fees and costs	5	(12)
Deferred income tax	-	3
Stock-based compensation expense	93	89
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	24	(43)
Prepaid expenses and other assets	44	(189)
Accrued interest payable	(12)	-
Accrued expenses and other liabilities	69	16
Net Cash Provided by Operating Activities	594	158
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(1,029)	862
Purchase of investment securities available for sale	(2,012)	-
Proceeds from calls of investment securities available for sale	500	1,750
Principal payments received on mortgage-backed securities held to maturity	1,069	951
Net increase in loans receivable	(2,644)	(2,292)
Capitalized expenditures on other real estate owned	(25)	-
Purchase of premises and equipment	(18)	(1,029)
Net Cash (Used in) Provided by Investing Activities	(4,159)	242
Cash Flows from Financing Activities
Net increase in deposits	7,729	9,496
Decrease in Federal Home Loan Bank advances	(500)	(3,550)
Increase in other borrowings	-	450
Repayment of other borrowings	(9)	-
Dividends paid	(68)	(67)
Purchase of treasury stock	(1,202)	(373)
Decrease in advances from borrowers for taxes and insurance	(57)	(11)
Net Cash Provided by Financing Activities	5,893	5,945
Net Increase in Cash and Cash Equivalents	2,328	6,345
Cash and Cash Equivalents – Beginning of Period	5,420	1,035
Cash and Cash Equivalents – End of Period	$7,748	$7,380

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$984	$1,271
Cash payments for income taxes	$180	$210
Transfer of loans to other real estate owned	$-	$208

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation. On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank.  All significant intercompany balances and transactions have been eliminated.  At June 30, 2010, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2009 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2009 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

At June 30, 2010, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three and six months ended June 30, 2010, the only components of comprehensive income were net income and unrealized gains, net of tax, on available for sale securities.  Unrealized holding gains were $3,000 and $6,000, net of tax, for the three and six months ended June 30, 2010, respectively.  The Company had no items of other comprehensive income (loss) for the three months and six months ended June 30, 2009.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three and six months ended June 30, 2010 and June 30, 2009, all outstanding stock options (107,570 and 108,311 options, respectively) were antidilutive.

Cash and Cash Equivalents.  Cash and cash equivalents include non-interest and interest-earning demand deposits and money market accounts with various commercial financial institutions, all of which mature within ninety days.

 Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in FASB Accounting Standards Codification (Codification) Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables . The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Company adopted this guidance effective July 1, 2010. The adoption is not expected to have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at June 30, 2010 and December 31, 2009 are summarized below (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$1,250	$11	$-	$1,261
Short-term bond funds	1,264	4	-	1,268
	$2,514	$15	$-	$2,529

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$499	$-	$(1)	$498
Short-term bond funds	502	2	-	504
	$1,001	$2	$(1)	$1,002

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at June 30, 2010 and December 31, 2009 are summarized below (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$3,537	$287	$-	$3,824
FHLMC pass-through certificates	3,129	240	-	3,369
	$6,666	$527	$-	$7,193

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,071	$211	$-	$4,282
FHLMC pass-through certificates	3,660	200	-	3,860
	$7,731	$411	$-	$8,142

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Real estate loans:
One-to four-family residential:
Owner occupied	$14,930	$15,388
Non-owner occupied	26,205	25,133
Total one-to-four family residential	41,135	40,521

Multi-family residential	3,335	3,127
Commercial real estate	19,231	18,617
Construction	4,146	3,536
Commercial lines of credit	1,761	1,197
Home equity loans	6,480	6,445
Total real estate loans	76,088	73,443

Auto loans	86	78
Loans secured by deposits	12	13
Total loans	76,186	73,534

Deferred loan fees and costs	16	29
Allowance for loan losses	(892)	(835)
Net loans	$75,310	$72,728

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Balance, beginning of the year	$835	$689
Provision for loan losses	57	85
Charge-offs	-	(12)
Recoveries	-	-
(Charge-offs)/recoveries, net	-	(12)

Balance, end of period	$892	$762

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2010	December 31, 2009
Passbook savings accounts	$3,259	$3,277
Statement savings accounts	6,662	6,508
eSavings accounts	1,783	1,978
Certificates of deposit	64,277	56,489
Total deposits	$75,981	$68,252

Note 6 – Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2010 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,750	3.51%
13 to 24 months	1,800	3.83%
25 to 36 months	1,800	4.09%
37 to 48 months	1,000	4.32%
Total	$6,350	3.89%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and branch banking office.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $433,000 and $442,000 at June 30, 2010 and December 31, 2009, respectively.

Note 7 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company’s then outstanding common stock in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and six months ended June 30, 2010, the Company recognized $17,000 and $34,000 of ESOP expense, respectively. During the three months and six months ended June 30, 2009, the Company recognized $15,000 and $29,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to the forfeiture of shares by former employees in addition to unawarded shares, as of June 30, 2010, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2010 and 2009, awards totaling 8,529 shares and 8,588 shares, respectively, vested and were released from the RRP trust.

A summary of the status of the shares under the RRP as of June 30, 2010 and 2009 and changes during the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	34,498	$9.05	43,324	$9.05
Granted	--	--	--	--
Vested	(8,529)	9.05	(8,588)	9.05
Forfeited	--	--	--	--
Unvested at the end of the period	25,969	$9.05	34,736	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended June 30, 2010 and 2009, $19,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 was recognized during each of these periods.  During the six months ended June 30, 2010 and 2009, $38,000 and $39,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $13,000 was recognized during each of these periods.  As of June 30, 2010, approximately $225,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of June 30, 2010, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of June 30, 2010 and 2009 and changes during the six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010		June 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,718	$10.00	108,311	$10.00	8.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	(148)	--	--	--	--
Outstanding at the end of the period	107,570	$10.00	108,311	$10.00	7.9
Exercisable at the end of the period	42,666	$10.00	21,481	$10.00	7.9

During the three months and six months ended June 30, 2010 and June 30, 2009, approximately $10,000 and $21,000, respectively for both years, was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 and $4,000, respectively, was recognized during these periods.  As of June 30, 2010, approximately $121,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 2.9 years.

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

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such circumstances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the balances of assets presented at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,261	$-	$1,261	$-
Short-term bond funds	1,268	-	1,268	-
	$2,529	$-	$2,529	$-

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$498	$-	$498	$-
Short-term bond funds	504	-	504	-
	$1,002	$-	$1,002	$-

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$938	$-	$-	$938

Impaired loans	$268	$-	$-	$268

	December 31, 2009
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$913	$-	$-	$913

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property, net of selling costs.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

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

Investment and Mortgage-Backed Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the

Quaint Oak Bancorp, Inc.

 Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Investment and Mortgage-Backed Securities (Continued)

industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., passbook savings, statement savings and eSavings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$7,748	$7,748	$5,420	$5,420
Investment in interest-earning time deposits	4,182	4,192	3,153	3,157
Investment securities available for sale	2,259	2,259	1,002	1,002
Mortgage-backed securities held to maturity	6,666	7,193	7,731	8,142
Loans receivable, net	75,310	77,122	72,728	74,175
Investment in FHLB stock	797	797	797	797
Accrued interest receivable	373	373	397	397

Liabilities:
Deposits	75,981	76,578	68,252	68,917
FHLB advances, long-term	4,600	4,886	5,600	5,854
FHLB advances, short-term	1,750	1,750	1,250	1,250
Other borrowings	433	433	442	442
Accrued interest payable	105	105	117	117

Off-balance sheet financial instruments	--	--	--	--

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, professional fees, FDIC deposit insurance assessment and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At June 30, 2010 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total Assets. The Company’s total assets at June 30, 2010 were $100.3 million, an increase of $6.3 million, or 6.8%, from $93.9 million at December 31, 2009.  This increase was primarily due to growth in loans receivable, net of the allowance for loan losses, of $2.6 million, cash and cash equivalents of $2.3 million, investment securities available for sale of $1.5 million, and investment in interest-earning time deposits of $1.0 million.  Offsetting these increases were principal payments from mortgage-backed securities held to maturity of $1.1 million.  Asset growth for the six months ended June 30, 2010 was funded by a $7.7 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.3 million, or 43.0%, from $5.4 million at December 31, 2009 to $7.7 million at June 30, 2010 as principal payments on mortgage-backed securities held to maturity, calls of investment securities available for sale, increases in deposits and excess liquidity, were invested in liquid money market accounts.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $1.0 million, or 32.6%, from $3.2 million at December 31, 2009 to $4.2 million at June 30, 2010 as the Company used this investment vehicle to compliment its investment securities portfolio.

Investment Securities.  Investment securities available for sale increased $1.5 million, or 152.4%, from $1.0 million at December 31, 2009 to $2.5 million at June 30, 2010.  During this same period, mortgage-backed securities held to maturity decreased $1.1 million, or 13.8%, from $7.7 million to $6.7 million due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $2.6 million, or 3.6%, to $75.3 million at June 30, 2010 from $72.7 million at December 31, 2009.  Increases within the portfolio occurred in the residential mortgage one-to-four family non-owner occupied loans which grew $1.1 million, or 4.3%, commercial real estate category which increased $614,000, or 3.3%, construction loans which increased $610,000, or 17.3%, commercial lines of credit which increased $564,000, or 47.1%, multi-family residential loans which increased $208,000, or 6.7%, and  home equity loans which grew $35,000, or 0.5%, as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by a decrease of $458,000, or 3.0%, of residential mortgage one-to-four family owner occupied loans.  The decrease in this loan category is attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $7.7 million, or 11.3%, to $76.0 million at June 30, 2010 from $68.3 million at December 31, 2009.  This increase was attributable to increases of $7.8 million in certificates of deposit and $154,000 in statement savings accounts, offset by decreases of $195,000 in eSavings accounts and $18,000 in passbook savings accounts.  The increase in certificates of deposit was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $500,000 from $6.9 million at December 31, 2009 to $6.4 million at June 30, 2010 as the Company used excess liquidity to pay-down Federal Home Loan Bank advances.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank’s new subsidiaries which began operation in July 2009 and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures in five years on July 1, 2014 and is amortizing over 180 months. The balance on the loan at June 30, 2010 was $433,000.

Stockholders’ Equity.  Total stockholders’ equity decreased $876,000 to $16.5 million at June 30, 2010 from $17.4 million at December 31, 2009.  Contributing to the decrease was the purchase of 130,776 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases, for an aggregate purchase price of $1.2 million, and dividends paid of $68,000.  These decreases were offset by $292,000 of net income for the six months ended June 30, 2010, $59,000 amortization of stock awards and options under our stock compensation plans, $34,000 related to common stock earned by participants in the employee stock ownership plan, and $9,000 of accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General.  Net income amounted to $139,000 for the three months ended June 30, 2010, an increase of $77,000, or 124.2%, compared to net income of $62,000 for the same period in 2009. The increase in net income on a comparative quarterly basis was primarily the result of increases in net interest income of $123,000 and non-interest income of $52,000, which were offset by increases in the provision for income taxes of $52,000, non-interest expense of $41,000 and the provision for loan losses of $5,000.

Net Interest Income.  Net interest income increased $123,000, or 17.1%, to $842,000 for the three months ended June 30, 2010 from $719,000 for the comparable period in 2009.  The increase was driven by a $162,000, or 25.1%, decrease in interest expense, offset by a $39,000, or 2.9%, decrease in interest income.

Interest Income.  Interest income decreased $39,000, or 2.9%, to $1.3 million for the three months ended June 30, 2010 from $1.4 million for the three months ended June 30, 2009.  The decrease resulted primarily from a 53 basis point decrease in the yield on interest earning assets to 5.65% for the three months ended June 30, 2010 from 6.18% for the three months ended June 30, 2009, which had the effect of decreasing interest income by $78,000.  Contributing to the decrease in yield for the quarter ended June 30, 2010 was the reversal of $31,000 of accrued interest income on loans placed on non-accrual status during the quarter.  This decrease in interest income due to the yield decrease was offset by a $5.5 million increase in average interest-earning assets from $88.4 million at June 30, 2009 to $93.9 million at June 30, 2010, which had the effect of increasing interest income by $39,000.  The 53 basis point decrease in the overall yield on interest earning assets was consistent with the decrease in market interest rates from June 2009 to June 2010.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average short-term investments and investment securities of $6.2 million and average net loans receivable of $1.4 million, offset by a decrease in average mortgage-backed securities of $2.1 million.  The increase in average short-term investments and investment securities and average net loans receivable was primarily funded by the $7.0 million increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $162,000, or 25.1%, to $484,000 for the three months ended June 30, 2010 compared to $646,000 for the three months ended June 30, 2009.  The decrease was primarily attributable to a 107 basis point decrease in the overall cost of interest-bearing liabilities to 2.41% for the three months ended June 30, 2010 from 3.48% for the three months ended June 30, 2009, which had the effect of decreasing interest expense by $206,000.  The decrease in rates was consistent with the decrease in market interest rates from June 2009 to June 2010.  This decrease in interest expense due to rate was offset by a $6.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $44,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $4.8 million, average statement savings accounts of $1.4 million, average eSavings accounts of $766,000, and average other borrowings of $429,000.  The increase in average certificates of deposit was due to customer interest in higher yielding secure investments.  These increases were offset by the decrease in average FHLB advances of $1.3 million as these advances were paid down.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$12,919	$44	1.36%	$6,681	$44	2.63%
Mortgage-backed securities	6,943	82	4.72	9,098	109	4.79
Loans receivable, net (1)	74,024	1,200	6.48	72,623	1,212	6.68
Total interest-earning assets	93,886	1,326	5.65%	88,402	1,365	6.18%
Non-interest-earning assets	3,841			3,855
Total assets	$97,727			$92,257
Interest-bearing liabilities:
Passbook accounts	$3,263	5	0.61%	$3,287	8	0.97%
Statement savings accounts	6,645	18	1.08	5,197	30	2.31
eSavings accounts	1,843	6	1.30	1,077	6	2.23
Certificate of deposit accounts	61,694	388	2.52	56,885	528	3.71
Total deposits	73,445	417	2.27	66,446	572	3.44
FHLB advances	6,489	61	3.76	7,781	74	3.80
Other borrowings	434	6	5.53	5	-	-
Total interest-bearing liabilities	80,368	484	2.41%	74,232	646	3.48%
Non-interest-bearing liabilities	816			771
Total liabilities	81,184			75,003
Stockholders’ Equity	16,543			17,254
Total liabilities and Stockholders’ Equity	$97,727			$92,257
Net interest-earning assets	$13,518			$14,170
Net interest income; average interest rate spread		$842	3.24%		$719	2.70%
Net interest margin (2)			3.59%			3.25%
Average interest-earning assets to average interest-bearing liabilities			116.82%			119.09%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $5,000, from $23,000 for the quarter ended June 30, 2009 to $28,000 for the same period in 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2010.  Non-performing loans amounted to $2.5 million, or 3.27% of net loans receivable at June 30, 2010, consisting of nineteen loans, seventeen of which are on non-accrual status and two of which are 90 days or more past due and accruing interest.  This compares to eleven non-performing loans totaling $925,000, or 1.27% of net loans receivable at December 31, 2009.  The non-performing loans at June 30, 2010 include twelve one-to-four family non-owner occupied residential loans, four one-to-four family owner occupied residential loans, and three home equity loans, and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended June 30, 2010, eight loans were placed on non-accrual status resulting in the reversal of $31,000 of previously accrued interest income. In July 2010, a one-to-four family non-owner occupied residential loan for $60,000 was placed back on accrual status resulting in the receipt of approximately $2,000 of previously reversed and past due interest.  Also in July 2010, the collateral property underlying a one-to-four family non-owner occupied residential loan in the amount of $260,000, previously classified as non-accrual, was acquired as real estate owned at a fair value of approximately $260,000.

Not included in non-performing loans are performing troubled debt restructurings which totaled $648,000 at June 30, 2010 compared to $1.5 million at December 31, 2009.  The allowance for loan losses as a percent of total loans receivable was 1.17% at June 30, 2010 and 1.14% at December 31, 2009.   Other real estate owned was $938,000 at June 30, 2010 compared to $913,000 at December 31, 2009.  Non-performing assets amounted to $3.4 million, or 3.39% of total assets at June 30, 2010 compared to $1.8 million, or 1.96% of total assets at December 31, 2009.

Non-Interest Income.  Non-interest income increased $52,000, or 216.7%, for the three months ended June 30, 2010 over the comparable period in 2009 due primarily to the fees generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries which began operation in July of 2009.

Non-Interest Expense. Non-interest expense increased $41,000, or 6.6%, from $617,000 for the three months ended June 30, 2009 to $658,000 for the three months ended June 30, 2010.  Salaries and employee benefits expense accounted for $95,000 of the change as this expense increased 39.3%, from $242,000 for the three months ended June 30, 2009 to $337,000 for the three months ended June 30, 2010, due primarily to increased staff as the Company expanded its operations, including the new subsidiaries and branch banking office.  The other expense category increased $22,000, or 56.4%, from $39,000 for the three months ended June 30, 2009 to $61,000 for the three months ended June 30, 2010, due primarily to expenses incurred with respect to the new subsidiaries and branch banking office.  Advertising accounted for $16,000 of the change as this expense increased from $3,000 for the three months ended June 30, 2009 to $19,000 for the three months ended June 30, 2010, due primarily to increased marketing of the new subsidiaries and branch banking office.  Occupancy and equipment expense accounted for $15,000 of the change as this expense increased 65.2%, from $23,000 for the three months ended June 30, 2009 to $38,000 for the three months ended June 30, 2010.  This quarter over quarter increase was primarily attributable to the costs associated with the building on Union Boulevard in Allentown, Pennsylvania, which was acquired late in the second quarter of 2009 to serve as the offices for Quaint Oak Bank’s mortgage banking, abstract title and real estate sales subsidiaries and branch banking office.  Offsetting these increases was a decrease in other real estate owned expense which declined $55,000, or 75.3%, from $73,000 for the three months ended June 30, 2009 to $18,000 for the three months ended June 30, 2010, as costs were incurred in the second quarter of 2009 on the Bank’s three foreclosed properties to prepare them for resale.  FDIC deposit insurance assessment also decreased $27,000, or 41.5%, from $65,000 for the three months ended June 30, 2009 to $38,000 for the three months ended June 30, 2010, due primarily to a special assessment by the FDIC on all insured institutions in the second quarter of 2009.  Also offsetting the increases in non-interest expense was a $14,000, or 12.8%, decrease in professional fees, and an $11,000, or 17.5%, decrease in directors’ fees and expenses.

Provision for Income Tax.  The provision for income tax increased $52,000 from $41,000 for the three months ended June 30, 2009 to $93,000 for the three months ended June 30, 2010 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 40.1% and 39.8% for three months ended June 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General.  Net income amounted to $292,000 for the six months ended June 30, 2010, an increase of $93,000, or 46.7%, compared to net income of $199,000 for the same period in 2009. The increase in net income on a period over period basis was primarily the result of increases in net interest income of $212,000 and non-interest income of $103,000 and a decrease in the provision for loan losses of $28,000, offset by an increase in non-interest expense of $190,000 and the provision for income taxes of $60,000.

Net Interest Income.  Net interest income increased $212,000 or 14.6%, to $1.7 million for the six months ended June 30, 2010 from $1.4 million for the comparable period in 2009.  The increase was driven by a $300,000, or 23.6%, decrease in interest expense, offset by an $88,000, or 3.2%, decrease in interest income.

Interest Income.  Interest income decreased $88,000, or 3.2%, to $2.6 million for the six months ended June 30, 2010 from $2.7 million for the six months ended June 30, 2009.  The decrease resulted primarily from a 47 basis point decrease in the yield on interest earning assets to 5.74% for the six months ended June 30, 2010 from 6.21% for the six months ended June 30, 2009, which had the effect of decreasing interest income by $152,000.  Contributing to the decrease in yield for the quarter ended June 30, 2010 was the reversal of $66,000 of accrued interest income on loans placed on non-accrual status during the quarter.  This decrease in interest income due to the yield decrease was offset by a $4.0 million increase in average interest-earning assets from $87.7 million at June 30, 2009 to $91.7 million at June 30, 2010, which had the effect of increasing interest income by $64,000.  The 47 basis point decrease in the overall yield on interest earning assets was consistent with the decrease in market interest rates from June 2009 to June 2010.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average short-term investments and investment securities of $4.6 million and average net loans receivable of $1.5 million, offset by a decrease in average mortgage-backed securities of $2.2 million.  The increase in average short-term investments and investment securities and average net loans receivable was primarily funded by the $7.1 million increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $300,000, or 23.6%, to $972,000 for the six months ended June 30, 2010 compared to $1.3 million for the six months ended June 30, 2009.  The decrease was primarily attributable to a 101 basis point decrease in the overall cost of interest-bearing liabilities to 2.48% for the six months ended June 30, 2010 from 3.49% for the six months ended June  30, 2009, which had the effect of decreasing interest expense by $382,000.  The decrease in rates was consistent with the decrease in market interest rates from June 2009 to June 2010.  This decrease in interest expense due to rate was offset by a $5.6 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $82,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $4.9 million, average statement savings accounts of $1.4 million, average eSavings accounts of $924,000, and average other borrowings of $435,000.  The increase in average certificates of deposit was due to customer interest in higher yielding secure investments.  These increases were offset by the decrease in average FHLB advances of $1.9 million as these advances were paid down.

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

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$11,170	$74	1.32%	$6,540	$91	2.78%
Mortgage-backed securities	7,197	171	4.75	9,364	225	4.81
Loans receivable, net (1)	73,327	2,388	6.51	71,787	2,405	6.70
Total interest-earning assets	91,694	2,633	5.74%	87,691	2,721	6.21%
Non-interest-earning assets	4,586			3,298
Total assets	$96,280			$90,989
Interest-bearing liabilities:
Passbook accounts	$3,279	11	0.67%	$3,327	17	1.02%
Statement savings accounts	6,597	38	1.15	5,208	54	2.07
eSavings accounts	1,892	12	1.27	968	10	2.07
Certificate of deposit accounts	59,658	771	2.58	54,780	1,039	3.79
Total deposits	71,426	832	2.33	64,283	1,120	3.48
FHLB advances	6,667	127	3.81	8,602	152	3.53
Other borrowings	437	13	5.95	2	-	-
Total interest-bearing liabilities	78,530	972	2.48%	72,887	1,272	3.49%
Non-interest-bearing liabilities	855			802
Total liabilities	79,385			73,689
Stockholders’ Equity	16,895			17,300
Total liabilities and Stockholders’ Equity	$96,280			$90,989
Net interest-earning assets	$13,164			$14,804
Net interest income; average interest rate spread		$1,661	3.26%		$1,449	2.72%
Net interest margin (2)			3.62%			3.30%
Average interest-earning assets to average interest-bearing liabilities			116.76%			120.31%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $28,000 from $85,000 for the six months ended June 30, 2009 to $57,000 for the same period in 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2010.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2010.”

Non-Interest Income.  Non-interest income increased $103,000, or 234.1%, for the six months ended June 30, 2010 over the comparable period in 2009 due primarily to the fees generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries which began operation in July of 2009.

Non-Interest Expense. Non-interest expense increased $190,000, or 17.6%, from $1.1 million for the six months ended June 30, 2009 to $1.3 million for the six months ended June 30, 2010.  Salaries and employee benefits expense accounted for $186,000 of the change as this expense increased 39.4%, from $472,000 for the six months ended June 30, 2009 to $658,000 for the six months ended June 30, 2010, due primarily to increased staff as the Company expanded its operations, including the new subsidiaries and branch banking office.  The other expense category increased $49,000, or 79.0%, from

 $62,000 for the six months ended June 30, 2009 to $111,000 for the six months ended June 30, 2010, due primarily to expenses incurred with respect to the new subsidiaries and branch banking office.  Occupancy and equipment expense accounted for $37,000 of the change as this expense increased 80.4%, from $46,000 for the six months ended June 30, 2009 to $83,000 for the six months ended June 30, 2010.  This period over period increase was primarily attributable to the costs associated with the building on Union Boulevard in Allentown, Pennsylvania, which was acquired late in the second quarter of 2009 to serve as the offices for Quaint Oak Bank’s mortgage banking, abstract title and real estate sales subsidiaries and branch banking office.  Advertising accounted for $23,000 of the change as this expense increased 383.3%, from $6,000 for the six months ended June 30, 2009 to $29,000 for the six months ended June 30, 2010, due primarily to increased marketing of the new subsidiaries and branch banking office.  Offsetting these increases was a decrease in other real estate owned expense which declined $47,000, or 64.4%, from $73,000 for the six months ended June 30, 2009 to $26,000 for the six months ended June 30, 2010, as costs were incurred in the second quarter of 2009 on the Bank’s three foreclosed properties to prepare them for resale.  Also offsetting the increases in non-interest expense was a $29,000, or 21.8%, decrease in directors’ fees and expenses, $22,000, or 10.8%, decrease in professional fees, and a $7,000, or 8.4%, decrease in FDIC deposit insurance assessment.

Provision for Income Tax.  The provision for income tax increased $60,000 from $131,000 for the six months ended June 30, 2009 to $191,000 for the six months ended June 30, 2010 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.5% and 39.7% for six months ended June 30, 2010 and 2009, respectively

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2010, the Company's cash and cash equivalents amounted to $7.7 million.  At such date, the Company also had $4.0 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2010, Quaint Oak Bank had outstanding commitments to originate loans of $40,000 and commitments under unused lines of credit of $3.2 million.

At June 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $40.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2010, we had $6.4 million of advances from the Federal Home Loan Bank of Pittsburgh and had $45.1 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank of Pittsburgh to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at June 30, 2010.

Our stockholders’ equity amounted to $16.5 million at June 30, 2010, a decrease of $876,000 from December 31, 2009. Contributing to the decrease was the purchase of 130,776 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase program, as well as other private repurchases, for an aggregate purchase price of $1.2 million, and dividends paid of $68,000.  These decreases were offset by $292,000 of net income for the six months ended June 30, 2010, $59,000 amortization of stock awards and options under our stock compensation plans, $34,000 related to common stock earned by participants in the employee stock ownership plan, and $9,000 of accumulated other comprehensive income.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2010, Quaint Oak Bank exceeded each of its capital requirements with ratios of 14.16%, 20.51% and 21.79%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2010, we had unfunded commitments under lines of credit of $3.2 million and $40,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2010 – April 30, 2010	-	$-	-	7,249
May 1, 2010 – May 31, 2010	20,576	9.25	20,576	56,104
June 1, 2010 – June 30, 2010	500	9.30	500	55,604
Total	21,076	$9.25	21,076	55,604

Notes to this table:

(1)
On June 12, 2008 the Company announced by press release its first stock repurchase program to repurchase 138,862 shares, or 10% of its outstanding common stock over a two-year period. The program became effective July 5, 2008.  On March 11, 2010, the Company announced by press release a second repurchase program to repurchase up to an additional 69,431 shares, or approximately 5.5% of the Company's current outstanding shares of common stock as of March 11, 2010. The Company commenced this second stock repurchase program on April 29, 2010 upon the completion of its prior repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 16, 2010	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	August 16, 2010	/s/John J. Augustine
John J. Augustine
Chief Financial Officer