Form 10-Q
period 2010-09-30
QUAINT OAK BANCORP INC
filed 2010-11-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 12, 2010, 1,102,336 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2010	2009
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$537	$582
Due from banks, interest-bearing	6,525	4,838
Cash and cash equivalents	7,062	5,420
Investment in interest-earning time deposits	6,762	3,153
Investment securities available for sale, at fair value (cost-2010 $3,277; 2009 $1,001	3,307	1,002
Mortgage-backed securities held to maturity (fair value-2010 $6,643; 2009 $8,142)	6,186	7,731
Loans receivable, net of allowance for loan losses
(2010 $921; 2009 $835)	74,777	72,728
Accrued interest receivable	422	397
Investment in Federal Home Loan Bank stock, at cost	797	797
Premises and equipment, net	1,076	1,092
Other real estate owned	1,198	913
Prepaid expenses and other assets	611	704
Total Assets	$102,198	$93,937

Liabilities and Stockholders’ Equity

Liabilities
Deposits, interest-bearing	$79,139	$68,252
Federal Home Loan Bank advances	5,600	6,850
Other borrowings	428	442
Accrued interest payable	103	117
Advances from borrowers for taxes and insurance	479	763
Accrued expenses and other liabilities	252	127
Total Liabilities	86,001	76,551

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued; 1,112,336 and 1,299,712 outstanding at September 30, 2010 and December 31, 2009, respectively	14	14
Additional paid-in capital	13,448	13,442
Treasury stock, at cost: 2010 276,289 shares; 2009 88,913 shares	(2,443)	(735)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(831)	(883)
Recognition & Retention Plan Trust (RRP)	(360)	(440)
Accumulated other comprehensive income	20	1
Retained earnings	6,349	5,987
Total Stockholders' Equity	16,197	17,386

Total Liabilities and Stockholders’ Equity	$102,198	$93,937

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income		(In thousands, except for share data)
Loans receivable, including fees	$1,290	$1,232	$3,678	$3,637
Short-term investments and investment securities	131	128	376	444
Total Interest Income	1,421	1,360	4,054	4,081

Interest Expense
Deposits	427	538	1,259	1,658
Federal Home Loan Bank and other borrowings	67	75	207	227
Total Interest Expense	494	613	1,466	1,885

Net Interest Income	927	747	2,588	2,196

Provision for Loan Losses	29	44	86	129

Net Interest Income after Provision for Loan Losses	898	703	2,502	2,067

Non-Interest Income
Mortgage banking fees	71	39	171	39
Other fees and services charges	13	10	36	54
Other	5	15	29	15
Total Non-Interest Income	89	64	236	108

Non-Interest Expense
Salaries and employee benefits	347	265	1,005	737
Directors' fees and expenses	51	63	155	196
Occupancy and equipment	49	41	139	87
Professional fees	84	58	265	261
FDIC deposit insurance assessment	38	48	114	131
Other real estate owned expense	72	24	98	97
Advertising	15	3	44	9
Other	46	37	150	99
Total Non-Interest Expense	702	539	1,970	1,617

Income before Income Taxes	285	228	768	558

Income Taxes	112	89	303	220

Net Income	$173	$139	$465	$338

Earnings per share - basic	$0.17	$0.12	$0.44	$0.29
Average shares outstanding - basic	1,014,681	1,158,177	1,060,602	1,171,563
Earnings per share - diluted	$0.17	$0.12	$0.44	$0.29
Average shares outstanding - diluted	1,016,299	1,158,427	1,064,789	1,171,824

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2010

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
(In thousands, except share	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
data)	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
BALANCE – DECEMBER 31, 2009	1,299,712	$ 14	$ 13,442	$ (735)	$ (1,323)	$ 1	$ 5,987	$ 17,386
Common stock allocated by ESOP			(2)		52			50

Treasury stock purchased	(187,376)			(1,708)				(1,708)

Stock based compensation expense			88					88

Release of vested common stock by the Recognition and Retention Plan Trust (8,529 shares)			(80)		80			-

Cash dividends declared ($0.085 per share)							(103)	(103)

Net income							465	465

Unrealized gain on investment securities available for sale, net of deferred taxes						19		19

Comprehensive Income								$ 484

BALANCE – September 30, 2010	1,112,336	$ 14	$ 13,448	$ (2,443)	$ (1,191)	$ 20	$ 6,349	$ 16,197

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$465	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	86	129
Provision for other real estate losses	-	9
Depreciation expense	41	26
Net accretion of securities discounts	(7)	(6)
Amortization of deferred loan fees and costs	7	(10)
Deferred income tax	-	3
Stock-based compensation expense	138	134
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(25)	(52)
Prepaid expenses and other assets	84	(56)
Accrued interest payable	(14)	(9)
Accrued expenses and other liabilities	125	50
Net Cash Provided by Operating Activities	900	556
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(3,609)	101
Purchase of investment securities available for sale	(2,775)	-
Proceeds from calls of investment securities available for sale	500	2,000
Principal payments received on mortgage-backed securities held to maturity	1,550	1,477
Net increase in loans receivable	(2,402)	(2,041)
Capitalized expenditures on other real estate owned	(25)	-
Purchase of premises and equipment	(25)	(1,057)
Net Cash (Used in) Provided by Investing Activities	(6,786)	480
Cash Flows from Financing Activities
Net increase in deposits	10,887	9,279
Decrease in Federal Home Loan Bank advances	(1,250)	(4,300)
Increase in other borrowings	-	450
Repayment of other borrowings	(14)	(3)
Dividends paid	(103)	(100)
Purchase of treasury stock	(1,708)	(413)
Decrease in advances from borrowers for taxes and insurance	(284)	(239)
Net Cash Provided by Financing Activities	7,528	4,674
Net Increase in Cash and Cash Equivalents	1,642	5,710
Cash and Cash Equivalents – Beginning of Period	5,420	1,035
Cash and Cash Equivalents – End of Period	$7,062	$6,745

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,480	$1,890
Cash payments for income taxes	$235	$250
Transfer of loans to other real estate owned	$260	$208

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation. On July 3, 2007, Quaint Oak Savings Bank completed its conversion from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank and changed its name to Quaint Oak Bank (“Bank”).  In connection with the conversion, Quaint Oak Bank formed Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp"), which offered and sold 1,388,625 shares of its common stock at a price of $10.00 per share to eligible depositors of the Bank.  Upon completion of the conversion and the offering, all of Quaint Oak Bank's common stock is owned by Quaint Oak Bancorp, and all of Quaint Oak Bancorp's common stock is, in turn, owned by the public.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly-owned subsidiaries. At September 30, 2010, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In October 2010, the mortgage company commenced operations at the Bank’s main office. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2009 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2009 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

At September 30, 2010, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three and nine months ended September 30, 2010, the only components of comprehensive income were net income and unrealized gains, net of tax, on available for sale securities.  Unrealized holding gains were $9,000 and $19,000, net of tax, for the three and nine months ended September 30, 2010, respectively.  The Company had no items of other comprehensive income (loss) for the three months and nine months ended September 30, 2009.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, all outstanding stock options (107,570 and 108,311 options, respectively) were antidilutive.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company is continuing to evaluate the impact the adoption of the disclosure of the roll forward activity for Level 3 measurements in ASU 2010-06 will have on our financial statements.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivable. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Company adopted this guidance effective July 1, 2010. The adoption is not expected to have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at September 30, 2010 and December 31, 2009 are summarized below (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 1 year through 5 years	$750	$3	$-	$753
Due after 5 year through 10 years	499	6	-	505
Limited-term bond fund	501	1	-	502
Short-term bond funds	1,527	20	-	1,547
	$3,277	$30	$-	$3,307

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 5 year through 10 years	$499	$-	$(1)	$498
Short-term bond funds	502	2	-	504
	$1,001	$2	$(1)	$1,002

Note 3 – Mortgage-backed Securities

The amortized cost and fair value of mortgage-backed securities held to maturity at September 30, 2010 and December 31, 2009 are summarized below (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$3,301	$254	$-	$3,555
FHLMC pass-through certificates	2,885	203	-	3,088
	$6,186	$527	$-	$6,643

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$4,071	$211	$-	$4,282
FHLMC pass-through certificates	3,660	200	-	3,860
	$7,731	$411	$-	$8,142

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Real estate loans:
One-to four-family residential:
Owner occupied	$14,233	$15,388
Non-owner occupied	26,429	25,133
Total one-to-four family residential	40,662	40,521

Multi-family residential	3,279	3,127
Commercial real estate	18,615	18,617
Construction	4,872	3,536
Commercial lines of credit	1,711	1,197
Home equity loans	6,460	6,445
Total real estate loans	75,599	73,443

Auto loans	82	78
Loans secured by deposits	11	13
Total loans	75,692	73,534

Deferred loan fees and costs	6	29
Allowance for loan losses	(921)	(835)
Net loans	$74,777	$72,728

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30, 2010	September 30, 2009
Balance, beginning of the year	$835	$689
Provision for loan losses	86	129
Charge-offs	-	(12)
Recoveries	-	-
(Charge-offs)/recoveries, net	-	(12)

Balance, end of period	$921	$806

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. Management’s evaluation of these factors is done separately for each type of loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 8. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

As of September 30, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was as follows.

	September 30, 2010	December 31, 2009
Impaired collateral-dependent loans with a valuation allowance	$1,388	$-
Impaired collateral-dependent loans with no valuation allowance	-	-
	$1,338	$-

Valuation allowance on impaired loans	$173	$-

Our loan portfolio at September 30, 2010 included an aggregate of $1.4 million of impaired loans compared to $ -0- impaired loans at December 31, 2009. Non-accrual loans at September 30, 2010 amounted to approximately $2.0 million, compare to $ -0- at December 31, 2009. Our impaired loans at September 30, 2010 included one home equity loan with an outstanding balance of $52,000 that was continuing to accrue interest. The other impaired loans at September 30, 2010 were on non-accrual status. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2010 and December 31, 2009 amounted to approximately $2.5 million and $925,000, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At September 30, 2010 we had $508,000 of loans that were 90 days or more past due, but still accruing interest compared to $925,000 at December 31, 2009.

We had five troubled debt restructurings (“TDRs”) at September 30, 2010 totaling $431,000 compared to eight TDRs at December 31, 2009 totaling $1.5 million.  All of the TDRs at September 30, 2010 were modified during the year to allow a period of interest-only payments. The loans have continued to pay in accordance with their modified contractual terms, and based on the loan-to-value ratios of these loans, approximately $2,000 of the allowance for loan losses was allocated to these loans at September 30, 2010.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2010	December 31, 2009
Passbook savings accounts	$3,191	$3,277
Statement savings accounts	6,765	6,508
eSavings accounts	1,870	1,978
Certificates of deposit	67,313	56,489
Total deposits	$79,139	$68,252

Note 6 – Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2010 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	3.66%
13 to 24 months	1,800	3.98%
25 to 36 months	2,000	4.19%
Total	$5,600	3.95%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and branch banking office.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $428,000 and $442,000 at September 30, 2010 and December 31, 2009, respectively.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and nine months ended September 30, 2010, the Company recognized $16,000 and $50,000 of ESOP expense, respectively. During the three months and nine months ended September 30, 2009, the Company recognized $16,000 and $45,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to the forfeiture of shares by former employees in addition to unawarded shares, as of September 30, 2010, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2010 and 2009, awards totaling 8,529 shares and 8,588 shares, respectively, vested and were released from the RRP trust.

A summary of the status of the shares under the RRP as of September 30, 2010 and 2009 and changes during the nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010		September 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	34,498	$9.05	43,324	$9.05
Granted	--	--	--	--
Vested	(8,529)	9.05	(8,588)	9.05
Forfeited	--	--	--	--
Unvested at the end of the period	25,969	$9.05	34,736	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months and nine months ended September 30, 2010, $19,000 and $57,000, respectively, in compensation expense was recognized.  A tax benefit of approximately $6,000 and $19,000, respectively, was recognized during these periods.  During the three months and nine months ended September 30, 2009, $20,000 and $58,000, respectively, in compensation expense was recognized.  A tax benefit of approximately $7,000 and $20,000, respectively, was recognized during these periods.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

As of September 30, 2010, approximately $206,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.7 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of September 30, 2010, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of September 30, 2010 and 2009 and changes during the nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010		September 30, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,718	$10.00	108,311	$10.00	8.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	(148)	--	--	--	--
Outstanding at the end of the period	107,570	$10.00	108,311	$10.00	7.6
Exercisable at the end of the period	42,666	$10.00	21,481	$10.00	7.6

During the three months and nine months ended September 30, 2010 and September 30, 2009, approximately $10,000 and $31,000, respectively for both years, was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 and $6,000, respectively, was recognized during these periods.  As of September 30, 2010, approximately $111,000 in additional compensation expense for awarded options remained unrecognized.  This expense will be recognized over approximately 2.7 years.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such circumstances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

The table below presents the balances of assets presented at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,258	$-	$1,258	$-
Limited-term bond fund	502	-	502	-
Short-term bond funds	1,547	-	1,547	-
	$3,307	$-	$3,307	$-

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

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$1,338	$-	$-	$1,338

Other real estate owned	$1,198	$-	$-	$1,198

	December 31, 2009
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Other real estate owned	$913	$-	$-	$913

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. Our impaired loans at September 30, 2010 are included in Level 3 fair value based on the lowest level of input that is significant to the fair value measurement.

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

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

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

Long-Term Debt and Other Borrowings (Carried at Cost)

Fair values of FHLB advances and other borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and other borrowings with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$7,062	$7,062	$5,420	$5,420
Investment in interest-earning time deposits	6,762	6,783	3,153	3,157
Investment securities available for sale	3,307	3,307	1,002	1,002
Mortgage-backed securities held to maturity	6,186	6,643	7,731	8,142
Loans receivable, net	74,777	76,706	72,728	74,175
Investment in FHLB stock	797	797	797	797
Accrued interest receivable	422	422	397	397

Liabilities:
Deposits	79,139	79,839	68,252	68,917
FHLB advances, long-term	3,800	4,057	5,600	5,854
FHLB advances, short-term	1,800	1,800	1,250	1,250
Other borrowings	428	428	442	442
Accrued interest payable	103	103	117	117

Off-balance sheet financial instruments	--	--	--	--

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

At September 30, 2010 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  The mortgage company also began operating at our main office in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at September  30, 2010 and December 31, 2009

Total Assets. The Company’s total assets at September 30, 2010 were $102.2 million, an increase of $8.3 million, or 8.8%, from $93.9 million at December 31, 2009.  This increase was primarily due to growth in investment in interest-earning time deposits of $3.6 million, investment securities available for sale of $2.3 million, loans receivable, net of the allowance for loan losses, of $2.0 million, cash and cash equivalents of $1.6 million, and other real estate owned of $285,000.  Offsetting these increases were principal payments from mortgage-backed securities held to maturity of $1.5 million.  Asset growth for the nine months ended September 30, 2010 was funded by a $10.9 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.6 million, or 30.3%, from $5.4 million at December 31, 2009 to $7.1 million at September 30, 2010 as excess liquidity was  invested in liquid money market accounts.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $3.6 million, or 114.5%, from $3.2 million at December 31, 2009 to $6.8 million at September 30, 2010 as the Company used this investment vehicle to complement its investment securities portfolio.

Investment Securities. Investment securities available for sale increased $2.3 million, or 230.0%, from $1.0 million at December 31, 2009 to $3.3 million at September 30, 2010.  During this same period, mortgage-backed securities held to maturity decreased $1.5 million, or 20.0%, from $7.7 million to $6.2 million due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, increased $2.0 million, or 2.8%, to $74.8 million at September 30, 2010 from $72.7 million at December 31, 2009.  Increases within the portfolio occurred in construction loans which increased $1.3 million, or 37.8%, residential mortgage one-to-four family non-owner occupied loans which grew $1.3 million, or 5.2%, commercial lines of credit which increased $514,000, or 42.9%, multi-family residential loans which increased $152,000, or 4.9%, and  home equity loans which grew $15,000, or 0.2%, as the Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products.  These increases were partially offset by a decrease of $1.2 million, or 7.5%, of residential mortgage one-to-four family owner occupied loans.  The decrease in this loan category is attributable to normal amortization and pay-offs.

Deposits. Total interest-bearing deposits increased $10.9 million, or 16.0%, to $79.1 million at September 30, 2010 from $68.3 million at December 31, 2009.  This increase was attributable to increases of $10.8 million in certificates of deposit and $257,000 in statement savings accounts, offset by decreases of $108,000 in eSavings accounts and $86,000 in passbook savings accounts.  The increase in certificates of deposit was primarily due to the competitive interest rates offered by the Bank and investors seeking the safety of insured bank deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $1.3 million from $6.9 million at December 31, 2009 to $5.6 million at September 30, 2010 as the Company used excess liquidity to pay-down Federal Home Loan Bank advances.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank’s subsidiaries which began operation in July 2009 and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan at September 30, 2010 was $428,000.

Stockholders’ Equity. Total stockholders’ equity decreased $1.2 million to $16.2 million at September 30, 2010 from $17.4 million at December 31, 2009.  Contributing to the decrease was the purchase of 187,376 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases, for an aggregate purchase price of $1.7 million, and dividends paid of $103,000.  These decreases were offset by $465,000 of net income for the nine months ended September 30, 2010, $88,000 amortization of stock awards and options under our stock compensation plans, $50,000 related to common stock earned by participants in the employee stock ownership plan, and $19,000 of accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  Net income amounted to $173,000 for the three months ended September 30, 2010, an increase of $34,000, or 24.5%, compared to net income of $139,000 for the same period in 2009. The increase in net income on a comparative quarterly basis was primarily the result of a $180,000 increase in net interest income, a $25,000 increase in non-interest income, and a $15,000 decrease in the provision for loan losses, offset by a $163,000 increase in non-interest expense and a $23,000 increase in the provision for income taxes.  Our average interest rate spread increased 71basis points to 3.53% for the three months ended September 30, 2010 from 2.82% for the three months ended September 30, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased quarter-over-quarter to 3.84% for the three months ended September 30, 2010 from 3.29% for the three months ended September 30, 2009.

Net Interest Income.  Net interest income increased $180,000, or 24.1%, to $927,000 for the three months ended September 30, 2010 from $747,000 for the comparable period in 2009.  The increase was driven by a $119,000, or 19.4% decrease in interest expense, offset by a $61,000, or 4.5% increase in interest income.

Interest Income.  Interest income increased $61,000, or 4.5%, to $1.4 million for the three months ended September 30, 2010.  The increase resulted primarily from $5.8 million increase in average interest-earnings assets, which accounted for $51,000 of the increase while a 53 basis point increase in the yield on short-term investments and investment securities was primarily responsible for the remaining $10,000 of the increase.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average short-term investments and investment securities of $4.0 million and average net loans receivable of $3.9 million, offset by a decrease in average mortgage-backed securities of $2.1 million.  The increase in average short-term investments and investment securities and average net loans receivable was primarily funded by the $8.1 million increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $119,000, or 19.4%, to $494,000 for the three months ended September 30, 2010 compared to $613,000 for the three months ended September 30, 2009.  The decrease was primarily attributable to an 82 basis point decrease in the overall cost of interest-bearing liabilities to 2.35% for the three months ended September 30, 2010 from 3.17% for the three months ended September 30, 2009, which had the effect of decreasing interest expense by $174,000.  This decrease in rates was consistent with the decrease in market interest rates from September 2009 to September 2010.  This decrease in interest expense due to rate was offset by a $6.8 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $55,000. The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $7.3 million, average statement savings accounts of $640,000, and average eSavings accounts of $299,000.  The increase in average certificates of deposit was due to customer interest in higher yielding secure investments.  These increases were offset by a decrease in average FHLB advances of $1.3 million, as these advances were paid down, as well as a decrease in average passbook accounts of $163,000.

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

		Three Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Short-term investments and investment securities	$15,260	$54	1.42%	$11,205	$25	0.89%
Mortgage-backed securities	6,444	77	4.78	8,586	103	4.80
Loans receivable, net (1)	74,977	1,290	6.88	71,061	1,232	6.93
Total interest-earning assets	96,681	1,421	5.88%	90,852	1,360	5.99%
Non-interest-earning assets	4,661			4,308
Total assets	$101,342			$95,160
Interest-bearing liabilities:
Passbook accounts	$3,184	4	0.50%	$3,347	7	0.84%
Statement savings accounts	6,766	15	0.89	6,126	13	0.85
eSavings accounts	1,831	5	1.09	1,532	6	1.57
Certificate of deposit accounts	65,771	403	2.45	58,472	512	3.50
Total deposits	77,552	427	2.20	69,477	538	3.10
FHLB advances	6,057	61	4.03	7,314	70	3.83
Other borrowings	429	6	5.59	449	5	4.45
Total interest-bearing liabilities	84,038	494	2.35%	77,240	613	3.17%
Non-interest-bearing liabilities	879			719
Total liabilities	84,917			77,959
Stockholders’ Equity	16,425			17,201
Total liabilities and Stockholders’ Equity	$101,342			$95,160
Net interest-earning assets	$12,643			$13,612
Net interest income; average interest rate spread		$927	3.53%		$747	2.82%
Net interest margin (2)			3.84%			3.29%
Average interest-earning assets to average interest-bearing liabilities			115.04%			117.62%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $15,000 from $44,000 for the three  months ended September 30, 2009 to $29,000 for the same period in 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2010.

Non-performing loans amounted to $2.5 million, or 3.35% of net loans receivable at September 30, 2010, consisting of nineteen loans, thirteen of which are on non-accrual status and six of which are 90 days or more past due and accruing interest.  This compares to eleven non-performing loans totaling $925,000, or 1.27% of net loans receivable at December 31, 2009.  The non-performing loans at September 30, 2010 include eleven one-to-four family non-owner occupied residential loans, four one-to-four family owner occupied residential loans, three home equity loans, and one commercial real estate loan, and all are generally well-collateralized or adequately reserved for.  Management does not anticipate any significant losses on these loans.  During the quarter ended September 30, 2010, three loans were placed on non-accrual status resulting in the reversal of $9,000 of previously accrued interest income.  Also during the quarter, six loans were placed back on accrual status resulting in the receipt of approximately $9,000 of previously reversed and past due interest, and one one-to-four family non-owner occupied residential loan with an outstanding balance of $260,000, previously on non-accrual status, was transferred into other real estate owned.  There was no charge-off associated with this transfer.  Not included in non-performing loans are performing troubled debt restructurings which totaled $431,000 at September 30, 2010 compared to $1.5 million at December 31, 2009.  The allowance for loan losses as a percent of total loans receivable was 1.22% at September 30, 2010 and 1.14% at December 31, 2009.

Other real estate owned amounted to $1.2 million at September 30, 2010, consisting of four properties, none of which had a carrying value of more than $373,000.  This compares to three properties totaling $913,000 at December 31, 2009.  In October, a one-to-four family non-owner occupied residential loan with an outstanding loan balance of $403,000 at September 30, 2010 previously classified as non-accrual, was transferred into other real estate owned at a fair value of approximately $325,000.  In conjunction with this transfer, $78,000 of the outstanding loan balance was charged-off through the allowance for loan losses. Non-performing assets amounted to $3.7 million, or 3.62% of total assets at September 30, 2010, compared to $1.8 million, or 1.96% of total assets at December 31, 2009.

Non-Interest Income. Non-interest income increased $25,000, or 39.1%, for the three months ended September 30, 2010 over the comparable period in 2009 due primarily to the increase in fees generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries which began operation in July of 2009.

Non-Interest Expense. Non-interest expense increased $163,000, or 30.2%, from $539,000 for the three months ended September 30, 2009 to $702,000 for the three months ended September 30, 2010.  Salaries and employee benefits expense accounted for $82,000 of the change as this expense increased 30.9%, from $265,000 for the three months ended September 30, 2009 to $347,000 for the three months ended September 30, 2010, due primarily to increased staff as the Company expanded its operations, including the new subsidiaries and branch banking office.  Other real estate owned expense accounted for $48,000 of the change as this expense increased 200.0%, from $24,000 for the three months ended September 30, 2009 to $72,000 for the same period in 2010, as costs were incurred on the Bank’s four foreclosed properties to maintain the properties and prepare them for resale.  Professional fees accounted for $26,000 of the increase as this expense increased 44.8%, from $58,000 for the three months ended September 30, 2009 to $84,000 for the same period in 2010, due in part to increased legal fees associated with non-performing loans and fees paid to a third party to conduct compliance reviews.   Advertising accounted for $12,000 of the change as this expense increased from $3,000 for the three months ended September 30, 2009 to $15,000 for the three months ended September  30, 2010, due primarily to increased marketing of the new subsidiaries and branch banking office.  The other expense category increased $9,000, or 24.3%, from $37,000 for the three months ended September 30, 2009 to $46,000 for the three months ended September 30, 2010, while occupancy and equipment expense increased $8,000, or 19.5%, from $41,000 for the three months ended September 30, 2009 to $49,000 for the three months ended September 30, 2010.  Changes in both of these expense categories were due primarily to expenses incurred with respect to the new subsidiaries and branch banking office.  Offsetting these increases in non-interest expenses was a decrease in directors’ fees and expenses of $12,000, or 19.0%, from $63,000 for the three months ended September 30, 2009 to $51,000 for the three months ended September 30, 2010, and a decrease of $10,000, or 20.8%, in FDIC deposit insurance assessment which decline from $48,000 for the three months ended September  30, 2009 to $38,000 for the same period in 2010.

Provision for Income Tax.  The provision for income tax increased $23,000 from $89,000 for the three months ended September 30, 2009 to $112,000 for the three months ended September 30, 2010 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.3% and 39.0% for three months ended September 30, 2010 and 2009, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  Net income amounted to $465,000 for the nine months ended September 30, 2010, an increase of $127,000, or 37.6%, compared to net income of $338,000 for the same period in 2009. The increase in net income on a period over period basis was primarily the result of increases in net interest income of $392,000 and non-interest income of $128,000 and a decrease in the provision for loan losses of $43,000, offset by an increase in non-interest expense of $353,000 and the provision for income taxes of $83,000.  Our average interest rate spread increased 61basis points to 3.36% for the nine months ended September  30, 2010 from 2.75% for the nine months ended September 30, 2009. As was the case for the three month period ended September 30, 2010, the improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 3.70% for the nine months ended September 30, 2010 from 3.30% for the nine months ended September 30, 2009.

Net Interest Income.  Net interest income increased $392,000 or 17.9%, to $2.6 million for the nine months ended September 30, 2010 from $2.2 million for the comparable period in 2009.  The increase was driven by a $419,000, or 22.2% decrease in interest expense, offset by a $27,000, or 0.66% decrease in interest income.

Interest Income.  Interest income decreased $27,000, or 0.7%, to $4.1 million for the nine months ended September 30, 2010.  The decrease in interest income resulted primarily from a 34 basis point decrease in the yield on interest-earning assets to 5.79% for the nine months ended September 30, 2010 from 6.13% for the nine months ended September 30, 2009, which had the effect of decreasing interest income by $131,000.  Contributing to the decrease in yield for the nine months ended September 30, 2010 was the reversal of $67,000 of accrued interest income on loans placed on non-accrual status during the period.  This decrease in interest income due to yield was offset by a $4.6 million increase in average interest-earning assets, which had the effect of increasing interest income by $104,000. The 47 basis point decrease in the overall yield on interest earning assets was consistent with the decrease in market interest rates from September 2009 to September 2010.  The growth in average interest-earnings assets between the two periods can be attributed primarily to increases in average short-term investments and investment securities of $4.4 million and average net loans receivable of $2.3 million, offset by a decrease in average mortgage-backed securities of $2.2 million.  The increase in average short-term investments and investment securities and average net loans receivable was primarily funded by the $7.5 million increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $419,000, or 22.2%, to $1.5 million for the nine months ended September 30, 2010 compared to $1.9 million for the nine months ended September 30, 2009.  The decrease in interest expense was primarily attributable to a 95 basis point decrease in the overall cost of interest-bearing liabilities to 2.43% for the nine months ended September 30, 2010 from 3.38% for the nine months ended September 30, 2009 which had the effect of decreasing interest expense by $563,000. The decrease in rates was consistent with the decrease in market interest rates from September 2009 to September 2010.  This decrease in interest expense due to rate was offset by a $6.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $144,000. The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $5.7 million, average statement savings accounts of $1.2 million, average eSavings accounts of $713,000, and average other borrowings of $281,000.  The increase in average certificates of deposit was due to customer interest in higher yielding secure investments.  These increases were offset by the decrease in average FHLB advances of $1.7 million as these advances were paid down.

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

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$12,548	$127	1.35%	$8,129	$116	1.90%
Mortgage-backed securities	6,943	249	4.78	9,102	328	4.80
Loans receivable, net (1)	73,883	3,678	6.64	71,542	3,637	6.78
Total interest-earning assets	93,374	4,054	5.79%	88,773	4,081	6.13%
Non-interest-earning assets	4,612			3,633
Total assets	$97,986			$92,406
Interest-bearing liabilities:
Passbook accounts	$3,247	15	0.62%	$3,334	23	0.92%
Statement savings accounts	6,654	53	1.06	5,478	67	1.63
eSavings accounts	1,871	17	1.21	1,158	16	1.84
Certificate of deposit accounts	61,718	1,174	2.54	56,024	1,552	3.69
Total deposits	73,490	1,259	2.28	65,994	1,658	3.35
FHLB advances	6,462	188	3.88	8,168	222	3.62
Other borrowings	434	19	5.84	153	5	4.36
Total interest-bearing liabilities	80,386	1,466	2.43%	74,315	1,885	3.38%
Non-interest-bearing liabilities	863			775
Total liabilities	81,249			75,090
Stockholders’ Equity	16,737			17,316
Total liabilities and Stockholders’ Equity	$97,986			$94,406
Net interest-earning assets	$12,988			$14,458
Net interest income; average interest rate spread		$2,588	3.36%		$2,196	2.75%
Net interest margin (2)			3.70%			3.30%
Average interest-earning assets to average interest-bearing liabilities			116.16%			119.46%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $43,000 from $129,000 for the nine months ended September 30, 2009 to $86,000 for the same period in 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2010.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2010.”

Non-Interest Income. Non-interest income increased $128,000, or 118.5% for the nine months ended September 30, 2010 over the comparable period in 2009.  As was the case for the three month period ending September 30, 2010, the increase was primarily attributable to the fees generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries which began operation in July of 2009.

Non-Interest Expense. Non-interest expense increased $353,000, or 21.8%, from $1.6 million for the nine months ended September 30, 2009 to $2.0 million for the nine months ended September 30, 2010.  Salaries and employee benefits expense accounted for $268,000 of the change as this expense increased 36.4%, from $737,000 for the nine months ended September 30, 2009 to $1.0 million for the nine months ended September 30, 2010, due primarily to increased staff as the Company expanded its operations, including the new subsidiaries and branch banking office.  Occupancy and equipment expense accounted for $52,000 of the change as this expense increased 59.8%, from $87,000 for the nine months ended September 30, 2009 to $139,000 for the nine months ended September 30, 2010.  This period over period increase was primarily attributable to the costs associated with the building on Union Boulevard in Allentown, Pennsylvania, which was acquired late in the second quarter of 2009 to serve as the offices for Quaint Oak Bank’s mortgage banking, abstract title and real estate sales subsidiaries and branch banking office.  Other expense accounted for $51,000, or 51.5% of the change as this expense category increased from $99,000 for the nine months ended September 30, 2009 to $150,000 for the nine months ended September 30, 2010, due primarily to expenses incurred with respect to the new subsidiaries and branch banking office.  Advertising accounted for $35,000 of the change as this expense increased 388.9%, from $9,000 for the nine months ended September 30, 2009 to $44,000 for the nine months ended September 30, 2010, due primarily to increased marketing of the new subsidiaries and branch banking office.  Also contributing to the increase in non-interest expense period over period was a $4,000, or 1.5% increase in professional fees and a $1,000, or 1.0% increase on other real estate owned expense.  Offsetting these increases was a decrease in directors’ fees and expenses which declined $41,000, or 20.9%, from $196,000 for the nine months ended September 30, 2009 to $155,000 for the nine months ended September 30, 2010 as a director and consultant became a full time employee of the Company on October 4, 2009 and as of this date no longer received director or consulting fees from the Company. Also offsetting the increases in non-interest expense was a $17,000, or 13.0% decrease in FDIC deposit insurance assessment.

Provision for Income Tax.  The provision for income tax increased $83,000 from $220,000 for the nine months ended September 30, 2009 to $303,000 for the nine months ended September 30, 2010 due primarily to the increase in pre-tax income.  The Company’s effective tax rate, including federal and state income taxes, was 39.5% and 39.4% for nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2010, the Company's cash and cash equivalents amounted to $7.1 million.  At such date, the Company also had $3.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2010, Quaint Oak Bank had outstanding commitments to originate loans of $371,000 and commitments under unused lines of credit of $3.4 million.

At September 30, 2010, certificates of deposit scheduled to mature in less than one year totaled $36.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2010, we had $5.6 million of advances from the Federal Home Loan Bank of Pittsburgh and had $40.5 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank of Pittsburgh to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at September 30, 2010.

Our stockholders’ equity amounted to $16.2 million at September 30, 2010, a decrease of $1.2 million from December 31, 2009. Contributing to the decrease was the purchase of 187,376 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases, for an aggregate purchase price of $1.7 million, and dividends paid of $103,000.  These decreases were offset by $465,000 of net income for the nine months ended September 30, 2010, $88,000 amortization of stock awards and options under our stock compensation plans, $50,000 related to common stock earned by participants in the employee stock ownership plan, and $19,000 of accumulated other comprehensive income.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2010, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.76%, 21.32% and 22.61%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2010, we had unfunded commitments under lines of credit of $3.4 million and $371,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2010 – July 31, 2010	2,500	$9.01	2,500	53,104
August 1, 2010 – August 31, 2010	21,000	8.76	1,000	52,104
September 1, 2010 – September 30, 2010	33,100	9.06	33,100	19,004
Total	56,600	$8.94	36,600	19,004

Notes to this table:

(1)	Certain shares were acquired during the quarter as a result of privately negotiated transactions.
(2)
On March 11, 2010, the Company announced by press release its second repurchase program to repurchase up to an additional 69,431 shares, or approximately 5.5% of the Company's current outstanding shares of common stock as of March 11, 2010. On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to an additional 69,431 shares, or approximately 6.2% of the Company's current outstanding shares of common stock as of September 30, 2010. The Company will commence this third stock repurchase program upon the completion of its prior repurchase program which has 19,004 shares remaining to be purchased as of September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description
31.1     Rule 13a-14(a) Certification of Chief Executive Officer
31.1     Rule 13a-14(a) Certification of Chief Financial Officer
32.0     Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 15, 2010	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

		By:	/s/ John J. Augustine
Date:	November 15, 2010		John J. Augustine
Chief Financial Officer