Form 10-K
period 2010-12-31
QUAINT OAK BANCORP INC
filed 2011-03-30
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 2010
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

Common Stock, $.01 par value per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    [   ]      NO   [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    [   ]      NO   [X]
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
YES    [   ]      NO   [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer              [   ]                                                            Accelerated filer                               [   ]
Non-accelerated filer                [   ]                                                            Smaller reporting company             [X]
(Do not check if a smaller re
porting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  [   ] NO   [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $9.10 on June 30, 2010, the last day of the Registrant’s second quarter was $8,195,378 (1,168,936 shares outstanding less 268,345 shares held by affiliates at $9.10 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 28, 2011: 992,436

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2010 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

As used in this report the terms "we," "us," and “our” refer to Quaint Oak Bancorp, a Pennsylvania corporation, or Quaint Oak Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of Quaint Oak Bancorp, as the context requires.  In addition, unless the context otherwise requires, references to the operations of Quaint Oak Bancorp include the operations of Quaint Oak Bank and its subsidiary companies.

PART I

Item 1.  Business.

General

Quaint Oak Bancorp is a Pennsylvania corporation headquartered in Southampton, Pennsylvania.  Quaint Oak Bancorp became the holding company for Quaint Oak Bank in connection with the conversion of Quaint Oak Bank in July 2007 from a Pennsylvania chartered mutual savings bank to a stock savings bank.  Quaint Oak Bank, whose predecessor was originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000.  Quaint Oak Bank operates primarily from its main office located in Bucks County, Pennsylvania.  In July 2009, Quaint Oak Bancorp purchased a building in the Lehigh Valley area of Pennsylvania and Quaint Oak Bank established three new subsidiaries to conduct mortgage banking, real estate sales and title abstract businesses.  In February 2010 the Bank also opened a branch banking office at this location to serve the Lehigh Valley area of Pennsylvania.  As of December 31, 2010, Quaint Oak Bank’s primary market area includes Bucks County, Pennsylvania and, to a lesser extent, Montgomery, Philadelphia and Lehigh Counties of Pennsylvania.  As of December 31, 2010, Quaint Oak Bancorp had $102.1 million of total assets, $79.7 million of deposits and $15.2 million of stockholders' equity.  Quaint Oak Bancorp’s stockholders' equity constituted 14.9% of total assets as of December 31, 2010.

Quaint Oak Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, commercial real estate, multi-family and construction loans secured by property in our market area.  Quaint Oak Bank also originates home equity loans and commercial lines of credit secured by residential properties in our lending area.  Quaint Oak Bank serves its customers through its offices as well as through correspondence and telephone banking.

Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").  Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking.  Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision.  Pursuant to recently-enacted legislation, after July 21, 2011, Quaint Oak Bancorp’s primary federal regulator will be the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System").  Quaint Oak Bank is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained against deposits and certain other matters.

Quaint Oak Bancorp’s principal executive offices are located at 607 Lakeside Drive, Southampton, Pennsylvania 18966 and its telephone number is (215) 364-4059.

Quaint Oak Bank's Lending Activities

General.  At December 31, 2010, the net loan portfolio of Quaint Oak Bank amounted to $74.7 million, representing approximately 73.2% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans and construction loans.  At December 31, 2010, one-to-four family residential loans amounted to $39.7 million, or 52.5% of its total loan portfolio of which $13.4 million or 17.8% consisted of owner occupied properties and $26.3 million or 34.7% consisted of non-owner occupied properties.  At December 31, 2010, commercial real estate loans totaled $18.8 million, or 24.8% of its total loan portfolio.  Construction loans totaled $5.8 million, or 7.6% of the total loan portfolio at December 31, 2010.  Multi-family residential loans totaled $3.2 million, or 4.3% of the total loan portfolio at December 31, 2010.  Home equity loans totaled $6.2 million, or 8.2% of the total loan portfolio at December 31, 2010.  As part of our desire to diversify the loan portfolio, Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.9 million, or 2.5% of the total loan portfolio at December 31, 2010.

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

As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loan to one borrower limit.  Our lending policy limits our loans to one borrower to an aggregate of 15% of the Bank’s capital which amounts to $2.1 million at December 31, 2010.  At December 31, 2010, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were three totaling $1.3 million each, $1.2 million and $1.1 million.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2010.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$13,428	17.8%	$15,388	20.9%
Non-owner occupied	26,263	34.7	25,133	34.2
Total one-to-four family residential loans	39,691	52.5	40,521	55.1

Multi-family residential	3,226	4.3	3,127	4.3
Commercial real estate	18,773	24.8	18,617	25.3
Construction	5,773	7.6	3,536	4.8
Commercial lines of credit	1,854	2.5	1,197	1.6
Home equity loans	6,181	8.2	6,445	8.8
Total real estate loans	75,498	99.9	73,443	99.9

Auto loans	75	0 .1	78	0 .1
Loans secured by deposits	15	-	13	-
Total loans	75,588	100.0%	73,534	100.0%
Plus (less):
Deferred loan fees and costs	(7)		29
Allowance for loan losses	(871)		(835)
Net loans	$74,710		$72,728

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

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase or sell any loans in 2010 or 2009.

	Year Ended December 31,
	2010	2009
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied	$1,509	$1,816
One-to-four family residential non-owner occupied	3,444	6,120
Multi-family residential	313	--
Commercial real estate and lines of credit	6,043	3,175
Construction	8,179	5,489
Home equity	1,862	3,065
Consumer non-real estate	21	47
Total loan originations	21,371	19,712
Loan principal repayments	(18,653)	(15,936)
Decreases due to other items, net (1)	(736)	(358)
Net increase in loan portfolio	$1,982	$3,418
____________________

(1)    Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity to its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and to a lesser extent, Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2010, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Total
			(In Thousands)
Amounts due after December 31, 2010 in:
One year or less	$1,615	$1,123	$868	$4,775	$5,590	$1,210	$11	$15,192
After one year through three years	2,428	2,251	--	579	70	421	48	5,797
After three years through five years	1,485	9,730	1,232	7,915	--	44	31	20,437
After five years through ten years	1,963	4,304	479	2,840	33	1,389	--	11,008
After ten years through 15 years	752	2,001	60	1,133	--	3,036	--	6,982
After 15 years	5,185	6,854	587	3,385	80	81	--	16,172
Total	$13,428	$16,263	$3,226	$20,627	$5,773	$6,181	$90	$75,588

The following table shows the dollar amount of our loans at December 31, 2010 due after December 31, 2011 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
		(In Thousands)
One-to-four family residential owner occupied	$11,812	$--	$11,812
One-to-four family residential non-owner occupied	5,781	19,359	25,140
Multi-family residential	1,150	1,208	2,358
Commercial real estate and lines of credit	3,114	12,740	15,854
Construction	32	150	182
Home equity	4,380	591	4,971
Consumer non-real estate	79	--	79
Total	$26,348	$34,048	$60,396

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2010, $13.4 million, or 17.8%, of our total loan portfolio, before net items, consisted of one-to-four family residential loans. All of these loans have been originated with fixed rates of interest.

Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family owner occupied residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Originated loans are sold into the secondary market along with the loans’ servicing rights.   We did not sell any loans in 2010 or 2009.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2010, $26.3 million, or 34.7%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

It is our policy to lend in a first lien position on non-owner occupied residential property with fixed and variable rates and terms up to 15 years or longer amortizations.  Generally, such loans are originated at a fixed rate with a five year maturity.  Such loans are generally limited to 80%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.

Our guidelines for credit quality generally parallel the Fannie Mae and Freddie Mac secondary market guidelines including income ratios and credit scores.

Multi-Family Residential  Loans.  Quaint Oak Bank originates loans for multi unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2010, $3.2 million, or 4.3%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2010, $18.8 million, or 24.8% of our total loan portfolio consisted of commercial real estate loans and $1.9 million or 2.5% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally granted for the purpose of building or renovating a single residential home.  We do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  We do not fund an interest reserve.  When the construction is finished, the amount of the outstanding loan is less than 75% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2010, $5.8 million, or 7.6% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  At December 31, 2010, $6.2 million, or 8.2% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Consumer Non-Real Estate Loans.  Quaint Oak Bank originates loans secured by savings accounts as well as auto loans.  We do not actively solicit such loans but offer them  as an accommodation to our existing customers.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  While there were $984,000 of non-accrual loans at December 31, 2010 compared to none  at December 31, 2009, there was no change in our non-accrual loan policy from the prior year.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $1.2 million and
$913,000 at December 31, 2010 and 2009, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2010.

	December 31, 2010
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	5	$810	1	$61
One-to-four family residential-non-owner occupied	9	1,106	4	353
Multi-family residential	1	204	--	--
Commercial real estate and lines of credit	8	1,061	1	108
Construction	--	--	--	--
Home equity	10	437	--	--
Consumer non-real estate	1	15	--	--
Total delinquent loans	34	$3,633	6	$522
Delinquent loans to total net loans		4.86%		0.70%
Delinquent loans to total loans		4.81%		0.69%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2010	2009
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$539	$--
One-to-four family residential-non-owner occupied	422	--
Home equity	23	--
Total non-accruing loans	984	--
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	61	192
One-to-four family residential-non-owner occupied	353	659
Commercial real estate and lines of credit	108	--
Home equity	--	74
Total accruing loans 90 days or more past due	522	925
Total non-performing loans (1)	1,506	925
Other real estate owned, net	1,191	913
Total non-performing assets	2,697	1,838
Troubled debt restructurings	430	1,524
Total non-performing assets and troubled debt restructurings	$3,127	$3,362
Total non-performing loans as a percentage of loans, net	2.02%	1.27%
Total non-performing loans as a percentage of total assets	1.48%	0.98%
Total non-performing assets as a percentage of total assets	2.64%	1.96%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	3.06%	3.58%
__________________

(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

During the first quarter of 2011, a one-to-four family residential non-owner occupied loan totaling $84,000 that was approximately 90 days past due at December 31, 2010, was placed on non-accrual status and $3,000 of previously accrued interest was reversed.  This loan is well collateralized. Also in the first quarter of 2011, two one-to-four family residential non-owner occupied loans totaling $285,000 that were in non-accrual at December 31, 2010, were transferred into other real estate owned.  In conjunction with this transfer, $75,000 of the outstanding loan balance was charged-off through the allowance for loan losses.

We had five troubled debt restructurings (“TDRs”) at December 31, 2010 totaling $430,000 compared to eight TDRs at December 31, 2009 totaling $1.5 million.  All of the TDRs at December 31, 2010 were modified during the year to allow a period of interest-only payments. The loans have continued to pay in accordance with their modified contractual terms, and based on the loan-to-value ratios of these loans, approximately $28,000 of the allowance for loan losses was allocated to these loans at December 31, 2010.

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

Allowance for Loan Losses.  At December 31, 2010, Quaint Oak Bank's allowance for loan losses amounted to $871,000.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2010	2009
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$74,710	$72,728

Average loans outstanding	$73,994	$71,549

Allowance for loan losses, beginning of period	$835	$689
Provision for loan losses	114	165
Charge-offs:
One-to-four family residential non-owner occupied	(78)	--
Multi-family residential	--	(7)
Commercial real estate and lines of credit	--	(11)
Home equity	--	(1)
Total charge-offs	(78)	(19)
Recoveries on loans previously charged off	--	--
Allowance for loan losses, end of period	$871	$835

Allowance for loan losses as a percent of non-performing loans	57.84%	90.27%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.03%

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2010		2009
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$185	17.8%	$83	20.9%
One-to-four family residential non-owner occupied	335	34.7	202	34.2
Multi-family residential	23	4.3	22	4.3
Commercial real estate and lines of credit	155	27.3	194	26.9
Construction	40	7.6	36	4.8
Home equity	92	8.2	41	8.8
Consumer non-real estate	1	0.1	1	0.1
Unallocated	40	--	256	--
Total	$871	100.0%	$835	100.0%

 The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish a specific reserve for loss on any delinquent loan when it determines that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Investment Activities

General.  We invest in securities pursuant to our investment policy, which has been approved by our Board of Directors.  Our investment policy is reviewed annually by our Asset-Liability Committee (ALCO).  All policy changes recommended by ALCO must be approved by the Board of Directors.  ALCO is authorized by the Board to make investments consistent with the investment policy.  While general investment strategies are developed and authorized by ALCO, the execution of specific actions rests with the Chief Financial Officer.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2010, we had $3.3 million of securities classified as available for sale, $5.4 million of securities classified as held to maturity and no securities classified as trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment. On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock with the repurchase of 39,900 shares at $1.00 per share from the Bank. Subsequent to December 31, 2010, on February 23, 2011 an additional 37,900 shares of capital stock were repurchased at $1.00 per share.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2010	2009
	(In Thousands)
Interest-earning time deposits with other financial institutions	$6,001	$3,153
U.S. Government agency obligations	1,737	498
Short-term bond fund	1,037	--
Limited-term bond fund	497	--
Municipal bond fund	--	504
Mortgage-backed securities	5,406	7,731
FHLB of Pittsburgh stock	757	797
Total	$15,435	$12,683

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010.

		Amounts at December 31, 2010 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
				(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$3,001	1.63%	$3,000	2.01%	$--	--%	$--	--%
U.S. Government agency obligations	--	--	1,252	1.85	485	1.50	--	--
Mortgage-backed securities	--	--	--	--	--	--	5,406	4.78
Total	$3,001	1.63%	$4,252	1.96%	$485	1.50%	$5,406	4.78%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts.  The Bank does, however, offer an eSavings deposit account product.  This account allows customers to earn money market rates on their funds.  Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2010, the eSavings account deposits totaled $2.3 million.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2010		2009
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$4,228	5.3%	$--	--%
1.00% - 1.99%	27,833	34.9	20,760	30.4
2.00% - 2.99%	17,569	22.1	14,824	21.7
3.00% - 3.99%	12,433	15.6	10,892	16.0
4.00% - 4.99%	5,250	6.6	9,771	14.3
5.00% - 5.99%	248	0.3	242	0.4
Total certificate accounts	67,561	84.8	56,489	82.8
Transaction accounts:
Passbook	3,079	3.9	3,277	4.8
Statement savings accounts	6,798	8.5	6,508	9.5
eSavings accounts	2,253	2.8	1,978	2.9
Total transaction accounts	12,130	15.2	11,763	17.2
Total deposits	$79,691	100.0%	$68,252	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in Thousands)
Passbook	$3,217	$18	0.56%	$3,320	$30	0.90%
Statement savings accounts	6,702	67	1.00	5,713	86	1.51
eSavings accounts	1,913	22	1.15	1,305	23	1.76
Certificates of deposit	63,313	1,578	2.49	56,297	1,994	3.54
Total interest-bearing deposits	75,145	1,685	2.24	66,635	2,133	3.20
Total deposits	$75,145	$1,685	2.24%	$66,635	$2,133	3.20%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2010	2009
	(In Thousands)
Total deposits	$30,695	$26,605
Total withdrawals	(20,941)	(19,467)
Interest credited	1,685	2,133
Total increase in deposits	$11,439	$9,271

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2010.
	Balance at December 31, 2010 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
			(In Thousands)
0.00% - 0.99%	$4,228	$--	$--	$--	$4,228
1.00% - 1.99%	22,128	5,531	174	--	27,833
2.00% - 2.99%	2,658	8,481	3,803	2,627	17,569
3.00% - 3.99%	1,326	506	1,423	9,178	12,433
4.00% - 4.99%	928	1,232	3,077	13	5,250
5.00% - 5.99%	203	--	45	--	248
Total certificate accounts	$31,471	$15,750	$8,522	$11,818	$67,561

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2011	$2,140	1.76%
June 30, 2011	3,204	1.72
September 30, 2011	2,104	1.71
December 31, 2011	1,822	1.43
After December 31, 2011	15,194	2.87
Total certificates of deposit with balances of $100,000 or more	$24,464	2.42%

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

     As of December 31, 2010, Quaint Oak Bank was permitted to borrow up to an aggregate total of $45.9 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $5.6 million and $6.9 million at December 31, 2010 and 2009, respectively.   At present, however, we are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on a decision in 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling  $1.5 million.

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $423,000 and $442,000 at December 31, 2010 and 2009, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$6,246	$7,838
Maximum amount outstanding at any month-end during the period	6,850	11,150
Balance outstanding at end of period	5,600	6,850
Average interest rate during the period	3.93%	3.73%
Weighted average interest rate at end of period	3.95%	3.85%

Other borrowings:
Average balance outstanding	$433	$226
Maximum amount outstanding at any month-end during the period	442	450
Balance outstanding at end of period	423	442
Average interest rate during the period	5.75%	5.75%
Weighted average interest rate at end of period	5.75%	5.75%

Total Employees

Quaint Oak Bank had 17 full-time employees at December 31, 2010. None of these employees are represented by a collective bargaining agreement, and Quaint Oak Bank believes that it enjoys good relations with its personnel.

Market Area

As of December 31, 2010, Quaint Oak Bank's primary market area for loans and deposits is in Bucks,  Montgomery  and Philadelphia Counties, Pennsylvania. In February 2010, the Bank also established a branch banking office in Allentown, Pennsylvania to serve the Lehigh Valley area.  Quaint Oak Bank's operating strategy is based on strong personal service and operating efficiency.

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

At June 30, 2010, the latest date for which information is available, the size of the market in Bucks County, Pennsylvania, as defined by total Federal Deposit Insurance Corporation insured deposits, was $14.2 billion, populated by 262 branch offices.  Based on information available on the Federal Deposit Insurance Corporation's website at www.fdic.gov, commercial banks accounted for $11.3 billion of such deposits, served by 208 of the 262 branches.  Savings institutions had the remaining 54 branches totaling $2.9 billion in deposits, or 20.4% of the market.

REGULATION

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Quaint Oak Bank and Quaint Oak Bancorp. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bank:

•
A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Quaint Oak Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bancorp:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Quaint Oak Bancorp

General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners' Loan Act to be treated as a "savings association" for purposes of Section 10 of the Home Owners' Loan Act.  As a result, Quaint Oak Bancorp has registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Office of Thrift Supervision's qualified thrift lender requirement, dividend restrictions and transactions with affiliates regulations. The jurisdiction of the Office of Thrift Supervision regarding savings and loan holding companies will transfer to the Federal Reserve Board on July 21, 2011 unless extended up to an additional six months.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2010, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act.  An affiliate of a savings association includes any company or entity which controls the savings association or that is controlled by a company that controls the savings association.  In a holding company context, the holding company of a savings association (such as Quaint Oak Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term "covered transaction" includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners' Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2010, was in compliance with the above restrictions.

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

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting.  (At December 31, 2010, management’s report was not subject to attestation by the Company’s registered public accounting firm based on  a permanent exemption pursuant to Title IX of the DODD-Frank Wall Street Reform and Consumer Protection Act of 2010 that permits the Company to provide only management’s report in this annual report);

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessment rates are between 2.5 and 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under the prepaid assessment rule, we made a payment of $405,000 to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $356,000 of this payment as a prepaid expense.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted.  Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.  The prepaid balance at December 31, 2010 was $237,000.

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

At December 31, 2010, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 14 to the notes to our financial statements included in Exhibit 13.0 hereto.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-based Capital	Tier 1 Risk-based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.  An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2010, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

 Privacy Requirements of the Gramm-Leach-Bliley Act. Federal law places limitations on financial institutions like Quaint Oak Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Quaint Oak Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Quaint Oak Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

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

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its  activities. Quaint Oak Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System. Quaint Oak Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2010, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2010, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2010, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2010 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2010 with respect to our main office located in Southampton, Pennsylvania, and our mortgage banking, real estate sales and title abstract  property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
607 Lakeside Drive Southampton, Pennsylvania 18966	Leased	--(1)	$ --	$ 78,341
609 Lakeside Drive Southampton, Pennsylvania 18966	Leased	11/30/10(1)	5	--
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	996	1,350
____________________
(1)	Such lease is month to month, with 120 days' notice required for termination.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.

(a)           Quaint Oak Bancorp's common shares have been quoted on the OTC Bulletin Board ("OTCBB") since July 2007, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2010 and 2009.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTCBB.

Quarter ended:	High	Low	Cash dividends per share

December 31, 2010	$10.00	$8.25	$0.030
September 30, 2010	$9.20	$8.25	$0.030
June 30, 2010	$9.50	$9.05	$0.030
March 31, 2010	$9.25	$8.50	$0.030

Quarter ended:	High	Low	Cash dividends per share

December 31, 2009	$8.60	$7.78	$0.025
September 30, 2009	$8.65	$7.75	$0.025
June 30, 2009	$8.65	$7.45	$0.025
March 31, 2009	$8.00	$7.16	$0.025

As of December 31, 2010, Quaint Oak Bancorp had 992,436 common shares outstanding held of record by 205 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b)           Not applicable.

(c)    Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2010 are set forth in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 October 1, 2010 – October 31, 2010	--	$ --	--	19,004
Month #2 November 1, 2010 – November 30, 2010	118,900	9.95	18,900	104
Month #3 December 1, 2010 – December 31, 2010	1,000	9.90	1,000	68,535
Total	119,900	$ 9.95	19,900	68,535

Notes to this table:
(1)	Certain shares were acquired during the quarter as a result of privately negotiated transactions.
(2)
On March 11, 2010, the Company announced by press release its second repurchase program to repurchase up to an additional 69,431 shares, or approximately 5.5% of the Company's current outstanding shares of common stock as of March 11, 2010. On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to an additional 69,431 shares, or approximately 6.2% of the Company's current outstanding shares of common stock as of September 30, 2010. The Company commenced this third stock repurchase program upon the completion of its prior repurchase program on December 3, 2010.

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from page 2 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations.

The information required herein is incorporated by reference from pages 3 to 14 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 49 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A .  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

•	Maintain records that accurately reflect the Company’s transactions;

•	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2011 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	133,539(1)	$10.00(1)	43,752
Equity compensation plans not approved by security holders	--	--	--
Total	133,539	$10.00	43,752
_________________
(1)    Includes 25,969 shares subject to restricted stock grants which were not vested as of December 31, 2010.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Retstated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank *	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
13.0	Annual Report to Shareholders	Filed herewith
22.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business - Subsidiaries" of this Form 10-K for the required information	--
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
____________________
*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 0000-52694).
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 QUAINT OAK BANCORP, INC.

March 30, 2011	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.9

Name	Title	Date
/s/Robert T. Strong	Director, President and Chief Executive Officer	March 30, 2011
Robert T. Strong
/s/John J. Augustine	Director and Chief Financial Officer (principal financial and accounting officer)	March 30, 2011
John J. Augustine
/s/Robert J. Phillips	Chairman	March 30, 2011
Robert J. Phillips
/s/George M. Ager, Jr.	Director	March 30, 2011
George M. Ager, Jr.
/s/James J. Clarke	Director	March 30, 2011
James J. Clarke, Ph.D.
/s/Andrew E. DiPiero, Jr.	Director	March 30, 2011
Andrew E. DiPiero, Jr.
/s/Kenneth R. Gant	Director	March 30, 2011
Kenneth R. Gant
/s/Marsh B. Spink	Director	March 30, 2011
Marsh B. Spink