Form 10-Q
period 2011-03-31
QUAINT OAK BANCORP INC
filed 2011-05-16
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 13, 2011, 1,992,436 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2011	2010
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$910	$973
Due from banks, interest-bearing	9,655	7,677
Cash and cash equivalents	10,565	8,650
Investment in interest-earning time deposits	5,457	6,001
Investment securities available for sale at fair value (cost-2011
$3,904; 2010 $3,290)	3,882	3,271
Mortgage-backed securities held to maturity (fair value-2011
$5,371; 2010 $5,810)	4,982	5,406
Loans receivable, net of allowance for loan losses
$2011 823; 2010 $871	74,374	74,710
Accrued interest receivable	466	423
Investment in Federal Home Loan Bank stock, at cost	719	757
Premises and equipment, net	1,103	1,073
Other real estate owned, net	1,401	1,191
Prepaid expenses and other assets	678	619

Total Assets	$103,627	$102,101

Liabilities and Stockholders’ Equity

Liabilities
Deposits, interest-bearing	$81,514	$79,691
Federal Home Loan Bank advances	5,600	5,600
Other borrowings	417	423
Accrued interest payable	104	107
Advances from borrowers for taxes and insurance	493	746
Accrued expenses and other liabilities	135	343
Total Liabilities	88,263	86,910

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued and 992,436 outstanding at March 31, 2011 and December 31, 2010	14	14
Additional paid-in capital	13,508	13,478
Treasury stock, at cost: 2011 396,189 shares; 2010 396,189 shares	(3,636)	(3,636)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(796)	(813)
Recognition & Retention Plan Trust (RRP)	(360)	(360)
Accumulated other comprehensive (loss)	(14)	(13)
Retained earnings	6,648	6,521
Total Stockholders' Equity	15,364	15,191

Total Liabilities and Stockholders’ Equity	$103,627	$102,101

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

For the Three Months Ended
March 31,
2011	2010
Interest Income	(In thousands, except share data)

Interest on loans	$ 1,236	$ 1,188
Interest and dividends on short-term investments and investment securities	121	119

Total Interest Income	1,357	1,307

Interest Expense

Interest on deposits	406	415
Interest on Federal Home Loan Bank advances	54	67
Interest on other borrowings	6	6

Total Interest Expense	466	488

Net Interest Income	891	819

Provision for Loan Losses	27	29

Net Interest Income after Provision for Loan Losses	864	790

Non-Interest Income
Mortgage banking and title abstract fees	46	39
Other fees and services charges	10	12
Other	23	20
Total Non-Interest Income, net	79	71

Non-Interest Expense

Salaries and employee benefits	385	321
Directors’ fees and expenses	58	52
Occupancy and equipment	51	49
Professional fees	76	86
FDIC deposit insurance assessment	39	38
Other real estate owned expenses	13	8
Advertising	11	9
Other	46	47
Total Other Expenses	679	610

Income before Income Taxes	264	251

Income Taxes	107	98

Net Income	$ 157	$ 153

Earnings per share – basic	$ 0.16	$ 0.14
Average shares outstanding - basic	967,913	1,125,384
Earnings per share - diluted	$ 0.16	$ 0.14
Average shares outstanding - diluted	975,670	1,131,539

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2011
					Unallocated
	Common Stock				Common	Accumulated
(In thousands, except share	Number of		Additional		Stock Held	Other		Total
data)	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
BALANCE – January 1, 2011	992,436	$14	$13,478	$(3,636)	$(1,173)	$(13)	$6,521	$15,191
Common stock allocated by ESOP					17			17

Stock based compensation expense			30					30

Cash dividends declared ($0.03 per share)							(30)	(30)

Net income							157	157

Unrealized loss on investment securities available for sale, net of deferred taxes						(1)		(1)

Comprehensive Income								$156

BALANCE – March 31, 2011	992,436	$14	$13,508	$(3,636)	$(1,156)	$(14)	$6,648	$15,364

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$157	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27	29
Depreciation expense	13	13
Net accretion of securities discounts	(2)	(2)
Amortization of deferred loan (fees) and costs	7	(1)
Deferred income taxes	(2)
Stock-based compensation expense	47	47
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(43)	4
Prepaid expenses and other assets	(56)	(11)
Accrued interest payable	(3)	(4)
Accrued expenses and other liabilities	(208)	(8)
Net Cash Provided by (Used in) Operating Activities	(63)	220

Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	544	235
Purchase of investment securities available for sale	(613)	(504)
Principal payments received on mortgage-backed securities held to maturity	426	600
Net (increase) decrease in loans receivable	92	(662)
Net decrease in Federal Home Loan Bank stock	38	-
Capitalized expenditures on other real estate owned	-	(25)
Purchase of premises and equipment	(43)	(5)
Net Cash Provided by (Used in) Investing Activities	444	(361)

Cash Flows from Financing Activities
Net increase in deposits	1,823	2,901
Repayment of other borrowings	(6)	(5)
Dividends paid	(30)	(33)
Purchase of treasury stock	-	(1,007)
Decrease in advances from borrowers for taxes and insurance	(253)	(221)
Net Cash Provided by Financing Activities	1,534	1,635
Net Increase in Cash and Cash Equivalents	1,915	1,494
Cash and Cash Equivalents – Beginning of Period	8,650	5,420
Cash and Cash Equivalents – End of Period	$10,565	$6,914
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$469	$492
Cash payments for income taxes	$290	$115
Transfer of loans to other real estate owned	$210	$-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation of Financial Presentation. The Company was formed in connection with the Bank's conversion to a stock savings bank completed on July 3, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly owned subsidiaries.  At March 31, 2011, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company currently regulated by the Office of Thrift Supervision.  Pursuant to recently-enacted legislation, after July 21, 2011, Quaint Oak Bancorp’s primary federal regulator will be the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  In February 2010, the Bank opened a branch banking office in the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2010 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2010 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Loans Receivable.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Bank is generally amortizing these amounts over the contractual life of the loan.

The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  The consumer loan segment consists of the following classes: home equity loans and consumer non-real estate loans.  Included in the home equity class are home equity loans and home equity lines of credit.  Included in the consumer non-real estate loans are loans secured by saving accounts and auto loans.

The accrual of interest is generally discontinued when principal or interest has become 90 days past due unless the loan is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans classified as TDRs are designated as impaired.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2011 and 2010.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock and repurchased 39,900 shares of capital stock from the Bank at $1.00 per share.   During the quarter ended March 31, 2011 the FHLB repurchased 37,900 shares of capital stock at $1.00 per share.  Subsequent to March 31, 2011, on April 29, 2011 the FHLB repurchased an additional 36,000 shares of capital stock at $1.00 per share.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at March 31, 2011 and December 31, 2010 was $1.4 million and $1.2 million, respectively.

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

At March 31, 2011, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 7.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months ended March 31, 2011 and March 31, 2010, all outstanding stock options (107,570 and 107,718 options, respectively) were antidilutive.

Recent Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The Company adopted the additional requirement on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period are effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is continuing to evaluate the impact that the adoption of this new guidance will have on our financial statement disclosures.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations, as we have already implemented these principles in our evaluations of TDRs.

Reclassifications.   Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at March 31, 2011 and December 31, 2010 are summarized below (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 1 year through 5 years	$1,550	$1	$(4)	$1,547
Due after 5 year through 10 years	800	-	(11)	789
Short-term bond fund	1,047	2	-	1,049
Limited-term bond fund	507	-	(10)	497
	$3,904	$3	$(25)	$3,882

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 1 year through 5 years	$1,250	$2	$-	$1,252
Due after 5 year through 10 years	500	-	(15)	485
Short-term bond fund	1,035	2	-	1,037
Limited-term bond fund	505	-	(8)	497
	$3,290	$4	$(23)	$3,271

At March 31, 2011, there were four government agency securities and one bond fund in a gross unrealized loss position that at such date had an aggregated depreciation of 1.35% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of March 31, 2011 represents an other-than-temporary impairment.  There were no impairment charges recognized during the three months ended March 31, 2011 and 2010.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Mortgage-backed Securities Held to Maturity

The amortized cost and fair value of mortgage-backed securities held to maturity at March 31, 2011 and December 31, 2010 are summarized below (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,641	$215	$-	$2,856
FHLMC pass-through certificates	2,341	174	-	2,515
	$4,982	$389	$-	$5,371

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,803	$222	$-	$3,025
FHLMC pass-through certificates	2,603	182	-	2,785
	$5,406	$404	$-	$5,810

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):
	March 31, 2011	December 31, 2010
Real estate loans:
One-to four-family residential:
Owner occupied	$13,041	$13,428
Non-owner occupied	27,225	26,263
Total one-to-four family residential	40,266	39,691

Multi-family(five or more) residential	3,483	3,226
Commercial real estate	18,235	18,773
Construction	5,657	5,773
Commercial lines of credit	1,618	1,854
Home equity loans	5,861	6,181
Total real estate loans	75,120	75,498

Auto loans	70	75
Loans secured by deposits	24	15
Total loans	75,214	75,588

Deferred loan fees and costs	(17)	(7)
Allowance for loan losses	(823)	(871)
Net loans	$74,374	$74,710

As of March 31, 2011, there were three loans held for sale totaling $440,000 included in the one-to-four family residential owner occupied loans category.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Balance, beginning of the year	$871	$835
Provision for loan losses	27	29
Charge-offs	(75)	-
Recoveries	-	-
Net charge-offs	(75)	-

Balance, end of period	$823	$864

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010 are summarized below (in thousands):

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$11,697	$234	$642	$468	$13,041
One-to-four family residential non-owner occupied	26,084	57	994	90	27,225
Multi-family residential	3,279	204	-	-	3,483
Commercial real estate and lines of credit	19,492	361	-	-	19,853
Construction	5,657	-	-	-	5,657
Home equity	5,223	96	542	-	5,861
Consumer non-real estate	80	-	14	-	94
	$71,512	$952	$2,192	$558	$75,214

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$12,139	$742	$79	$468	$13,428
One-to-four family residential non-owner occupied	24,700	109	1,079	375	26,263
Multi-family residential	3,022	204	-	-	3,226
Commercial real estate and lines of credit	20,202	318	107	-	20,627
Construction	5,773	-	-	-	5,773
Home equity	5,757	350	74	-	6,181
Consumer non-real estate	75	-	15	-	90
	$71,668	$1,723	$1,354	$843	$75,588

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$1,110	$1,110	$121	$1,081	$3
One-to-four family residential non-owner occupied	1,084	1,084	61	1,085	12
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	542	542	30	546	8
Consumer non-real estate	14	14	1	15	-

Total:
One-to-four family residential owner occupied	$1,110	$1,110	$121	$1,081	$3
One-to-four family residential non-owner occupied	1,084	1,084	61	1,085	12
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	542	542	30	546	8
Consumer non-real estate	14	14	1	15	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$547	$547	$108	$547	$12
One-to-four family residential non-owner occupied	1,454	1,454	136	1,462	76
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	107	107	1	108	6
Construction	-	-	-	-	-
Home equity	74	74	25	75	5
Consumer non-real estate	15	15	1	18	1

Total:
One-to-four family residential owner occupied	$546	$546	$108	$547	$12
One-to-four family residential non-owner occupied	1,454	1,454	136	1,462	76
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	107	107	1	108	6
Construction	-	-	-	-	-
Home equity	74	74	25	75	5
Consumer non-real estate	15	15	1	18	1

At March 31, 2011, the Company had eleven loans totaling $920,000 identified as troubled debt restructurings (TDRs) consisting of five one-to-four family residential non-owner occupied loans totaling $539,000, four home equity loans totaling $302,000, and two one-to-four family residential owner occupied loans in the amount of $79,000.  All eleven loans were classified as impaired.  At December 31, 2010, the Company had six loans totaling $501,000 identified as TDRs consisting of three non-owner family residential occupied loans totaling $371,000, two one-to-four family residential owner occupied loans in the amount of $79,000, and one home equity loan in the amount of $51,000.  All six loans were classified as impaired.  Such loans have been classified as TDRs since we modified the payment terms from the original agreements and allowed the borrowers to make interest only payments in order to relieve some of their overall cash flow burden.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary of changes in the allowance for loan losses and recorded investment in loans receivable for the three months ended March 31, 2011 (in thousands):

March 31, 2011
1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	-	(75)	-	-	-	-	-	-	(75)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	7	24	1	(6)	-	-	-	1	27
Ending balance	$192	$284	$24	$149	$40	$92	$1	$41	$823
Ending balance: Individually evaluated for impairment	$121	$61	$-	$-	$-	$30	$1	$-	$213
Ending balance: collectively evaluated for impairment	$71	$223	$24	$149	$40	$62	$-	$41	$610

Loans receivable:
Ending balance	$13,041	$27,225	$3,483	$19,853	$5,657	$5,861	$94	$75,214
Ending balance: Individually evaluated for impairment	$1,110	$1,084	$-	$-	$-	$542	$14	$2,750
Ending balance: collectively evaluated for impairment	$11,931	$26,141	$3,483	$19,853	$5,657	$5,319	$80	$72,464

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary of changes in the allowance for loan losses and recorded investment in loans receivable as of December 31, 2010 (in thousands):

December 31, 2010
1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$83	$202	$22	$194	$35	$41	$1	$256	$834
Charge-offs	-	(78)	-	-	-	-	-	-	(78)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	102	211	1	(39)	5	51	-	(216)	115
Ending balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Ending balance: individually evaluated for impairment	$108	$136	$-	$1	$-	$25	$1	$-	$271
Ending balance: collectively evaluated for impairment	$77	$199	$23	$154	$40	$67	$-	$40	$600

Loans receivable:
Ending balance	$13,428	$26,263	$3,226	$20,627	$5,773	$6,181	$90	$75,588
Ending balance: individually evaluated for impairment	$547	$1,454	$-	$107	$-	$74	$15	$2,197
Ending balance: collectively evaluated for impairment	$12,881	$24,809	$3,226	$20,520	$5,773	$6,107	$75	$73,391

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For all classes of loans receivable, the accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed and charged against income in the current year.  Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (as determined by management) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
One-to-four family residential owner occupied	$1,054	$539
One-to-four family residential non-owner occupied	431	422
Multi-family residential	-	-
Commercial real estate and lines of credit	-	-
Construction	-	-
Home equity	240	23
Consumer non-real estate	-	-
	$1,725	$984

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.4 and $1.5 million at March 31, 2011 and December 31, 2010, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2011 and 2010, approximately $11,000 and $-0- in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $20,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$284	$284	$568	$12,473	$13,041	$284
One-to-four family residential non-owner occupied	1,150	340	1,490	25,735	27,225	340
Multi-family residential	368	-	368	3,115	3,483	-
Commercial real estate and lines of credit	1,659	-	1,659	18,194	19,853	-
Construction	320	-	320	5,337	5,657	-
Home equity	528	74	602	5,259	5,861	74
Consumer non-real estate	14	-	14	80	94	-
	$4,323	$698	$5,021	$70,193	$75,214	$698

	December 31, 2010
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$810	$61	$871	$12,557	$13,428	$61
One-to-four family residential non-owner occupied	1,106	353	1,459	24,804	26,263	353
Multi-family residential	204	-	204	3,022	3,226	-
Commercial real estate and lines of credit	1,061	108	1,169	19,458	20,627	108
Construction	-	-	-	5,773	5,773	-
Home equity	437	-	437	5,744	6,181	-
Consumer non-real estate	15	-	15	75	90	-
	$3,633	$522	$4,155	$71,433	$75,588	$522

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2011	December 31, 2010
Passbook savings accounts	$3,092	$3,079
Statement savings accounts	6,932	6,798
eSavings accounts	2,706	2,253
Certificates of deposit	68,784	67,561
Total deposits	$81,514	$79,691

Note 6 –Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2011 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	3.66%
13 to 24 months	1,800	3.98%
37 to 48 months	2,000	4.19%
Total	$5,600	3.95%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $417,000 and $423,000 at March 31, 2011 and December 31, 2010, respectively.

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released forallocation to participants.  As the debt is repaid,  shares  are  released  from  collateral

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements
Note 7 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During each of the three months ended March 31, 2011 and March 31, 2010 the Company recognized $17,000 of ESOP expense.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of March 31, 2011, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2009, the first awards vested totaling 8,588 shares.

A summary of the status of the shares under the RRP as of March 31, 2011 and 2010 and changes during the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011		March 31, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	25,969	$9.05	34,498	$9.05
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	25,969	$9.05	34,498	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2011 and 2010, $19,000 in compensation expense was recognized.  A tax benefit of approximately $6,000 was recognized during each of these periods.  As of March 31, 2011, approximately $168,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.2 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of March 31, 2011, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of March 31, 2011 and 2010 and changes during the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011		March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,570	$10.00	107,718	$10.00	7.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	--
Outstanding at the end of the period	107,570	$10.00	107,718	$10.00	7.1
Exercisable at the end of the period	42,666	$10.00	21,333		7.1

During the three months ended March 31, 2011 and 2010, $10,000 in compensation expense was recognized.  A tax benefit of approximately $2,000 was recognized during each of these periods.  As of March 31, 2011, approximately $90,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.2 years.

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

The table below presents the balances of assets presented at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$2,336	$-	$2,336	$-
Short-term bond fund	1,049	1,049	-	-
Limited-term bond fund	497	497	-	-
	$3,882	$1,546	$2,336	$-

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,737	$-	$1,737	$-
Short-term bond fund	1,037	1,037	-	-
Limited-term bond fund	497	497	-	-
	$3,271	$1,534	$1,737	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$2,537	$-	$-	$2,537

Other real estate owned	$1,401	$-	$-	$1,401

	December 31, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$1,926	$-	$-	$1,926

Other real estate owned	$1,191	$-	$-	$1,191

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. Our impaired loans at March 31, 2011 and December 31, 2010 are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property, net of selling costs.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$10,565	$10,656	$8,650	$8,650
Investment in interest-earning time deposits	5,457	5,478	6,001	6,019
Investment securities available for sale	3,882	3,882	3,271	3,271
Mortgage-backed securities held to maturity	4,982	5,371	5,406	5,810
Loans receivable, net	74,374	75,630	74,710	76,212
Investment in FHLB stock	719	719	757	757
Accrued interest receivable	466	466	423	423

Liabilities:
Deposits	81,514	82,158	79,691	80,526
FHLB advances, long-term	3,800	3,998	3,800	4,020
FHLB advances, short-term	1,800	1,800	1,800	1,800
Other borrowings	417	417	423	423
Accrued interest payable	104	104	107	107

Off-balance sheet financial instruments	-	-	-	-

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

At March 31, 2011 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  The mortgage company also began operating at our main office in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans classified as TDRs are designated as impaired.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and net operating loss carryforwrads and gives current recognition to changes in tax rates and laws.  The realization of our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General. The Company’s total assets at March 31, 2011 were $103.6 million, an increase of $1.5 million, or 1.5%, from $102.1 million at December 31, 2010. This increase was primarily due to growth in cash and cash equivalents of $1.9 million, investment securities available for sale of $611,000, and other real estate owned of $210,000.  Offsetting these increases was a decrease in interest-earning time deposits of $544,000, principal payments from mortgage-backed securities held to maturity of $424,000, and a decrease in loans receivable, net of the allowance for loan losses, of $336,000.   Asset growth for the three months ended March 31, 2011 was funded by a $1.8 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.9 million, or 22.1%, from $8.7 million at December 31, 2010 to $10.6 million at March 31, 2011 as deposits and principal payments on mortgage-backed securities held to maturity were invested in liquid money market accounts due to reduced loan demand.

Investment in Interest-Earning Time Deposits.  Investment in interest earning time deposits decreased $544,000, or 9.1%, from $6.0 million at December 31, 2010 to $5.5 million at March 31, 2011 due to maturities.

Investment Securities.  Investment securities available for sale increased $611,000, or 18.7%, from $3.3 million at December 31, 2010 to $3.9 million at March 31, 2011 as the Company invested excess liquidity into these investment vehicles.  During this same period, mortgage-backed securities held to maturity decreased $424,000, or 7.8%, from $5.4 million to $5.0 million at March 31, 2011, due to principal payments on these securities.

Loans Receivable, Net. Loans receivable, net, decreased $336,000, or 0.4%, to $74.4 million at March 31, 2011 from $74.7 million at December 31, 2010.  Decreases within the portfolio occurred in the commercial real estate loan category which decreased $538,000, or 2.9%, one-to-four family residential owner occupied category which decreased $387,000, or 2.9%, home equity loans which decreased $320,000, or 5.2%, commercial lines of credit which decreased $236,000, or 12.7%, and construction loans which decreased $116,000, or 2.0%.  Decreases in these loan categories are attributable to normal amortization and pay-offs and reduced loan demand.  These decreases were offset by a $962,000, or 3.7%, increase in one-to-four family residential non-owner occupied loans and a $257,000, or 8.0%, increase in multi-family residential loans.

Deposits. Total interest-bearing deposits increased $1.8 million, or 2.3%, to $81.5 million at March 31, 2011 from $79.7 million at December 31, 2010. This growth in deposits was attributable to increases of $1.2 million in certificates of deposit, $453,000 in eSavings accounts, $134,000 in statement savings accounts, and $13,000 in passbook savings accounts. The increase in certificates of deposit was primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank’s subsidiaries which began operation in July 2009 and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan at March 31, 2011 was $417,000.

Stockholders’ Equity.  Total stockholders’ equity increased $173,000 to $15.4 million at March 31, 2011 from $15.2 million at December 31, 2010. Contributing to the increase for the quarter was $157,000 of net income for the quarter, $30,000 amortization of stock awards and options under our stock compensation plans, and $17,000 related to common stock earned by participants in the employee stock ownership plan. These increases were offset by dividends paid of $30,000 and $1,000 of accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General.  Net income amounted to $157,000 for the three months ended March 31, 2011, an increase of $4,000, or 2.6%, compared to net income of $153,000 for three months ended March 31, 2010.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $72,000 and non-interest income of $8,000, and a decrease in the provision for loan losses of $2,000, which were offset by increases in non-interest expense of $69,000 and the provision for income taxes of $9,000.

Net Interest Income.  Net interest income increased $72,000, or 8.8% to $891,000 for the three months ended March 31, 2011 from $819,000 for the comparable period in 2010.  The increase was driven by a $50,000, or 3.8% increase in interest income and a $22,000, or 4.5% decrease in interest expense.

Interest Income.  Interest income increased $50,000, or 3.8%, to $1.4 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. The increase was primarily attributable to a $1.5 million increase in average net loans receivable which combined with a 13 basis point increase in yield in this asset category to increase interest income $48,000. Also contributing to the increase was an $8.7 million increase in average short-term investments and investment activities which had the effect of increasing interest income $28,000.  Offsetting these increases was a decrease in interest income related to mortgage-backed securities which declined $26,000 period over period due primarily to a $2.2 million decrease in the average balance between the two periods due to principal payments on these securities.  Increases in average short-term investments and investment securities and average net loans receivable was primarily funded by the $11.4 million period over period increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $22,000, or 4.5%, to $466,000 for the three months ended March 31, 2011 compared to $488,000 for the three months ended March 31, 2010.  The decrease was primarily attributable to a 40 basis point decrease in the overall cost of interest-bearing liabilities to 2.15% for the three months ended March 31, 2011 from 2.55% for the three months ended March 31, 2010 which resulted in a decrease of $84,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from March 2010 to March 2011.  This decrease in interest expense due to rate was offset by a $10.2 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $62,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit, average statement savings accounts and average eSavings accounts due to customer interest in higher yielding secure investments.  These increases were offset by the decrease in average FHLB advances of $1.3 million as these advances were paid down.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$18,763	$58	1.24	$10,053	$30	1.19%
Mortgage-backed securities	5,210	63	4.84	7,455	89	4.78
Loans receivable, net (1)	74,152	1,236	6.67	72,624	1,188	6.54
Total interest-earning assets	98,125	1,357	5.53%	90,132	1,307	5.80%
Non-interest-earning assets	5,024			4,688
Total assets	$103,149			$94,820
Interest-bearing liabilities:
Passbook accounts	$3,091	3	0.39%	$3,296	6	0.73%
Statement savings accounts	6,911	13	0.75	6,549	19	1.16
eSavings accounts	2,432	6	0.99	1,942	7	1.44
Certificate of deposit accounts	68,377	384	2.55	57,596	383	2.66
Total deposits	80,811	406	2.01	69,383	415	2.39
FHLB advances	5,600	54	3.86	6,850	67	3.91
Other borrowings	419	6	5.73	439	6	5.47
Total interest-bearing liabilities	86,830	466	2.15%	76,672	488	2.55%
Non-interest-bearing liabilities	980			893
Total liabilities	87,810			77,565
Stockholders’ Equity	15,339			17,255
Total liabilities and Stockholders’ Equity	$103,149			$94,820
Net interest-earning assets	$11,295			$13,460
Net interest income; average interest rate spread		$891	3.38%		$819	3.25%
Net interest margin (2)			3.63%			3.63%
Average interest-earning assets to average interest-bearing liabilities			113.01%			117.56%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $2,000 from $29,000 for the three months ended March 31, 2010 to $27,000 for the three months ended March 31, 2011, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2011.

Non-performing loans amounted to $2.4 million, or 3.26% of net loans receivable at March 31, 2011, consisting of twenty-three loans, twelve of which are on non-accrual status and eleven of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.5 million, or 2.02% of net loans receivable at December 31, 2010, consisting of thirteen loans, seven of which were on non-accrual status and six of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2011 include ten one-to-four family non-owner occupied residential loans, seven home equity loans, and six one-to-four family owner occupied residential loans, and all are generally well-collateralized or adequately reserved for. Management does not anticipate any significant losses on these loans. During the quarter ended March 31, 2011, seven loans were placed on non-accrual status resulting in the reversal of $18,000 of previously accrued interest income. Also during the quarter, two loans previously on non-accrual status were transferred to other real estate owned. Not included in non-performing loans are performing troubled debt restructurings which totaled $429,000 at March 31, 2011 compared to $430,000 at December 31, 2010. The allowance for loan losses as a percent of total loans receivable was 1.09% at March 31, 2011 and 1.15% at December 31, 2010.

Other real estate owned amounted to $1.4 million at March 31, 2011, consisting of seven properties, none of which had a carrying value greater than $375,000. This compares to five properties totaling $1.2 million at December 31, 2010.  Non-performing assets amounted to $3.8 million, or 3.69% of total assets at March 31, 2011 compared to $2.7 million, or 2.64% of total assets at December 31, 2010.  During the quarter ended March 31, 2011, two one-to-four family non-owner occupied residential loans with outstanding loan balances totaling $285,000 previously classified as non-accrual, were transferred into other real estate owned at a fair value of approximately $210,000.  In conjunction with this transfer, $75,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Subsequent to March 31, 2011, one one-to-four family residential owner-occupied with an outstanding loan balance of $468,000 classified as non-accrual on March 31, 2011, was transferred into other real estate owned at a fair value of approximately $375,000.  In conjunction with this transfer, $93,000 of the outstanding loan balance was charged-off through the allowance for loan losses.

Non-Interest Income.  Non-interest income increased $8,000, or 11.3%, for the three months ended March 31, 2011 over the comparable period in 2010 due primarily to an increase in fee income generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries.

Non-Interest Expense. Non-interest expense increased $69,000, or 11.3%, from $610,000 for the three months ended March 31, 2010 to $679,000 for the three months ended March 31, 2011.  Salaries and employee benefits expense accounted for $64,000 of the change as this expense increased 19.9%, from $321,000 for the three months ended March 31, 2010 to $385,000 for the three months ended March 31, 2011 due primarily to increased staff as the Company expanded its mortgage banking operations and opened a branch banking office in Allentown, Pennsylvania in February of 2010.  Also contributing to the period over period increase was a $6,000 increase in directors’ fees and expenses, a $5,000 increase in expenses related to other real estate owned, a $2,000 increase in occupancy and equipment expense, a $2,000 increase in advertising and a $1,000 increase in FDIC deposit insurance assessments.  Offsetting these increases was a $10,000 decrease in professional fees and a $1,000 decrease in other expenses.

Provision for Income Tax.  The provision for income tax increased $9,000, or 9.2%,  from $98,000 for the three months ended March 31, 2010 to $107,000 for the three months ended March 31, 2011 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 40.5% for the 2011 period compared to 39.0% for the comparable period in 2010.

Earnings per Share.  Basic and diluted earnings per share increase to $0.16 per share for the three months ended March 31, 2011 from $0.14 per share for the three months ended March 31, 2010 as a result of a $4,000 increase in net income and a reduction of 157,471 average basic shares outstanding and 155,869 average diluted shares outstanding during this same period.  The reduction in average shares outstanding was attributable to the purchase of 197,576 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases from March 31, 2010 through March 31, 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2011, the Company's cash and cash equivalents amounted to $10.6 million.  At such date, the Company also had $2.5 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2011, Quaint Oak Bank had outstanding commitments to originate loans of $732,000 and commitments under unused lines of credit of $3.9 million.

At March 31, 2011, certificates of deposit scheduled to mature in less than one year totaled $32.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March 31, 2011, we had $5.6 million of advances from the Federal Home Loan Bank of Pittsburgh and had $45.4 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at March 31, 2011.

Our stockholders’ equity amounted to $15.4 million at March 31, 2011, an increase of $173,000 from December 31, 2010. Contributing to the increase for the quarter was $157,000 of net income for the quarter, $30,000 amortization of stock awards and options under our stock compensation plans, and $17,000 related to common stock earned by participants in the employee stock ownership plan. These increases were offset by dividends paid of $30,000 and $1,000 of accumulated other comprehensive loss. For further discussion of the stock compensation plans, see Note 7 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2011, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.70%, 21.85% and 23.12%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2011, we had unfunded commitments under lines of credit of $3.9 million and $732,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2011 – January 31, 2011	-	$-	-	68,535
February 1, 2011 – February 28, 2011	-	-	-	-
March 1, 2011 – March 31, 2011	-	-	-	-
Total	-	$-	-	68.535

Notes to this table:

(1)
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

Date:	May 16, 2011	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	May 16, 2011	By:	/s/John J. Augustine
John J. Augustine
Chief Financial Officer