Form 10-Q/A
period 2011-03-31
QUAINT OAK BANCORP INC
filed 2011-05-24
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A (Amendment No. 1)
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
Not applicable
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 13, 2011, 992,436 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

   This Form 10-Q/A of Quaint Oak Bancorp, Inc. (the "Company") is being filed solely to correct the number of the Company's issued and outstanding shares reported on the cover page. In this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2011, the Company has set forth the text of Item 6 of Part II in its entirety, which includes reference to an updated Exhibit Index containing updated certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Exhibits 31.1 and 31.2 are modified as permitted by Compliance and Disclosure Interpretations Question 161.01.

INDEX

			Page
PART II	-	OTHER INFORMATION

Item 6:		Exhibits	2

SIGNATURES			3

PART II    OTHER INFORMATION

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350(1)

_____________________

(1)   Incorporated herein by reference to Exhibit 32.0 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No.
       000-52684), filed with the Securities and Exchange Commission on May 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 24, 2011	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	May 24, 2011	By:	/s/John J. Augustine
John J. Augustine
Chief Financial Officer and Treasurer

3