Form 10-Q
period 2011-06-30
QUAINT OAK BANCORP INC
filed 2011-08-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 12, 2011, 992,126 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2011	2010
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$603	$973
Due from banks, interest-bearing	13,329	7,677
Cash and cash equivalents	13,932	8,650
Investment in interest-earning time deposits	5,475	6,001
Investment securities available for sale at fair value (cost-2011
$3,368; 2010 $3,290)	3,368	3,271
Mortgage-backed securities held to maturity (fair value-2011 $5,013; 2010 $5,810)	4,599	5,406
Loans held for sale	1,139	-
Loans receivable, net of allowance for loan losses
$2011 759; 2010 $871	73,465	74,710
Accrued interest receivable	454	423
Investment in Federal Home Loan Bank stock, at cost	683	757
Premises and equipment, net	1,116	1,073
Other real estate owned, net	1,191	1,191
Prepaid expenses and other assets	689	619

Total Assets	$106,111	$102,101

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$84,607	$79,691
Federal Home Loan Bank advances	4,600	5,600
Other borrowings	412	423
Accrued interest payable	96	107
Advances from borrowers for taxes and insurance	663	746
Accrued expenses and other liabilities	228	343
Total Liabilities	90,606	86,910

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 992,126 and 992,436 outstanding at June 30, 2011and December 31, 2010, respectively	14	14
Additional paid-in capital	13,459	13,478
Treasury stock, at cost: 2011 396,499 shares; 2010 396,189 shares	(3,639)	(3,636)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(779)	(813)
Recognition & Retention Plan Trust (RRP)	(280)	(360)
Accumulated other comprehensive (loss)	-	(13)
Retained earnings	6,730	6,521
Total Stockholders' Equity	15,505	15,191

Total Liabilities and Stockholders’ Equity	$106,111	$102,101

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income	(In thousands, except per share data)
Interest on loans	$1,255	$1,200	$2,491	$2,388
Interest on short-term investment and investment securities	123	126	244	245
Total Interest Income	1,378	1,326	2,735	2,633

Interest Expense
Interest on deposits	426	417	832	832
Interest on Federal Home Loan Bank advances	50	61	104	127
Interest on other borrowings	6	6	12	13
Total Interest Expense	482	484	948	972

Net Interest Income	896	842	1,787	1,661

Provision for Loan Losses	29	28	56	57

Net Interest Income after Provision for Loan Losses	867	814	1,731	1,604

Non-Interest Income
Mortgage banking fees	83	61	129	100
Other fees and services charges	7	11	17	23
Other	12	4	35	24
Total Non-Interest Income	102	76	181	147

Non-Interest Expense
Salaries and employee benefits	437	337	822	658
Directors’ fees and expenses	55	52	113	104
Occupancy and equipment	56	41	107	90
Professional fees	77	95	153	181
FDIC deposit insurance assessment	38	38	77	76
Other real estate owned expense	38	18	51	26
Advertising	12	19	23	29
Other	58	58	104	104
Total Non-Interest Expense	771	658	1,450	1,268

Income before Income Taxes	198	232	462	483

Income Taxes	81	93	188	191

Net Income	$117	$139	$274	$292

Earnings per share – basic	$0.12	$0.13	$0.28	$0.27
Average shares outstanding	974,110	1,042,956	971,029	1,083,942
Earnings per share – diluted	$0.12	$0.13	$0.28	$0.27
Average shares outstanding - diluted	979,067	1,047,902	977,375	1,089,524

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Six Months Ended June 30, 2011
					Unallocated
	Common Stock				Common	Accumulated
(In thousands, except share	Number of		Additional		Stock Held	Other		Total
data)	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
BALANCE – January 1, 2011	992,436	$14	$13,478	$(3,636)	$(1,173)	$(13)	$6,521	$15,191
Common stock released by ESOP			1		34			35

Treasury stock purchased	(310)			(3)				(3)

Stock based compensation expense			60					60

Release of vested common stock by the Recognition and Retention Plan Trust (8,529 shares)			(80)		80			-

Cash dividends declared ($0.065 per share)							(65)	(65)

Net income							274	274

Unrealized gain on securities, net of deferred taxes						13		13

Comprehensive Income								$287

BALANCE – June 30, 2011	992,126	$14	$13,459	$(3,639)	$(1,059)	$-	$6,730	$15,505

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities	(In Thousands)
Net income	$274	$292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	56	57
Depreciation expense	25	27
Net accretion of securities discounts	(3)	(5)
Amortization of deferred loan fees and costs	2	5
Stock-based compensation expense	95	93
Changes in assets and liabilities which provided (used) cash:
Loans held for sale	(1,139)	-
Accrued interest receivable	(31)	24
Prepaid expenses and other assets	(76)	44
Accrued interest payable	(11)	(12)
Accrued expenses and other liabilities	(115)	69
Net Cash (Used in) Provided by Operating Activities	(923)	594
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	526	(1,029)
Purchase of investment securities available for sale	(1,628)	(2,012)
Proceeds from calls of investment securities available for sale	1,550	500
Principal payments received on mortgage-backed securities held to maturity	810	1,069
Net (increase) decrease in loans receivable	602	(2,644)
Net decrease in investment in Federal Home Loan Bank stock	74	-
Proceeds from the sale of other real estate owned	585	-
Capitalized expenditures on other real estate owned	-	(25)
Purchase of premises and equipment	(68)	(18)
Net Cash (Used in) Provided by Investing Activities	2,451	(4,159)
Cash Flows from Financing Activities
Net increase in deposits	4,916	7,729
Decrease in Federal Home Loan Bank advances	(1,000)	(500)
Repayment of other borrowings	(11)	(9)
Dividends paid	(65)	(68)
Purchase of treasury stock	(3)	(1,202)
Decrease in advances from borrowers for taxes and insurance	(83)	(57)
Net Cash Provided by Financing Activities	3,754	5,893
Net Increase in Cash and Cash Equivalents	5,282	2,328
Cash and Cash Equivalents – Beginning of Period	8,650	5,420
Cash and Cash Equivalents – End of Period	$13,932	$7,748

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$959	$984
Cash payments for income taxes	$405	$180
Transfer of loans to other real estate owned	$585	$-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly owned subsidiaries.  At June 30, 2011, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company currently regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  In February 2010, the Bank opened a branch banking office in the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2010 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2010 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Loans Held for Sale.  Loans originated by the Bank’s subsidiary, Quaint Oak Mortgage, LLC,  are intended for sale in the secondary market and are carried at the lower of cost or fair value. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2011 and 2010.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock and repurchased 39,900 shares of capital stock from the Bank at $1.00 per share. During the quarters ended March 31, 2011 and June 30, 2011 the FHLB repurchased 37,900 and 36,000 shares, respectively, of capital stock at $1.00 per share.  Subsequent to June 30, 2011, on July 29, 2011 the FHLB repurchased an additional 34,200 shares of capital stock at $1.00 per share.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value  less  estimated

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at June 30, 2011 and December 31, 2010 was $1.2 million.

Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At June 30, 2011, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three and six months ended June 30, 2011 and June 30, 2010, the only components of comprehensive income were net income and unrealized gains and losses, net of tax, on available for sale securities.  Unrealized holding gains were $14,000 and $13,000, net of tax, for the three and six months ended June 30, 2011, respectively.  Unrealized holding gains were $6,000 and $9,000, net of tax, for the three and six months ended June 30, 2010, respectively.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three and six months ended June 30, 2011 and June 30, 2010, all outstanding stock options (107,570 options) were antidilutive.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at June 30, 2011 and December 31, 2010 are summarized below (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 1 year through 5 years	$-	$-	$-	$-
Due after 5 year through 10 years	1,300	3	-	1,303
Corporate bonds	500	1	-	501
Short-term bond fund	1,058	2	-	1,060
Limited-term bond fund	510	-	(6)	504
	$3,368	$6	$(6)	$3,368

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities
Due after 1 year through 5 years	$1,250	$2	$-	$1,252
Due after 5 year through 10 years	500	-	(15)	485
Short-term bond fund	1,035	2	-	1,037
Limited-term bond fund	505	-	(8)	497
	$3,290	$4	$(23)	$3,271

At June 30 2011, there was one bond fund in a gross unrealized loss position that at such date had an aggregated depreciation of 1.18% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of June 30, 2011 represents an other-than-temporary impairment.  There were no impairment charges recognized during the three or six months ended June 30, 2011 and 2010.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Mortgage-backed Securities Held to Maturity

The amortized cost and fair value of mortgage-backed securities held to maturity at June 30, 2011 and December 31, 2010 are summarized below (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,432	$232	$-	$2,664
FHLMC pass-through certificates	2,167	182	-	2,349
	$4,599	$414	$-	$5,013

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,803	$222	$-	$3,025
FHLMC pass-through certificates	2,603	182	-	2,785
	$5,406	$404	$-	$5,810

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Real estate loans:
One-to four-family residential:
Owner occupied	$11,627	$13,428
Non-owner occupied	28,241	26,263
Total one-to-four family residential	39,868	39,691

Multi-family (five or more) residential	3,264	3,226
Commercial real estate	18,280	18,773
Construction	5,632	5,773
Commercial lines of credit	1,287	1,854
Home equity loans	5,812	6,181
Total real estate loans	74,143	75,498

Auto loans	49	75
Loans secured by deposits	53	15
Total loans	74,245	75,588

Deferred loan fees and costs	(21)	(7)
Allowance for loan losses	(759)	(871)
Net loans	$73,465	$74,710

Following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Balance, beginning of the year	$871	$835
Provision for loan losses	56	57
Charge-offs	(168)	-
Recoveries	-	-
Net charge-offs	(168)	-

Balance, end of period	$759	$892

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010 are summarized below (in thousands):

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$10,753	$57	$254	$564	$11,628
One-to-four family residential non-owner occupied	27,024	57	1,070	90	28,241
Multi-family residential	3,061	203	-	-	3,264
Commercial real estate and lines of credit	19,209	358	-	-	19,567
Construction	5,632	-	-	-	5,632
Home equity	5,178	50	583	-	5,811
Consumer non-real estate	89	13	-	-	102
	$70,946	$738	$1,907	$654	$74,245

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$12,139	$742	$79	$468	$13,428
One-to-four family residential non-owner occupied	24,700	109	1,079	375	26,263
Multi-family residential	3,022	204	-	-	3,226
Commercial real estate and lines of credit	20,202	318	107	-	20,627
Construction	5,773	-	-	-	5,773
Home equity	5,757	350	74	-	6,181
Consumer non-real estate	75	-	15	-	90
	$71,668	$1,723	$1,354	$843	$75,588

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$818	$818	$28	$819	$7
One-to-four family residential non-owner occupied	1,160	1,160	72	1,163	25
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	583	583	30	588	22
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$818	$818	$28	$819	$7
One-to-four family residential non-owner occupied	1,160	1,160	72	1,163	25
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	583	583	30	588	22
Consumer non-real estate	-	-	-	-	-

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

At June 30, 2011, the Company had eleven loans totaling $918,000 identified as troubled debt restructurings (TDRs) consisting of five one-to-four family residential non-owner occupied loans totaling $538,000, four home equity loans totaling $301,000, and two one-to-four family residential owner occupied loans in the amount of $79,000.  All eleven loans were classified as impaired.  At December 31, 2010, the Company had six loans totaling $501,000 identified as TDRs consisting of three non-owner family residential occupied loans totaling $371,000, two one-to-four family residential owner occupied loans in the amount of $79,000, and one home equity loan in the amount of $51,000.  All six loans were classified as impaired.  Such loans have been classified as TDRs since we modified the payment terms from the original agreements and allowed the borrowers to make interest only payments in order to relieve some of their overall cash flow burden.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2011 and recorded investment in loans receivable as of June 30, 2011 (in thousands):

	June 30, 2011
		1-4 Family
	1-4 Family	Residential		Commercial
	Residential	Non-	Multi-	Real Estate			Consumer
	Owner	Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$192	$284	$24	$149	$40	$92	$1	$41	$823
Charge-offs	(93)	-	-	-	-	-	-	-	(93)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(1)	45	(3)	(12)	(7)	5	-	2	29
Ending balance	$98	$329	$21	$137	$33	$97	$1	$43	$759

For the Six Months Ended June 30, 2011

Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(93)	(75)	-	-	-	-	-	-	(168)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	6	69	(2)	(18)	(7)	5	-	3	56
Ending balance	$98	$329	$21	$137	$33	$97	$1	$43	$759
Ending balance: Individually evaluated for impairment	$28	$72	$-	$-	$-	$30	$-	$-	$130
Ending balance: Collectively evaluated for impairment	$70	$257	$21	$137	$33	$67	$1	$43	$629

As of June 30, 2011

Loans receivable:
Ending balance	$11,628	$28,241	$3,264	$19,567	$5,632	$5,811	$102		$74,245
Ending balance: Individually evaluated for impairment	$818	$1,160	$-	$-	$-	$583	$-		$2,561
Ending balance: Collectively evaluated for impairment	$10,810	$27,081	$3,264	$19,567	$5,632	$5,228	$102		$71,684

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary of changes in the allowance for loan losses and recorded investment in loans receivable for the year ended December 31, 2010 (in thousands):

December 31, 2010
1-4 Family
1-4 Family	Residential		Commercial
Residential	Non-	Multi-	Real Estate			Consumer
Owner	Owner	Family	and Lines of		Home	Non-Real
Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$83	$202	$22	$194	$35	$41	$1	$256	$834
Charge-offs	-	(78)	-	-	-	-	-	-	(78)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	102	211	1	(39)	5	51	-	(216)	115
Ending balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Ending balance: individually evaluated for impairment	$108	$136	$-	$1	$-	$25	$1	$-	$271
Ending balance: collectively evaluated for impairment	$77	$199	$23	$154	$40	$67	$-	$40	$600

Loans receivable:
Ending balance	$13,428	$26,263	$3,226	$20,627	$5,773	$6,181	$90	$75,588
Ending balance: individually evaluated for impairment	$547	$1,454	$-	$107	$-	$74	$15	$2,197
Ending balance: collectively evaluated for impairment	$12,881	$24,809	$3,226	$20,520	$5,773	$6,107	$75	$73,391

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
One-to-four family residential owner occupied	$636	$539
One-to-four family residential non-owner occupied	543	422
Multi-family residential	-	-
Commercial real estate and lines of credit	-	-
Construction	-	-
Home equity	238	23
Consumer non-real estate	-	-
	$1,417	$984

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.1 and $1.5 million at June 30, 2011 and December 31, 2010, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended June 30, 2011 and 2010, approximately $12,000 and $1,000 in interest income was recognized on non-accrual loans, respectively. Interest income foregone on non-accrual loans was approximately $13,000 and $38,000 for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, approximately $20,000 and $1,000 in interest income was recognized on non-accrual loans, respectively. Interest income foregone on non-accrual loans was approximately $35,000 and $57,000 for the six months ended June 30, 2011 and 2010, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$67	$232	$299	$11,329	$11,628	$232
One-to-four family residential non- owner occupied	1,479	248	1,727	26,514	28,241	248
Multi-family residential	202	-	202	3,062	3,264	-
Commercial real estate and lines of credit	1,631	132	1,763	17,804	19,567	132
Construction	382	-	382	5,250	5,632	-
Home equity	78	68	146	5,665	5,811	68
Consumer non-real estate	13	-	13	89	102	-
	$3,852	$680	$4,532	$69,713	$74,245	$680

	December 31, 2010
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$810	$61	$871	$12,557	$13,428	$61
One-to-four family residential non- owner occupied	1,106	353	1,459	24,804	26,263	353
Multi-family residential	204	-	204	3,022	3,226	-
Commercial real estate and lines of credit	1,061	108	1,169	19,458	20,627	108
Construction	-	-	-	5,773	5,773	-
Home equity	437	-	437	5,744	6,181	-
Consumer non-real estate	15	-	15	75	90	-
	$3,633	$522	$4,155	$71,433	$75,588	$522

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2011	December 31, 2010

Passbook savings accounts	$2,972	$3,079
Statement savings accounts	6,544	6,798
eSavings accounts	3,011	2,253
Certificates of deposit	72,080	67,561
Total deposits	$84,607	$79,691

Note 6 –Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2011 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	3.83%
13 to 24 months	1,800	4.09%
37 to 48 months	1,000	4.32%
Total	$4,600	4.04%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $412,000 and $423,000 at June 30, 2011 and December 31, 2010, respectively.

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

Employee Stock Ownership Plan (Continued)

and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and six months ended June 30, 2011, the Company recognized $18,000 and $35,000 of ESOP expense, respectively. During the three months and six months ended June 30, 2010, the Company recognized $17,000 and $34,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of June 30, 2011, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2009, the first awards vested totaling 8,588 shares.

A summary of the status of the shares under the RRP as of June 30, 2011 and 2010 and changes during the six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011		June 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	25,969	$9.05	34,498	$9.05
Granted	-	-	-	-
Vested	(8,529)	9.05	(8,529)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	17,440	$9.05	25,969	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant During the three months ended June 30, 2011 and 2010, $19,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 was recognized during each of these periods.  During the six months ended June 30, 2011 and 2010, $39,000 and $38,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $13,000 was recognized during each of these periods.  As of June 30, 2011, approximately $148,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of June 30, 2011, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of June 30, 2011 and 2010 and changes during the six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011		June 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,570	$10.00	107,718	$10.00	7.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	(148)	--	--
Outstanding at the end of the period	107,570	$10.00	107,570	$10.00	6.9
Exercisable at the end of the period	42,666	$10.00	42,666		6.9

During the three months and six months ended June 30, 2011 and June 30, 2010, approximately $10,000 and $21,000, respectively for both years, was recognized in compensation expense for the 2008 Option Plan.  A tax benefit of approximately $2,000 and $4,000, respectively, was recognized during these periods.  As of June 30, 2011, approximately $79,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

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

The table below presents the balances of assets presented at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,303	$-	$1,303	$-
Corporate bonds	501	501	-
Short-term bond fund	1,060	1,060	-	-
Limited-term bond fund	504	504	-	-
	$3,368	$2,065	$1,303	$-

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,737	$-	$1,737	$-
Short-term bond fund	1,037	1,037	-	-
Limited-term bond fund	497	497	-	-
	$3,271	$1,534	$1,737	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$2,431	$-	$-	$2,431

Other real estate owned	$1,191	$-	$-	$1,191

	December 31, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$1,926	$-	$-	$1,926

Other real estate owned	$1,191	$-	$-	$1,191

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. Our impaired loans at June 30, 2011 and December 31, 2010 are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property, net of selling costs.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

Cash and Cash Equivalents (Carried at Cost). The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Interest Earning Time Deposits (Carried at Cost).  Fair values for interest-earning time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Investment and Mortgage-Backed Securities.  The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale.  Fair values of loans held for sale are determined based on the negotiated service release premium at the time of funding the loan.

Loans Receivable (Carried at Cost).  The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Federal Home Loan Bank Stock (Carried at Cost).  The carrying amount of restricted investment in Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost).  The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost).  The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost). The carrying amounts of short-term borrowings approximate their fair values

Long-Term Debt and Other Borrowings (Carried at Cost).  Fair values of FHLB advances and other borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments (Disclosed at Cost).  Fair values for the Bank’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following information is an estimate of the fair value of a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$13,932	$13,932	$8,650	$8,650
Investment in interest-earning time deposits	5,475	5,506	6,001	6,019
Investment securities available for sale	3,368	3,368	3,271	3,271

Mortgage-backed securities held to maturity	4,599	5,013	5,406	5,810
Loans held for sale	1,139	1,153	-	-
Loans receivable, net	73,465	74,643	74,710	76,212
Investment in FHLB stock	683	683	757	757
Accrued interest receivable	454	454	423	423

Liabilities:
Deposits	84,607	85,440	79,691	80,526
FHLB advances, long-term	2,800	2,642	3,800	4,020
FHLB advances, short-term	1,800	1,800	1,800	1,800
Other borrowings	412	412	423	423
Accrued interest payable	96	96	107	107

Off-balance sheet financial instruments	-	-	-	-

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

At June 30, 2011 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  The mortgage company also began operating at our main office in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Income Taxes.  Deferred income  tax assets  and  liabilities  are  determined  using  the  liability (or balance sheet)  method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and net operating loss carryforwards and gives current recognition to changes in tax rates and laws.  The realization of our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General. The Company’s total assets at June 30, 2011 were $106.1 million, an increase of $4.0 million, or 3.9%, from $102.1 million at December 31, 2010. This increase was primarily due to growth in cash and cash equivalents of $5.3 million, loans held for sale of $1.1 million, and investment securities available for sale of $97,000.  Offsetting these increases was a decrease in loans receivable, net of the allowance for loan losses, of $1.2 million, principal payments from mortgage-backed securities held to maturity of $807,000, and a decrease in investment in interest-earning time deposits of $526,000.  Asset growth for the six months ended June 30, 2011 was funded by a $4.9 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.3 million, or 61.1%, from $8.7 million at December 31, 2010 to $13.9 million at June 30, 2011 as deposits and principal payments on mortgage-backed securities held to maturity and loans, and matured interest-earning time deposits were invested in liquid money market accounts due to reduced loan demand.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $526,000, or 8.8%, from $6.0 million at December 31, 2010 to $5.5 million at June 30, 2011 due to maturities.

Investment Securities.  Investment securities available for sale increased $97,000, or 3.0%, from $3.3 million at December 31, 2010 to $3.4 million at June 30, 2011 as the Company invested on a limited basis excess liquidity and reinvested called agency securities back into this investment category.  During this same period, mortgage-backed securities held to maturity decreased $807,000, or 14.9%, from $5.4 million to $4.6 million at June 30, 2011, due to principal payments on these securities.

Loans Held for Sale.   Loans held for sale totaled $1.1 million at June 30, 2011 compared to $-0- at December 31, 2010.

Loans Receivable, Net.  Loans receivable, net, decreased $1.2 million, or 1.7%, to $73.5 million at June 30, 2011 from $74.7 million at December 31, 2010.  Decreases within the portfolio occurred in the one-to-four family residential owner occupied category which decreased $1.8 million, or 13.4%, commercial lines of credit which decreased $567,000, or 30.6%, commercial real estate loan category which decreased $493,000, or 2.6%, home equity loans which decreased $369,000, or 6.0%, and construction loans which decreased $141,000, or 2.4%.  Decreases in these loan categories are attributable to reduced loan demand due to the current economic environment, normal amortization and pay-offs, and in the case of one-to-four family residential owner occupied category, the transfer of a $468,000 loan to other real estate owned.  These decreases were primarily offset by a $2.0 million, or 7.5%, increase in one-to-four family residential non-owner occupied loans and a $112,000, or 12.9% decline in the allowance for loan losses.  The decline in the allowance for loan losses was due to charge-offs totaling $168,000 on three outstanding loans previously reserved for prior to transferring them into other real estate owned, offset by a $56,000 increase in the allowance for loan losses through the provision for loan losses.

Deposits. Total interest-bearing deposits increased $4.9 million, or 6.2%, to $84.6 million at June 30, 2011 from $79.7 million at December 31, 2010. This growth in deposits was attributable to increases in certificates of deposit and eSavings accounts of $4.5 million and $758,000, respectively.  These increases were offset by a decrease of $254,000 in statement savings accounts and $107,000 in passbook savings accounts. The increase in certificates of deposit was primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank’s subsidiaries which began operation in July 2009 and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan at June 30, 2011 was $412,000.

Stockholders’ Equity.  Total stockholders’ equity increased $314,000 to $15.5 million at June 30, 2011 from $15.2 million at December 31, 2010. Contributing to the increase was net income for the six months ended June 30, 2011 of $274,000, amortization of stock awards and options under our stock compensation plans of $60,000, common stock released from the suspense account in the employee stock ownership plan of $35,000, and a decrease in accumulated other comprehensive loss of $13,000.  These increases were offset by dividends paid of $65,000 and the purchase of 310 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $3,000.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General.  Net income amounted to $117,000 for the three months ended June 30, 2011, a decrease of $22,000, or 15.8%, compared to net income of $139,000 for three months ended June 30, 2010.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $113,000, offset by increases in net interest income of $54,000 and non-interest income of $26,000, and a decrease in the provision for income taxes of $12,000.

Net Interest Income.  Net interest income increased $54,000, or 6.4% to $896,000 for the three months ended June 30, 2011 from $842,000 for the comparable period in 2010.  The increase was driven by a $52,000, or 3.9% increase in interest income and a $2,000, or 0.4% decrease in interest expense.

Interest Income.  Interest income increased $52,000, or 3.9%, to $1.4 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. The increase was primarily attributable to a 31 basis point increase in the average yield on  net loans receivable which combined with a relatively small $94,000 decline in the average balance of  net loans receivable had the effect of increasing interest income by $55,000.  Also contributing to the increase was an $8.6 million increase in the average balance of short-term investments and investment activities which when combined with a 13 basis point decrease in the average yield on short-term investments and investment activities had the effect of increasing interest income $22,000.  Offsetting these increases was a decrease in interest income related to mortgage-backed securities which declined $25,000 period over period due primarily to a $2.1 million decrease in the average balance between the two periods due to principal payments on these securities.  Increases in average short-term investments and investment securities was primarily funded by the $11.4 million period over period increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $2,000, or 0.4%, to $482,000 for the three months ended June 30, 2011 compared to $484,000 for the three months ended June 30, 2010.  The decrease was primarily attributable to a 27 basis point decrease in the overall cost of average interest-bearing liabilities to 2.14% for the three months ended June 30, 2011 from 2.41% for the three months ended June 30, 2010 which resulted in a decrease of $54,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from June 2010 to June 2011.  This decrease in interest expense due to rate was offset by a $9.6 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $52,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit, average statement savings accounts and average eSavings accounts due to customer interest in higher yielding and secure investments.  These increases were offset by the decrease in average FHLB advances of $1.6 million as these advances were paid down.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$21,524	$66	1.23	$12,919	$44	1.36%
Mortgage-backed securities	4,800	57	4.75	6,943	82	4.72
Loans receivable, net (1)	73,930	1,255	6.79	74,024	1,200	6.48
Total interest-earning assets	100,254	1,378	5.50%	93,886	1,326	5.65%
Non-interest-earning assets	5,940			3,841
Total assets	$106,194			$97,727
Interest-bearing liabilities:
Passbook accounts	$3,073	3	0.39%	$3,263	5	0.61%
Statement savings accounts	6,936	14	0.81	6,645	18	1.08
eSavings accounts	2,965	7	0.94	1,843	6	1.30
Certificate of deposit accounts	71,706	402	2.24	61,694	388	2.52
Total deposits	84,680	426	2.01	73,445	417	2.27
FHLB advances	4,885	50	4.09	6,489	61	3.76
Other borrowings	414	6	5.80	434	6	5.53
Total interest-bearing liabilities	89,979	482	2.14%	80,368	484	2.41%
Non-interest-bearing liabilities	749			816
Total liabilities	90,728			81,184
Stockholders’ Equity	15,466			16,543
Total liabilities and Stockholders’ Equity	$106,194			$97,727
Net interest-earning assets	$10,275			$13,518
Net interest income; average interest rate spread		$896	3.36%		$842	3.24%
Net interest margin (2)			3.57%			3.59%
Average interest-earning assets to average interest-bearing liabilities			111.42%			116.82%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $1,000 from $28,000 for the three months ended June 30, 2010 to $29,000 for the three months ended June 30, 2011, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2011.

Non-performing loans amounted to $2.1 million, or 2.85% of net loans receivable at June 30, 2011, consisting of twenty-three loans, fourteen of which are on non-accrual status and nine of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.5 million, or 2.02% of net loans receivable at December 31, 2010, consisting of thirteen loans, seven of which were on non-accrual status and six of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2011 include ten one-to-four family non-owner occupied residential loans, six home equity loans, six one-to-four family owner occupied residential loans, and one multi-family residential loan, and all are generally well-collateralized or adequately reserved for. Management does not anticipate any significant losses on these loans. During the quarter ended June 30, 2011, three loans were placed on non-accrual status resulting in the reversal of $5,000 of previously accrued interest income. Also during the quarter, one loan previously on non-accrual status was transferred to other real estate owned. Not included in non-performing loans are performing troubled debt restructurings which totaled $610,000 at June 30, 2011 compared to $430,000 at December 31, 2010. The allowance for loan losses as a percent of total loans receivable was 1.02% at June 30, 2011 and 1.15% at December 31, 2010.

Other real estate owned (OREO) amounted to $1.2 million at June 30, 2011, consisting of six properties, none of which had a carrying value greater than $375,000. This compares to five properties totaling $1.2 million at December 31, 2010 and seven properties totaling $1.4 million at March 31, 2011.  Non-performing assets amounted to $3.3 million, or 3.10% of total assets at June 30, 2011 compared to $2.7 million, or 2.64% of total assets at December 31, 2010 and $3.8 million, or 3.69% at March 31, 2011.  During the quarter ended June 30, 2011, one one-to-four family owner occupied residential loan with an outstanding loan balance of $468,000 previously classified as impaired and non-accrual, was transferred into other real estate owned at a fair value of approximately $375,000.  In conjunction with this transfer, $93,000 of the outstanding loan balance which was previously accrued for, was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold two OREO properties and realized gains on each transaction which totaled $63,000.  The Company financed the purchase of both properties.  As of June 30, 2011, the gains were deferred and will be taken into income in accordance with FASB ASC 360-20 Property, Plant, and Equipment – Real Estate Sales.    Subsequent to June 30, 2011 the Company sold another OREO property with a carrying value of $208,000 at a loss of $13,000.  The Company financed the purchase of this property.  The Company also anticipates a loan closing on one additional OREO property currently under agreement of sale sometime in the  third quarter.  A minimal loss is expected on  this transaction.

Non-Interest Income.  Non-interest income increased $26,000, or 34.2%, for the three months ended June 30, 2011 over the comparable period in 2010 due primarily to an increase in fee income generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries.

Non-Interest Expense. Non-interest expense increased $113,000, or 17.2%, from $658,000 for the three months ended June 30, 2010 to $771,000 for the three months ended June 30, 2011.  Salaries and employee benefits expense accounted for $100,000 of the change as this expense increased 29.7%, from $337,000 for the three months ended June 30, 2010 to $437,000 for the three months ended June 30, 2011 due primarily to increased staff as the Company expanded its mortgage banking and lending operations and implemented employee health care benefits.  Also contributing to the period over period increase was a $20,000, or 111.1% increase in expenses related to other real estate owned, as costs were incurred in the second quarter of 2011 on the Bank’s foreclosed properties to maintain the properties and prepare them for resale, a $15,000, or 36.6% increase in occupancy and equipment expense primarily  due costs associated with the installation of a new telephone system and repairs, maintenance and real estate taxes  related to our Lehigh Valley office, and a $3,000 increase in directors’ fees and expenses.  Offsetting these increases was an $18,000 decrease in professional fees, and a  $7,000 decrease in advertising.

Provision for Income Tax.  The provision for income tax decreased $12,000, or 12.9%,  from $93,000 for the three months ended June 30, 2010 to $81,000 for the three months ended June 30, 2011 due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 40.9% for the 2011 period compared to 40.1% for the comparable period in 2010.

Earnings per Share.  Basic and diluted earnings per share decrease from $0.13 per share for the three months ended June 30, 2010 to $0.12 per share for the three months ended June 30, 2011 as a result of a $22,000 decrease in net income, offset by a  reduction of 68,846 average basic shares outstanding and 68,835 average diluted shares outstanding during this same period.  The reduction in average shares outstanding was attributable to the purchase of 154,310 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases from June 30, 2010 through June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General.  Net income amounted to $274,000 for the six months ended June 30, 2011, a decrease of $18,000, or 6.2%, compared to net income of $292,000 for the same period in 2010. The decrease in net income on a period over period basis was primarily the result of a $182,000 increase in non-interest expense, offset by a $102,000 increase in interest income, a $34,000 increase in non-interest income, a $24,000 decrease in interest expense, and a $3,000 decrease in the provision for income taxes.

Net Interest Income.  Net interest income increased $126,000 or 7.6%, to $1.8 million for the six months ended June 30, 2011 from $1.7 million for the comparable period in 2010.  The increase was driven by a $102,000, or 3.9%, increase in interest income and a $24,000, or 2.5%, decrease in interest expense.

Interest Income.  Interest income increased $102,000, or 3.9%, to $2.7 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010.  The increase was primarily attributable to a 23 basis point increase in the average yield on net loans receivable which combined with a $605,000 increase in the average balance of net loans receivable had the effect of increasing interest income by $103,000.  Also contributing to the increase was a $9.0 million increase in the average balance of short-term investments and investment securities which when combined with a 9 basis point decrease in the average yield on short-term investments and investment securities had the effect of increasing interest income $50,000.  Offsetting these increases was a decrease in interest income related to mortgage-backed securities which declined $51,000 period over period due primarily to a $2.2 million decrease in the average balance between the two periods due to principal payments on these securities.  Increases in average short-term investments and investment securities was primarily funded by the $11.3 million period over period increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $24,000, or 2.5%, to $948,000 for the six months ended June 30, 2011 compared to $972,000 for the six months ended June 30, 2010.  The decrease was primarily attributable to a 34 basis point decrease in the overall cost of average interest-bearing liabilities to 2.14% for the six months ended June 30, 2011 from 2.48% for the six months ended June 30, 2010 which resulted in a decrease of $137,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from June 2010 to June 2011.  This decrease in interest expense due to rate was offset by a $9.9 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $113,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $10.4 million, average statement savings accounts of $808,000, and average eSavings accounts of $326,000, due to customer interest in higher yielding and secure investments.  These increases were offset by the decrease in average FHLB advances of $1.4 million as these advances were paid down and a decline in passbook accounts of $197,000.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$20,143	$124	1.23%	$11,170	$74	1.32%
Mortgage-backed securities	5,004	120	4.80	7,197	171	4.75
Loans receivable, net (1)	73,932	2,491	6.74	73,327	2,388	6.51
Total interest-earning assets	99,079	2,735	5.52%	91,694	2,633	5.74%
Non-interest-earning assets	5,601			4,586
Total assets	$104,680			$96,280
Interest-bearing liabilities:
Passbook accounts	$3,082	6	0.39%	$3,279	11	0.67%
Statement savings accounts	6,923	27	0.78	6,597	38	1.15
eSavings accounts	2,700	13	0.96	1,892	12	1.27
Certificate of deposit accounts	70,051	786	2.24	59,658	771	2.58
Total deposits	82,756	832	2.01	71,426	832	2.33
FHLB advances	5,241	104	3.97	6,667	127	3.81
Other borrowings	417	12	5.76	437	13	5.95
Total interest-bearing liabilities	88,414	948	2.14%	78,530	972	2.48%
Non-interest-bearing liabilities	863			855
Total liabilities	89,277			79,385
Stockholders’ Equity	15,403			16,895
Total liabilities and Stockholders’ Equity	$104,680			$96,280
Net interest-earning assets	$10,665			$13,164
Net interest income; average interest rate spread		$1,787	3.38%		$1,661	3.26%
Net interest margin (2)			3.61%			3.62%
Average interest-earning assets to average interest-bearing liabilities			112.06%			116.76%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $1,000 from $57,000 for the six months ended June 30, 2010 to $56,000 for the same period in 2011, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2011.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2011.”

Non-Interest Income.  As was the case for the quarter, the $34,000, or 23.1% increase in non-interest income for the six months ended June 30, 2011 over the comparable period in 2010 was primarily attributable to an increase in fee income generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries.

Non-Interest Expense. Non-interest expense increased $182,000, or 14.4%, from $1.3 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011.  Salaries and employee benefits expense accounted for $164,000 of the change as this expense increased 24.9%, from $658,000 for the six months ended June 30, 2010 to $822,000 for the six months ended June 30, 2011, due primarily to increased staff as the Company expanded its mortgage banking and lending operations and implemented employee health care benefits.  The other real estate owned expense category increased $25,000, or 96.2%, from $26,000 for the six months ended June 30, 2010 to $51,000 for the six months ended June 30, 2011 as costs were incurred in the second quarter of 2011 on the Bank’s foreclosed properties to maintain the properties and prepare them for resale.  Occupancy and equipment expense accounted for $17,000 of the change as this expense increased 18.9%, from $90,000 for the six months ended June 30, 2010 to $107,000 for the six months ended June 30, 2011.  This period over period increase was primarily attributable to the costs associated with the installation of a new telephone system and repairs, maintenance and real estate taxes related to our Lehigh Valley office.  Directors’ fees and expenses accounted for $9,000 of the change as this expense increased 8.7%, from $104,000 for the six months ended June 30, 2010 to $113,000 for the six months ended June 30, 2011, due primarily to the increased number of committee meetings.  Also contributing to the increase in non-interest expenses was a $1,000, or 1.32% increase in FDIC deposit insurance assessment.  Offsetting these increases was a decrease in professional fees the amount of $28,000, or 15.5%, from $181,000 for the six months ended June 30, 2010 to $153,000 for the six months ended June 30, 2011, due primarily to reduced legal expenses.  Also offsetting the increases in non-interest expense was a $6,000, or 20.7% decrease in advertising.

Provision for Income Tax.  The provision for income tax decreased $3,000, or 1.6%,  from $191,000 for the six months ended June 30, 2010 to $188,000 for the six months ended June 30, 2011 due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 40.7% for the 2011 period compared to 39.5% for the comparable period in 2010.

Earnings per Share.  Basic and diluted earnings per share increase to $0.28 per share for the six months ended June 30, 2011 from $0.27 per share for the six months ended June 30, 2010 as a result of a reduction of 112,913 average basic shares outstanding and 112,498 average diluted shares outstanding during this same period which offset the $18,000 period over period decrease in net income.  The reduction in average shares outstanding was attributable to the purchase of 154,310 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases from June 30, 2010 through June 30, 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2011, the Company's cash and cash equivalents amounted to $13.9 million.  At such date, the Company also had $1.5 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2011, Quaint Oak Bank had outstanding commitments to originate loans of $158,000 and commitments under unused lines of credit of $3.6 million.

At June 30, 2011, certificates of deposit scheduled to mature in less than one year totaled $32.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2011, we had $4.6 million of advances from the Federal Home Loan Bank of Pittsburgh and had $44.7 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at June 30, 2011.

Our stockholders’ equity amounted to $15.5 million at June 30, 2011, an increase of $314,000 from December 31, 2010. Contributing to the increase was net income for the six months ended June 30, 2011 of $274,000, amortization of stock awards and options under our stock compensation plans of $60,000, common stock released from the suspense account in the employee stock ownership plan of $35,000, and a decrease in accumulated other comprehensive loss of $13,000.  These increases were offset by dividends paid of $65,000 and the purchase of 310 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $3,000.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2011, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.41%, 21.64% and 22.81%, respectively. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2011, we had unfunded commitments under lines of credit of $3.6 million and $158,000 of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2011 – April 30, 2011	-	$-	-	68,535
May 1, 2011 – May 31, 2011	310	9.65	310	68,225
June 1, 2011 – June 30, 2011	-	-	-	-
Total	-	$9.65	-	68.225

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
*
To be filed within 30 days after the earlier of the due date or filing date of this Form 10-Q, as permitted by Section II (B) (4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009.  These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 15, 2011	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	August 15, 2011	By:	/s/John J. Augustine
John J. Augustine Chief Financial Officer