Form 10-Q/A
period 2011-06-30
QUAINT OAK BANCORP INC
filed 2011-08-24
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to Quaint Oak Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q than furnishing Exhibit 101 described above. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.*
32.0	Section 1350 Certification.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**
______________________
* **
Previously filed.

The interactive data files are being furnished on Exhibit 101 hereto and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 24, 2011	By:	/s/ Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date:	August 24, 2011	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer

4