Form 10-Q
period 2011-09-30
QUAINT OAK BANCORP INC
filed 2011-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 14, 2011, 987,126 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2011	2010
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$401	$973
Due from banks, interest-bearing	10,093	7,677
Cash and cash equivalents	10,494	8,650
Investment in interest-earning time deposits	8,079	6,001
Investment securities available for sale at fair value (cost-2011
$6,834; 2010 $3,290)	6,757	3,271
Mortgage-backed securities held to maturity (fair value-2011
$4,682; 2010 $5,810)	4,287	5,406
Loans held for sale	1,055	-
Loans receivable, net of allowance for loan losses
2011 $754; 2010 $871	74,802	74,710
Accrued interest receivable	523	423
Investment in Federal Home Loan Bank stock, at cost	649	757
Premises and equipment, net	1,119	1,073
Other real estate owned, net	560	1,191
Prepaid expenses and other assets	674	619

Total Assets	$108,999	$102,101

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$88,437	$79,691
Federal Home Loan Bank advances	3,800	5,600
Other borrowings	407	423
Accrued interest payable	96	107
Advances from borrowers for taxes and insurance	470	746
Accrued expenses and other liabilities	256	343
Total Liabilities	93,466	86,910

Stockholders’ Equity
Preferred stock– $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 987,126 and 992,436 outstanding at September 30, 2011 and December 31, 2010, respectively	14	14
Additional paid-in capital	13,488	13,478
Treasury stock, at cost: 2011 401,499 shares; 2010 396,189 shares	(3,683)	(3,636)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(761)	(813)
Recognition & Retention Plan Trust (RRP)	(280)	(360)
Accumulated other comprehensive (loss)	(51)	(13)
Retained earnings	6,806	6,521
Total Stockholders' Equity	15,533	15,191

Total Liabilities and Stockholders’ Equity	$108,999	$102,101

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income	(In thousands, except for share data)
Interest on loans	$1,260	$1,290	$3,751	$3,678
Interest on short-term investments and investment securities	129	131	373	376
Total Interest Income	1,389	1,421	4,124	4,054

Interest Expense
Interest on deposits	435	427	1,267	1,259
Interest on Federal Home Loan Bank advances	45	61	149	188
Interest on other borrowings	6	6	18	19
Total Interest Expense	486	494	1,434	1,466

Net Interest Income	903	927	2,690	2,588

Provision for Loan Losses	29	29	85	86

Net Interest Income after Provision for Loan Losses	874	898	2,605	2,502

Non-Interest Income
Mortgage banking fees	66	71	195	171
Other fees and services charges	13	13	30	36
Loss on sale of other real estate owned	(53)	-	(53)	-
Other	15	5	50	29
Total Non-Interest Income	41	89	222	236

Non-Interest Expense
Salaries and employee benefits	435	347	1,257	1,005
Directors' fees and expenses	57	51	170	155
Occupancy and equipment	60	49	167	139
Professional fees	76	84	229	265
FDIC deposit insurance assessment	(18)	38	59	114
Other real estate owned expense	53	72	104	98
Advertising	12	15	35	44
Other	52	46	156	150
Total Non-Interest Expense	727	702	2,177	1,970

Income before Income Taxes	188	285	650	768

Income Taxes	77	112	265	303

Net Income	$111	$173	$385	$465

Earnings per share - basic	$0.13	$0.17	$0.44	$0.44
Average shares outstanding - basic	878,477	1,014,681	873,539	1,060,602
Earnings per share - diluted	$0.13	$0.17	$0.44	$0.44
Average shares outstanding - diluted	880,524	1,016,299	878,393	1,064,789

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2011
					Unallocated
	Common Stock				Common	Accumulated
(In thousands, except share	Number of		Additional		Stock Held	Other		Total
data)	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
BALANCE – December 31, 2010	992,436	$14	$13,478	$(3,636)	$(1,173)	$(13)	$6,521	$15,191
Common stock released by ESOP			1		52			53

Treasury stock purchased	(5,310)			(47)				(47)

Stock based compensation expense			89					89

Release of vested common stock by the Recognition and Retention Plan Trust (8,529 shares)			(80)		80			-

Cash dividends declared ($0.10 per share)							(100)	(100)

Net income							385	385

Unrealized loss on securities, net of deferred taxes						(38)		(38)

Total comprehensive income								$347

BALANCE – September 30, 2011	987,126	$14	$13,488	$(3,683)	$(1,041)	$(51)	$6,806	$15,533

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended
September 30,
2011	2010
Cash Flows from Operating Activities	(In Thousands)
Net income	$385	$465
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	85	86
Depreciation expense	39	41
Net accretion of securities discounts	(6)	(7)
Amortization of deferred loan fees and costs	8	7
Stock-based compensation expense	142	138
Gain on the sale of loans held for sale	(103)	-
Net loss on sale of other real estate owned	53	-
Changes in assets and liabilities which provided (used ) cash:
Loans held for sale-originations	(6,885)	-
Loans held for sale-proceeds	5,933	-
Accrued interest receivable	(100)	(25)
Prepaid expenses and other assets	(35)	84
Accrued interest payable	(11)	(14)
Accrued expenses and other liabilities	(87)	125
Net Cash (Used in) Provided by Operating Activities	(582)	900
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(2,078)	(3,609)
Purchase of investment securities available for sale	(5,393)	(2,775)
Proceeds from calls of investment securities available for sale	1,850	500
Principal payments received on mortgage-backed securities held to maturity	1,124	1,550
Net increase in loans receivable	(825)	(2,402)
Net decrease in investment in Federal Home Loan Bank stock	108	-
Proceeds from the sale of other real estate owned	1,218	-
Capitalized expenditures on other real estate owned	-	(25)
Purchase of premises and equipment	(85)	(25)
Net Cash Used in Investing Activities	(4,081)	(6,786)
Cash Flows from Financing Activities
Net increase in deposits	8,746	10,887
Repayment of Federal Home Loan Bank advances	(1,800)	(1,250)
Repayment of other borrowings	(16)	(14)
Dividends paid	(100)	(103)
Purchase of treasury stock	(47)	(1,708)
Decrease in advances from borrowers for taxes and insurance	(276)	(284)
Net Cash Provided by Financing Activities	6,507	7,528
Net Increase in Cash and Cash Equivalents	1,844	1,642
Cash and Cash Equivalents – Beginning of Period	8,650	5,420
Cash and Cash Equivalents – End of Period	$10,494	$7,062

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,445	$1,480
Cash payments for income taxes	$405	$235
Transfer of loans to other real estate owned	$640	$260

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly owned subsidiaries.  At September 30, 2011, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  In February 2010, the Bank opened a branch banking office in the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2010 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2010 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s most significant estimates are the determination of the allowance for loan losses, the assessment of other-than-temporary impairment of investment and mortgage-backed securities, valuation of other real estate owned, and the valuation of deferred tax assets.

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans receivable. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Loans Held for Sale.  Loans originated by the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, are intended for sale in the secondary market and are carried at the lower of cost or fair value (LOCOM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2011 and 2010.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock and repurchased 39,900 shares of capital stock from the Bank at $1.00 per share. During the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 the FHLB repurchased 37,900, 36,000 and 34,200 shares, respectively, of capital stock at $1.00 per share.  Subsequent to September 30, 2011, on October 28, 2011 the FHLB repurchased an additional 32,500 shares of capital stock at $1.00 per share.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at September 30, 2011 and December 31, 2010 was $560,000 and $1.2 million, respectively.

Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At September 30, 2011, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 7.

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

For the three and nine months ended September 30, 2011 and September 30, 2010, the only components of comprehensive income were net income and unrealized gains and losses, net of tax, on available for sale securities.  Unrealized holding losses were $51,000 and $38,000, net of tax, for the three and nine months ended September 30, 2011, respectively.  Unrealized holding gains were $10,000 and $19,000, net of tax, for the three and nine months ended September 30, 2010, respectively.

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three and nine months ended September 30, 2011 and September 30, 2010, all outstanding stock options (107,570 options) were antidilutive.

Recent Accounting Pronouncements.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The Company adopted the additional requirement on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period are effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period were effective for the first interim reporting period beginning after December 31, 2010. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated guidance clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this new guidance did not have an impact on our financial position or results of operations, as we have already implemented these principles in our evaluations of TDRs.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  The intent of this standard is to increase the prominence of comprehensive income in the financial statements.  This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single format would include the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income.  In the two statement approach, the first statement would be the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income.  The amendments in this ASU will be applied retrospectively, and will be required for the Corporation beginning in the first quarter 2012.

Reclassifications.   Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities

The amortized cost and fair value of investment securities available for sale at September 30, 2011 and December 31, 2010 are summarized below (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$3,754	$2	$-	$3,756
Corporate securities	1,497	-	(55)	1,442
Short-term bond fund	1,070	-	(19)	1,051
Limited-term bond fund	513	-	(5)	508
	$6,834	$2	$(79)	$6,757

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$1,750	$2	$(15)	$1,737
Short-term bond fund	1,035	2	-	1,037
Limited-term bond fund	505	-	(8)	497
	$3,290	$4	$(23)	$3,271

The amortized cost and fair value of available for sale debt securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,255	$2,256
Due after one year through five years	1,247	1,200
Due after five years through ten years	1,749	1,742
	$5,251	$5,198

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment Securities (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government agency securities	1	$500	$-	$-	$-	$500	$-
Corporate securities	5	1,442	(55)	-	-	1,442	(55)
Short-term bond fund	1	1,051	(19)	-	-	1,051	(19)
Limited-term bond fund	1	507	(5)	-	-	507	(5)
Total	8	$3,500	$(79)	$-	$-	$3,500	$(79)

At September 30, 2011, there were six debt securities in a gross unrealized loss position that at such date had an aggregated depreciation of 2.75% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment.

At September 30, 2011, there were two bond funds in an unrealized loss position that at such date had an aggregated depreciation of 1.53% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2011 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three or nine months ended September 30, 2011 and 2010.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Mortgage-backed Securities Held to Maturity

The amortized cost and fair value of mortgage-backed securities held to maturity at September 30, 2011 and December 31, 2010 are summarized below (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,277	$225	$-	$2,502
FHLMC pass-through certificates	2,010	170	-	2,180
	$4,287	$395	$-	$4,682

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,803	$222	$-	$3,025
FHLMC pass-through certificates	2,603	182	-	2,785
	$5,406	$404	$-	$5,810

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses

Loans receivable, net consist of the following (in thousands):
	September 30, 2011	December 31, 2010
Real estate loans:
One-to four-family residential:
Owner occupied	$12,489	$13,428
Non-owner occupied	28,073	26,263
Total one-to-four family residential	40,562	39,691

Multi-family (five or more) residential	3,612	3,226
Commercial real estate	18,162	18,773
Construction	5,787	5,773
Commercial lines of credit	1,661	1,854
Home equity loans	5,687	6,181
Total real estate loans	75,471	75,498

Auto loans	45	75
Loans secured by deposits	62	15
Total loans	75,578	75,588

Deferred loan fees and costs	(22)	(7)
Allowance for loan losses	(754)	(871)
Net loans	$74,802	$74,710

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 (in thousands):

	September 30, 2011	September 30, 2010
Balance, beginning of the year	$871	$835
Provision for loan losses	85	86
Charge-offs	(202)	-
Recoveries	-	-
Net charge-offs	(202)	-

Balance, end of period	$754	$921

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$11,618	$7	$300	$564	$12,489
One-to-four family residential non-owner occupied	26,653	176	1,071	173	28,073
Multi-family residential	3,410	202	-	-	3,612
Commercial real estate and lines of credit	19,180	422	221	-	19,823
Construction	5,547	-	240	-	5,787
Home equity	5,051	11	625	-	5,687
Consumer non-real estate	95	12	-	-	107
	$71,554	$830	$2,457	$737	$75,578

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$12,139	$742	$79	$468	$13,428
One-to-four family residential non-owner occupied	24,700	109	1,079	375	26,263
Multi-family residential	3,022	204	-	-	3,226
Commercial real estate and lines of credit	20,202	318	107	-	20,627
Construction	5,773	-	-	-	5,773
Home equity	5,757	350	74	-	6,181
Consumer non-real estate	75	-	15	-	90
	$71,668	$1,723	$1,354	$843	$75,588

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010 (in thousands):

		September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$864	$864	$29	$869	$12
One-to-four family residential non-owner occupied	1,244	1,244	49	1,248	45
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	221	221	11	222	8
Construction	240	240	2	240	10
Home equity	625	625	48	631	23
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$864	$864	$29	$869	$12
One-to-four family residential non-owner occupied	1,244	1,244	49	1,248	45
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	221	221	11	222	8
Construction	240	240	2	240	10
Home equity	625	625	48	631	23
Consumer non-real estate	-	-	-	-	-

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

At September 30, 2011, the Company had nine loans totaling $940,000 identified as troubled debt restructurings (TDRs).  All nine loans are classified as impaired with one loan in the amount of $71,000 on non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of September 30, 2011 have modifications with terms of interest-only payments for a period of six months. In some cases the modification terms may include a small payment of principal in addition to interest.  There were no new TDR’s identified as a result of the Company’s adoption of Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.   The following table presents the Company’s TDR loans as of September 30, 2011(dollar amounts in thousands):

		September 30, 2011
	Number of	Recorded	Non-		Related
	Contracts	Investment	Accrual	Accruing	Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$1
One-to-four family residential non-owner occupied	5	619	-	619	16
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	250	-	250	3
Consumer non-real estate	-	-	-	-	-
Total	9	$940	$71	$869	$20

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The contractual aging of the TDRs in the table above as of September 30, 2011 is as follows (in thousands):

	September 30, 2011
	Current & Past Due		Greater
	Less than	Past Due	than 90	Non-
	30 Days	30-89 Days	Days	Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$71	$71
One-to-four family residential non-owner occupied	311	-	308	-	619
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	183	67	-	250
Consumer non-real estate	-	-	-	-	-
Total	$311	$183	$375	$71	$940

The following table shows the data for TDR activity for the periods indicated in 2011(dollar amounts in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
One-to-four family residential owner occupied	-	$-	$-	-	$-	$-
One-to-four family residential non- owner occupied	-	-	-	4	309	307
Multi-family residential
Commercial real estate and lines of credit	-			-	-	-
Construction	-	-	-	-	-	-
Home equity	2	140	140	3	251	250
Consumer non-real estate	-	-	-	-	-	-
Total	2	$140	$140	7	$560	$557

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2011, there were no commitments to lend additional funds to debtors whose terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  There were no loans classified as TDR’s during the previous 12 months which have defaulted during the three and nine month periods ended September 30, 2011.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and recorded investment in loans receivable as of September 30, 2011 (in thousands):

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
For the Three Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$98	$329	$21	$137	$33	$97	$1	$43	$759
Charge-offs	(34)	-	-	-	-	-	-	-	(34)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	52	(25)	4	11	6	(11)	-	(8)	29
Ending balance	$116	$304	$25	$148	$39	$86	$1	$35	$754

For the Nine Months Ended September 30, 2011 Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(127)	(75)	-	-	-	-	-	-	(202)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	58	44	2	(7)	(1)	(6)	-	(5)	85
Ending balance	$116	$304	$25	$148	$39	$86	$1	$35	$754

Ending balance: Individually evaluated for impairment	$29	$49	$-	$11	$2	$48	$-	$-	$139

Ending balance: Collectively evaluated for impairment	$87	$255	$25	$137	$37	$38	$1	$35	$615

As of September 30, 2011

Loans receivable:

Ending balance	$12,489	$28,073	$3,612	$19,823	$5,787	$5,687	$107		$75,578

Ending balance: Individually evaluated for impairment	$864	$1,244	$-	$221	$240	$625	$-		$3,194

Ending balance: Collectively evaluated for impairment	$11,625	$26,829	$3,612	$19,602	$5,547	$5,062	$107		$72,384

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary of changes in the allowance for loan losses and recorded investment in loans receivable for the year ended December 31, 2010 (in thousands):

				December 31, 2010
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$83	$202	$22	$194	$35	$41	$1	$256	$834
Charge-offs	-	(78)	-	-	-	-	-	-	(78)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	102	211	1	(39)	5	51	-	(216)	115
Ending balance	$185	$335	$23	$155	$40	$92	$1	$40	$871

Ending balance: Individually evaluated for impairment	$108	$136	$-	$1	$-	$25	$1	$-	$271

Ending balance: Collectively evaluated for impairment	$77	$199	$23	$154	$40	$67	$-	$40	$600

Loans receivable:
Ending balance	$13,428	$26,263	$3,226	$20,627	$5,773	6,181	$90		$75,588

Ending balance: Individually evaluated for impairment	$547	$1,454	$-	$107	$-	74	$15		$2,197

Ending balance: Collectively evaluated for impairment	$12,881	$24,809	$3,226	$20,520	$5,773	6,107	$75		$73,391

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

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
One-to-four family residential owner occupied	$809	$539
One-to-four family residential non-owner occupied	625	422
Multi-family residential	-	-
Commercial real estate and lines of credit	221	-
Construction	-	-
Home equity	261	23
Consumer non-real estate	-	-
	$1,916	$984

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $3.0 and $1.5 million at September 30, 2011 and December 31, 2010, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended September 30, 2011 and 2010, approximately $6,000 and $9,000 in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $29,000 and $26,000 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, approximately $26,000 and $11,000 in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $64,000 and $82,000 for the nine months ended September 30, 2011 and 2010, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$517	$68	$585	$11,904	$12,489	$68
One-to-four family residential non-owner occupied	977	371	1,348	26,725	28,073	371
Multi-family residential	-	202	202	3,410	3,612	202
Commercial real estate and lines of credit	1,609	304	1,913	17,910	19,823	304
Construction	570	-	570	5,217	5,787	-
Home equity	241	131	372	5,315	5,687	131
Consumer non-real estate	34	-	34	73	107	-
	$3,948	$1,076	$5,024	$70,554	$75,578	$1,076

	December 31, 2010
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$810	$61	$871	$12,557	$13,428	$61
One-to-four family residential non-owner occupied	1,106	353	1,459	24,804	26,263	353
Multi-family residential	204	-	204	3,022	3,226	-
Commercial real estate and lines of credit	1,061	108	1,169	19,458	20,627	108
Construction	-	-	-	5,773	5,773	-
Home equity	437	-	437	5,744	6,181	-
Consumer non-real estate	15	-	15	75	90	-
	$3,633	$522	$4,155	$71,433	$75,588	$522

Note 5 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2011	December 31, 2010
Passbook savings accounts	$2,844	$3,079
Statement savings accounts	7,049	6,798
eSavings accounts	2,987	2,253
Certificates of deposit	75,557	67,561
Total deposits	$88,437	$79,691

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 –Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2011 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	3.98%
13 to 24 months	2,000	4.19%
Total	$3,800	4.09%

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three active subsidiaries and a branch banking office which opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan was $407,000 and $423,000 at September 30, 2011 and December 31, 2010, respectively. On November 10, 2011, the Company paid-off this loan in its entirety.

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months and nine months ended September 30, 2011, the Company recognized $17,000 and $52,000 of ESOP expense, respectively. During the three months and nine months ended September 30, 2010, the Company recognized $16,000 and $50,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of September 30, 2011, 12,459 shares remain available for future

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Recognition & Retention Plan (Continued)

grant.  The RRP share awards have vesting periods from five to seven years.  On May 14, 2009, the first awards vested totaling 8,588 shares.

A summary of the status of the shares under the RRP as of September 30, 2011 and 2010 and changes during the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011		September 30, 2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	25,969	$9.05	34,498	$9.05
Granted	-	-	-	-
Vested	(8,529)	9.05	(8,529)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	17,440	$9.05	25,969	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant During the three months ended September 30, 2011 and 2010, $19,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 was recognized during each of these periods.  During the nine months ended September 30, 2011 and 2010, $58,000 and $57,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $20,000 and $19,000 was recognized during the period ending September 30, 2011 and 2010, respectively.  As of September 30, 2011, approximately $129,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.7 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of September 30, 2011, 31,293 stock options remain available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of September 30, 2011 and 2010 and changes during the nine months ended September 30, 2011 and 2010 is as follows:

	September 30, 2011		September 30, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	107,570	$10.00	107,718	$10.00	7.4
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	(148)	--	--
Outstanding at the end of the period	107,570	$10.00	107,570	$10.00	6.6
Exercisable at the end of the period	63,999	$10.00	42,666		6.6

Approximately $10,000 and $31,000 was recognized in compensation expense for the 2008 Option Plan for the three and nine months, respectively, for both the September 30, 2011 and 2010 periods.  A tax benefit of approximately $2,000 and $6,000, respectively, was recognized during these periods.  As of September 30, 2011, approximately $69,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.7 years.

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

The table below presents the balances of assets presented at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$3,756	$-	$3,756	$-
Corporate securities	1,442	1,442	-	-
Short-term bond fund	1,051	1,051	-	-
Limited-term bond fund	508	508	-	-
	$6,757	$3,001	$3,756	$-

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Investment securities available for sale:
U.S. Government agency securities	$1,737	$-	$1,737	$-
Short-term bond fund	1,037	1,037	-	-
Limited-term bond fund	497	497	-	-
	$3,271	$1,534	$1,737	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following tables provide the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$3,055	$-	$-	$3,055

Other real estate owned	$560	$-	$-	$560

	December 31, 2010
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)

Impaired loans	$1,926	$-	$-	$1,926

Other real estate owned	$1,191	$-	$-	$1,191

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. Our impaired loans at September 30, 2011 and December 31, 2010 are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices or appraised value of the property, net of selling costs.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Assets:
Cash and cash equivalents	$10,494	$10,494	$8,650	$8,650
Investment in interest-earning time deposits	8,079	8,167	6,001	6,019
Investment securities available for sale	6,757	6,757	3,271	3,271
Mortgage-backed securities held to maturity	4,287	4,682	5,406	5,810
Loans held for sale	1,055	1,055	-	-
Loans receivable, net	74,802	76,839	74,710	76,212
Investment in FHLB stock	649	649	757	757
Accrued interest receivable	523	523	423	423

Liabilities:
Deposits	88,437	90,002	79,691	80,526
FHLB advances, long-term	2,000	2,118	3,800	4,020
FHLB advances, short-term	1,800	1,800	1,800	1,800
Other borrowings	407	407	423	423
Accrued interest payable	96	96	107	107

Off-balance sheet financial instruments	-	-	-	-

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

At September 30, 2011 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  The mortgage company also began operating at our main office in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General. The Company’s total assets at September 30, 2011 were $109.0 million, an increase of $6.9 million, or 6.8%, from $102.1 million at December 31, 2010. This growth in total assets was primarily due to increases in investment securities available for sale of $3.5 million, investment in interest-earning time deposits of $2.1 million, cash and cash equivalents of $1.8 million, and loans held for sale of $1.1 million.  Offsetting these increases was principal payments from mortgage-backed securities held to maturity of $1.1 million and a decrease in other real estate owned of $631,000.  Asset growth for the nine months ended September 30, 2011 was funded by an $8.7 million increase in deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.8 million, or 21.3%, from $8.7 million at December 31, 2010 to $10.5 million at September 30, 2011 as deposits and principal payments on mortgage-backed securities held to maturity and loans were invested in liquid money market accounts due to continued slow loan demand and a flat yield curve.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $2.1 million, or 34.6%, from $6.0 million at December 31, 2010 to $8.1 million at September 30, 2011 as the Company used this investment as a means to deploy excess liquidity.

Investment Securities.  Investment securities available for sale increased $3.5 million, or 106.6%, from $3.3 million at December 31, 2010 to $6.8 million at September 30, 2011 as the Company invested excess liquidity into this investment category.  During this same period, mortgage-backed securities held to maturity decreased $1.1 million, or 20.7%, from $5.4 million to $4.3 million at September 30, 2011, due to principal payments on these securities.

Loans Held for Sale.   Loans held for sale totaled $1.1 million at September 30, 2011 compared to none at December 31, 2010, as the Bank’s subsidiary, Quaint Oak Mortgage, LLC, began originating loans for sale in the secondary market in the first half of 2011.

Loans Receivable, Net.  Loans receivable, net, increased $92,000, or 0.1%, to $74.8 million at September 30, 2011 from $74.7 million at December 31, 2010.  Increases within the portfolio occurred in the one-to-four family residential non-owner occupied category which increased $1.8 million, or 6.9%, and in the multi-family category which increased $386,000, or 12.0%.  Also contributing to the net increase was a $117,000, or 13.4% decline in the allowance for loan losses.  These increases were primarily offset by a $939,000, or 7.0% decrease in one-to-four family residential owner occupied loans, a $611,000, or 3.3% decrease in commercial real estate loans, a $494,000, or 8.0% decrease in home equity loans, and a $193,000, or 10.4% decrease in commercial lines of credit.  Decreases in these loan categories are attributable to reduced loan demand due to the current economic environment, normal amortization and pay-offs, and in the case of one-to-four family residential owner occupied category, the transfer of a $468,000 loan to other real estate owned.  The decline in the allowance for loan losses was due to charge-offs totaling $202,000 on four outstanding loans previously reserved for prior to transferring them into other real estate owned, offset by an $85,000 increase in the allowance for loan losses through the provision for loan losses.

Deposits. Total interest-bearing deposits increased $8.7 million, or 11.0%, to $88.4 million at September 30, 2011 from $79.7 million at December 31, 2010. This growth in deposits was attributable to increases in certificates of deposit of $8.0 million, eSavings accounts of $734,000, and statement savings accounts of $251,000.  These increases were offset by a decrease in passbook savings accounts of $235,000. The increase in certificates of deposit was primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits. In addition to funding asset growth, the increase in deposits was used to payoff $1.8 million in Federal Home Loan Bank term borrowings.

Other Borrowings.  In June 2009, the Company borrowed $450,000 from a commercial bank to finance the acquisition of a building in Allentown, Pennsylvania which serves as the offices for the Bank’s subsidiaries which began operation in July 2009 and branch banking office that opened in February 2010.  The loan has an interest rate of 5.75%, matures on July 1, 2014 and is amortizing over 180 months. The balance on the loan at September 30, 2011 was $407,000.

Stockholders’ Equity.  Total stockholders’ equity increased $342,000 to $15.5 million at September 30, 2011 from $15.2 million at December 31, 2010. Contributing to the increase was net income for the nine months ended September 30, 2011 of $385,000, amortization of stock awards and options under our stock compensation plans of $89,000, and common stock earned by participants in the employee stock ownership plan of $53,000. These increases were offset by dividends paid of $100,000, an increase in accumulated other comprehensive loss of $38,000, and the purchase of 5,310 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $47,000.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General.  Net income amounted to $111,000 for the three months ended September 30, 2011, a decrease of $62,000, or 35.8%, compared to net income of $173,000 for three months ended September 30, 2010.  The decrease in net income on a comparative quarterly basis was primarily the result of decreases in non-interest income of $48,000 and net interest income of $24,000, and an increase in non-interest expense of $25,000, offset by a decrease in the provision for income taxes of $35,000.

Net Interest Income.  Net interest income decreased $24,000, or 2.6% to $903,000 for the three months ended September 30, 2011 from $927,000 for the comparable period in 2010.  The decrease was the result of a $32,000, or 2.3% decrease in interest income which was offset by an $8,000, or 1.6% decrease in interest expense.

Interest Income.  Interest income decreased $32,000, or 2.3%, to $1.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in interest income was due primarily to a 48 basis point decrease in the overall yield on interest-earning assets from 5.88% for the three months ended September 30, 2010 to 5.40% for the same period in 2011. The decrease in overall yield on interest-earning assets was primarily attributable to an 11 basis point decrease in the average yield on  net loans receivable which combined with a $528,000 decline in the average balance of  net loans receivable had the effect of decreasing interest income by $30,000.  Also contributing to the decrease was a $23,000 decline in interest income related to mortgage-backed securities primarily attributable to a $2.0 million decrease in the average balance between the two periods due to principal payments on these securities.  Offsetting these increases was an $8.7 million increase in the average balance of short-term investments and investment activities which when combined with a 17 basis point decrease in the average yield on short-term investments and investment activities had the effect of increasing interest income $21,000.  Increases in average short-term investments and investment securities was primarily funded by the $9.4 million period over period increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $8,000, or 1.6%, to $486,000 for the three months ended September 30, 2011 compared to $494,000 for the three months ended September 30, 2010.  The decrease was primarily attributable to a 23 basis point decrease in the overall cost of average interest-bearing liabilities to 2.12% for the three months ended September 30, 2011 from 2.35% for the three months ended September 30, 2010 which resulted in a decrease of $44,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from September 2010 to September 2011.  This decrease in interest expense due to rate was offset by a $7.5 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $36,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $8.6 million, average eSavings accounts of $996,000, and average statement savings accounts of $93,000, due to customer interest in higher yielding and secure investments.  These increases were offset by the decrease in average FHLB advances of $1.8 million as these advances were paid down and a decline in average passbook accounts of $273,000.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$23,950	$75	1.25	$15,260	$54	1.42%
Mortgage-backed securities	4,475	54	4.83	6,444	77	4.78
Loans receivable, net (1)	74,449	1,260	6.77	74,977	1,290	6.88
Total interest-earning assets	102,874	1,389	5.40%	96,681	1,421	5.88%
Non-interest-earning assets	5,133			4,661
Total assets	$108,007			$101,342
Interest-bearing liabilities:
Passbook accounts	$2,911	2	0.27%	$3,184	4	0.50%
Statement savings accounts	6,859	10	0.58	6,766	15	0.89
eSavings accounts	2,827	7	0.99	1,831	5	1.09
Certificate of deposit accounts	74,325	416	2.24	65,771	403	2.45
Total deposits	86,922	435	2.00	77,552	427	2.20
FHLB advances	4,252	45	4.23	6,057	61	4.03
Other borrowings	409	6	5.87	429	6	5.59
Total interest-bearing liabilities	91,583	486	2.12%	84,038	494	2.35%
Non-interest-bearing liabilities	859			879
Total liabilities	92,442			84,917
Stockholders’ Equity	15,565			16,425
Total liabilities and Stockholders’ Equity	$108,007			$101,342
Net interest-earning assets	$11,291			$12,643
Net interest income; average interest rate spread		$903	3.28%		$927	3.53%
Net interest margin (2)			3.51%			3.84%
Average interest-earning assets to average interest-bearing liabilities			112.33%			115.04%
_______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s  provision for loan losses was $29,000 for both of the three months ended September 30, 2011 and 2010, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2011.

Non-performing loans amounted to $3.0 million, or 4.00% of net loans receivable at September 30, 2011, consisting of thirty-three loans, nineteen of which are on non-accrual status and fourteen of which are 90 days or more past due and accruing interest. At December 31, 2010, non-performing loans amounted to $1.5 million, or 2.02% of net loans receivable, consisting of thirteen loans, seven of which were on non-accrual status and six of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2011 include thirteen one-to-four family non-owner occupied residential loans, nine home equity loans, six one-to-four family owner occupied residential loans, four commercial real estate loans, and one multi-family residential loan, and all are generally well-collateralized or adequately reserved for. Management does not anticipate any significant losses on these loans. During the quarter ended September 30, 2011, six loans were placed on non-accrual status resulting in the reversal of $21,000 of previously accrued interest income. Also during the quarter, one loan previously on non-accrual status was transferred to other real estate owned. Included in non-performing loans are nine loans identified as troubled debt restructurings which totaled $940,000 at September 30, 2011.  The allowance for loan losses as a percent of total loans receivable was 1.00% at September 30, 2011 and 1.15% at December 31, 2010.

Other real estate owned (OREO) amounted to $560,000 at September 30, 2011, consisting of four properties, none of which had a carrying value greater than $375,000. This compares to five properties totaling $1.2 million at December 31, 2010.  Non-performing assets amounted to $3.6 million, or 3.26% of total assets at September 30, 2011 compared to $2.7 million, or 2.64% of total assets at December 31, 2010.  During the quarter ended September 30, 2011, one one-to-four family non-owner occupied residential loan with an outstanding loan balance of $90,000 previously classified as non-accrual, was transferred into OREO at a fair value of approximately $55,000.  In conjunction with this transfer, $35,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold three OREO properties and realized an aggregate loss of $53,000 on the transactions.  The Company financed the purchase of all three properties.  In addition, the Company anticipates a loan closing on one additional OREO property currently under agreement of sale sometime in the fourth quarter of 2011.  No loss is anticipated on this transaction.  For the nine months ended September 30, 2011, the Company transferred four properties into OREO totaling $640,000 and sold five properties totaling $1.3 million.

Non-Interest Income.  Non-interest income decreased $48,000, or 53.9%, for the three months ended September 30, 2011 over the comparable period in 2010 due primarily to an aggregate loss of $53,000 realized on the sale of three other real estate owned properties.

Non-Interest Expense. Non-interest expense increased $25,000, or 3.6%, from $702,000 for the three months ended September 30, 2010 to $727,000 for the three months ended September 30, 2011.  Salaries and employee benefits expense accounted for $88,000 of the change as this expense increased 25.4%, from $347,000 for the three months ended September 30, 2010 to $435,000 for the three months ended September 30, 2011 due primarily to increased staff as the Company expanded its mortgage banking and lending operations and implemented employee health care benefits.  Also contributing to the period over period increase was an $11,000, or 22.4% increase in occupancy and equipment expense, a $6,000, or 11.8%  increase in directors’ fees and expenses and a $6,000, or 13.0% increase in other expense.  Offsetting these increases was a $56,000, or 147.4% decrease in FDIC deposit insurance expense, a $19,000, or 26.4% decrease in other real estate owned expense, an $8,000, or 9.5% decrease in professional fees, and a $3,000, or 20% decrease in advertising.  The decrease in FDIC deposit insurance expense was attributable to a combination of the change in the method the FDIC uses to calculate the assessment and a modification of the accrual estimate.

Provision for Income Tax.  The provision for income tax decreased $35,000, or 31.3%,  from $112,000 for the three months ended September 30, 2010 to $77,000 for the three months ended September 30, 2011 due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 41.0% for the 2011 period compared to 39.3% for the comparable period in 2010.

Earnings per Share.  Basic and diluted earnings per share decreased from $0.17 per share for the three months ended September 30, 2010 to $0.13 per share for the three months ended September 30, 2011 as a result of a $62,000 decrease in net income, offset by a reduction of 136,204 average basic shares outstanding and 135,775 average diluted shares outstanding during this same period.  The reduction in average shares outstanding was attributable to the purchase of 125,210 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases from September 30, 2010 through September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  Net income amounted to $385,000 from the nine months ended September 30, 2011 compared to $465,000 for the nine months ended September 30, 2010.  The $80,000, or 17.2% decrease was primarily the result of a $207,000 increase in non-interest expense and $14,000 decrease in non-interest income, offset by a $102,000 increase in net interest income and a $38,000 decrease in the provision for income taxes and a $1,000 decrease in the provision for loan losses.

Net Interest Income.  Net interest income increased $102,000 or 3.9%, to $2.7 million for the nine months ended September 30, 2011 from $2.6 million for the comparable period in 2010.  The increase was driven by a $70,000, or 1.7% increase in interest income and a $32,000, or 2.2% decrease in interest expense.

Interest Income.  Interest income increased $70,000, or 1.7%, to $4.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase was primarily attributable to an 11 basis point increase in the average yield on net loans receivable which when combined with a $223,000 increase in the average balance of net loans receivable had the effect of increasing interest income by $73,000.  Also contributing to the increase was an $8.9 million increase in the average balance of short-term investments and investment securities which when combined with a 11 basis point decrease in the average yield on short-term investments and investment securities had the effect of increasing interest income $72,000.  Offsetting these increases was a decrease in interest income related to mortgage-backed securities which declined $75,000 period over period due primarily to a $2.1 million decrease in the average balance between the two periods due to principal payments on these securities.  Increases in average short-term investments and investment securities was primarily funded by the $9.1 million period over period increase in average interest-bearing deposits.

Interest Expense.  Interest expense decreased $32,000, or 2.2%, to $1.4 million for the nine months ended September 30, 2011 compared to $1.5 million for the nine months ended September 30, 2010.  The decrease was primarily attributable to a 23 basis point decrease in the overall cost of average interest-bearing liabilities to 2.14% for the nine months ended September 30, 2011 from 2.43% for the nine months ended September 30, 2010 which resulted in a decrease of $181,000 of interest expense.  The decrease in rates was consistent with the decrease in market interest rates from September 2010 to September 2011.  This decrease in interest expense due to rate was offset by a $9.1 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $149,000.  The increase in the average balance of interest-bearing liabilities was primarily driven by the growth in average certificates of deposit of $9.8 million, average eSavings accounts of $872,000, and average statement savings accounts of $248,000, due to customer interest in higher yielding and secure investments. These increases were offset by the decrease in average FHLB advances of $1.6 million as these advances were paid down and a decline in average passbook accounts of $223,000.

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities	$21,425	$199	1.24%	$12,548	$127	1.35%
Mortgage-backed securities	4,826	174	4.81	6,943	249	4.78
Loans receivable, net (1)	74,106	3,751	6.75	73,883	3,678	6.64
Total interest-earning assets	100,357	4,124	5.48%	93,374	4,054	5.79%
Non-interest-earning assets	5,444			4,612
Total assets	$105,801			$97,986
Interest-bearing liabilities:
Passbook accounts	$3,024	8	0.35%	$3,247	15	0.62%
Statement savings accounts	6,902	37	0.71	6,654	53	1.06
eSavings accounts	2,743	20	0.97	1,871	17	1.21
Certificate of deposit accounts	71,491	1,202	2.24	61,718	1,174	2.54
Total deposits	84,160	1,267	2.01	73,490	1,259	2.28
FHLB advances	4,908	149	4.05	6,462	188	3.88
Other borrowings	414	18	5.80	434	19	5.84
Total interest-bearing liabilities	89,482	1,434	2.14%	80,386	1,466	2.43%
Non-interest-bearing liabilities	862			863
Total liabilities	90,344			81,249
Stockholders’ Equity	15,457			16,737
Total liabilities and Stockholders’ Equity	$105,801			$97,986
Net interest-earning assets	$10,875			$12,988
Net interest income; average interest rate spread		$2,690	3.34%		$2,588	3.36%
Net interest margin (2)			3.57%			3.70%
Average interest-earning assets to average interest-bearing liabilities			112.15%			116.16%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $1,000 from $86,000 for the nine months ended September 30, 2010 to $85,000 for the same period in 2011, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2011.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2011.”

Non-Interest Income.  As was the case for the quarter, the $14,000, or 5.9% decrease in non-interest income for the nine months ended September 30, 2011 over the comparable period in 2010 was primarily attributable to an aggregate loss of $53,000 realized on the sale of three other real estate owned properties.  This loss was offset by a combined $39,000 increase in fee income primarily generated by Quaint Oak Bank’s mortgage banking, title abstract and real estate sales subsidiaries.

Non-Interest Expense. Non-interest expense increased $207,000, or 10.5%, from $2.0 million for the nine months ended September 30, 2010 to $2.2 million for the nine months ended September 30, 2011.  Salaries and employee benefits expense accounted for $252,000 of the change as this expense increased 25.1%, from $1.0 million for the nine months ended September 30, 2010 to $1.3 million for the nine months ended September 30, 2011, due primarily to increased staff as the Company expanded its mortgage banking and lending operations and implemented employee health care benefits.  Occupancy and equipment expense accounted for $28,000 of the change as this expense increased 20.1%, from $139,000 for the nine months ended September 30, 2010 to $167,000 for the nine months ended September 30, 2011. This period over period increase was primarily attributable to the costs associated with the installation of a new telephone system and repairs, maintenance and real estate taxes related to our Lehigh Valley office.  Directors’ fees and expenses accounted for $15,000 of the change as this expense increased 9.7%, from $155,000 for the nine months ended September 30, 2010 to $170,000 for the nine months ended September 30, 2011, due primarily to the increased number of committee meetings.  The other real estate owned expense category increased $6,000, or 6.1%, from $98,000 for the nine months ended September 30, 2010 to $104,000 for the nine months ended September 30, 2011 as costs were incurred on the Bank’s foreclosed properties to maintain the properties and prepare them for resale.  Also contributing to the increase in non-interest expenses was a $6,000, or 4.0% increase in other expense.  Offsetting these increases was a $55,000, or 48.2% decrease in FDIC deposit insurance expense, a $36,000, or 13.6% decrease in professional fees, and a $9,000, or 20.5% decrease in advertising.  As was the case for the quarter, the decrease in FDIC deposit insurance expense was attributable to a combination of the change in the method the FDIC uses to calculate the assessment and a modification of the accrual estimate.

Provision for Income Tax.  The provision for income tax decreased $38,000, or 12.5%,  from $303,000 for the nine months ended September 30, 2010 to $265,000 for the nine months ended September 30, 2011 due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 40.8% for the 2011 period compared to 39.5% for the comparable period in 2010.

Earnings per Share.  Basic and diluted earnings per share was $0.44 per share for the nine months ended September 30, 2011 and 2010 as a  result of a reduction of 187,063 average basic shares outstanding and  186,396 average diluted shares outstanding during this same period which offset the $80,000 period over period decrease in net income.  The reduction in average shares outstanding was attributable to the purchase of 125,210 shares of the Company’s stock in the open-market as part of the Company’s stock repurchase programs, as well as other private repurchases from September 30, 2010 through September 30, 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2011, the Company's cash and cash equivalents amounted to $10.5 million.  At such date, the Company also had $3.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2011, Quaint Oak Bank had outstanding commitments to originate loans of $1.7 million and commitments under unused lines of credit of $3.3 million.

At September 30, 2011, certificates of deposit scheduled to mature in less than one year totaled $34.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2011, we had $3.8 million of advances from the Federal Home Loan Bank of Pittsburgh and had $44.3 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  The Bank currently has a line of credit commitment from another bank for borrowings up to $1.5 million.  There were no borrowings under this line of credit at September 30, 2011.

Our stockholders’ equity amounted to $15.5 million at September 30, 2011, an increase of $342,000 from December 31, 2010. Contributing to the increase was net income for the nine months ended September 30, 2011 of $385,000, amortization of stock awards and options under our stock compensation plans of $89,000, and common stock earned by participants in the employee stock ownership plan of $53,000. These increases were offset by dividends paid of $100,000, an increase in accumulated other comprehensive loss of $38,000, and the purchase of 5,310 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $47,000.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2011, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.26%, 21.49% and 22.64%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2011, we had unfunded commitments under lines of credit of $3.3 million and $1.7 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2011 – July 31, 2011	-	$-	-	68,225
August 1, 2011 – August 31, 2011	-	-	-	68,225
September 1, 2011 – September 30, 2011	5,000	8.75	5,000	63,225
Total	5,000	$8.75	5,000	63.225

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
____________________
*
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

Date:	November 14, 2011		/s/Robert T. Strong
		By:	Robert T. Strong
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/John J. Augustine
John J. Augustine
Chief Financial Officer