Form 10-K
period 2011-12-31
QUAINT OAK BANCORP INC
filed 2012-03-30
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number: 000-52694
QUAINT OAK BANCORP, INC.
(Exact name of Registrant as specified in its charter)
Pennsylvania	35-2293957
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code:     (215) 364-4059
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES   [   ]     NO   [X]
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $9.60 on June 30, 2011, the last day of the Registrant’s second quarter was $6,934,858 (992,126 shares outstanding less 269,745 shares held by affiliates at $9.60 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of March 27, 2012: 987,126
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2011 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Quaint Oak Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Quaint Oak Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Quaint Oak Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Quaint Oak Bancorp is or will be engaged. Quaint Oak Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and a branch office located in the Lehigh Valley area of Pennsylvania.  Quaint Oak Bank through its subsidiary companies also conducts mortgage banking, real estate sales and title abstract businesses.  As of December 31, 2011, Quaint Oak Bank’s primary market area includes Bucks County, Pennsylvania and, to a lesser extent, Montgomery, Philadelphia and Lehigh Counties of Pennsylvania.  As of December 31, 2011, Quaint Oak Bancorp had $109.2 million of total assets, $88.5 million of deposits and $15.7 million of stockholders' equity.  Quaint Oak Bancorp’s stockholders' equity constituted 14.4% of total assets as of December 31, 2011.

Quaint Oak Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, commercial real estate, multi-family and construction loans secured by property in our market area.  Quaint Oak Bank also originates home equity loans and commercial lines of credit secured by residential properties in our lending area.  To a lesser extent, Quaint Oak Bank offers mortgage banking, real estate sales and title abstract services through its subsidiary companies.  Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").  Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking.  Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Board of Governors of  the Federal Reserve System (“Federal Reserve Board”).  Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System").  Quaint Oak Bank is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained against deposits and certain other matters.

Quaint Oak Bancorp’s principal executive offices are located at 501 Knowles Avenue, Southampton, Pennsylvania 18966 and its telephone number is (215) 364-4059.

Quaint Oak Bank's Lending Activities

General.  At December 31, 2011, the net loan portfolio of Quaint Oak Bank amounted to $75.3 million, representing approximately 69.0% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans, construction loans and commercial lines of credit.  At December 31, 2011, one-to-four family residential loans amounted to $41.8 million, or 54.8% of its total loan portfolio of which $12.2 million or 15.9% consisted of owner occupied properties and $29.6 million or 38.9% consisted of non-owner occupied properties.  At December 31, 2011, commercial real estate loans totaled $18.2 million, or 23.9% of its total loan portfolio.  Construction loans totaled $5.3 million, or 6.9% of the total loan portfolio at December 31, 2011.  Multi-family residential loans totaled $3.7 million, or 4.9% of the total loan portfolio at December 31, 2011.  Home equity loans totaled $5.5 million, or 7.2% of the total loan portfolio at December 31, 2011.  As part of our desire to diversify the loan portfolio, Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.7 million, or 2.2% of the total loan portfolio at December 31, 2011.

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

As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loan to one borrower limit.  Our lending policy limits our loans to one borrower to an aggregate of 15% of the Bank’s capital which amounts to $2.1 million at December 31, 2011.  At December 31, 2011, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were two totaling $1.2 million each, two totaling $1.1 million each and $1.0 million.   The loans primarily consisted of one-to-four family non-owner occupied residential and commercial real estate loans.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2011.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010
	Amount	%	Amount	%
Real estate loans:		(Dollars in Thousands)
One-to-four family residential:
Owner occupied	$12,153	15.9%	$13,428	17.8%
Non-owner occupied	29,606	38.9	26,263	34.7
Total one-to-four family residential loans	41,759	54.8	39,691	52.5

Multi-family residential	3,715	4.9	3,226	4.3
Commercial real estate	18,200	23.9	18,773	24.8
Commercial lines of credit	1,654	2.2	1,854	2.5
Construction	5,263	6.9	5,773	7.6
Home equity loans	5,491	7.2	6,181	8.2
Total real estate loans	76,082	99.9	75,498	99.9

Auto loans	41	-	75	0.1
Loans secured by deposits	59	0.1	15	-
Total loans	76,182	100.0%	75,588	100.0%
Less:
Deferred loan fees and costs	(38)		(7)
Allowance for loan losses	(805)		(871)
Net loans (1)	$75,339		$74,710
____________________

(1)    Does not include loans held for sale of $413,000 at December 31, 2011.

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

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2011 or 2010. We sold $11.7 million of loans in 2011 and did not sell any loans in 2010.
	Year Ended December 31,
	2011	2010
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$12,599	$1,509
One-to-four family residential non-owner occupied (2)	6,651	3,444
Multi-family residential	893	313
Commercial real estate and lines of credit	1,329	6,043
Construction	6,839	8,179
Home equity	730	1,862
Consumer non-real estate	66	21
Total loan originations	29,107	21,371
Loans sold	(11,702)	--
Loan principal repayments	(15,153)	(18,653)
Total loans sold and principal repayments	(26,855)	(18,653)
Decreases due to other items, net (3)	(1,210)	(736)
Net increase in loan portfolio	$1,042	$1,982
____________________

(1)     Includes $10.9 million of loans originated for sale.
(2)     Includes $1.2 million of loans originated for sale.
(3)    Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity to its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and to a lesser extent, Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2011, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

		1-4 Family
	1-4 Family	Residential		Commercial
	Residential	Non-	Multi-	Real Estate			Consumer
	Owner	Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Total
			(In Thousands)
Amounts due after December 31, 2011 in:
One year or less	$1,541	$3,338	$887	$5,162	$4,696	$1,411	$22	$17,057
After one year through three years	2,306	11,655	540	5,820	448	38	30	20,837
After three years through five years	1,535	719	460	1,245	--	200	11	4,170
After five years through ten years	1,193	2,243	577	1,709	30	1,204	37	6,993
After ten years through 15 years	712	2,238	139	1,653	--	2,538	--	7,280
After 15 years	4,866	9,413	1,112	4,265	89	100	--	19,845
Total	$12,153	$29,606	$3,715	$19,854	$5,263	$5,491	$100	$76,182

The following table shows the dollar amount of our loans at December 31, 2011 due after December 31, 2012 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		Adjustable-
	Fixed-Rate	Rate	Total
		(In Thousands)
One-to-four family residential owner occupied	$10,565	$--	$10,565
One-to-four family residential non-owner occupied	4,817	21,497	26,314
Multi-family residential	2,288	540	2,828
Commercial real estate and lines of credit	3,380	11,312	14,692
Construction	567	--	567
Home equity	4,081	--	4,081
Consumer non-real estate	78	--	78
Total	$25,776	$33,349	$59,125

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2011, $12.2 million, or 15.9%, of our total loan portfolio, before net items, consisted of one-to-four family residential loans. All of these loans originated for portfolio have been originated with fixed rates of interest.

Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights.   For the year ended December 31, 2011, loans originated for sale through Quaint Oak Mortgage LLC totaled $12.1 million and $11.7 million of these loans were sold in the secondary market.  We did not sell any loans in 2010.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2011, $29.6 million, or 38.9%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

Multi-Family Residential  Loans.  Quaint Oak Bank originates loans for multi unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2011, $3.7 million, or 4.9%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2011, $18.2 million, or 23.9% of our total loan portfolio consisted of commercial real estate loans and $1.7 million or 2.2% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally granted for the purpose of building or renovating a single family residential home.  We do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  We do not fund an interest reserve.  When the construction is finished, the amount of the outstanding loan is less than 75% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2011, $5.3 million, or 6.9% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  At December 31, 2011, $5.5 million, or 7.2% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

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

     Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $2.1 million and $984,000 of non-accrual loans at December 31, 2011 and December 31, 2010, respectively.

    Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $385,000 and $1.2 million at December 31, 2011 and 2010, respectively.

    Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2011.

	December 31, 2011
	30-89		90 or More Days
	Days Overdue		Overdue
	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance
		(Dollars in Thousands)
One-to-four family residential-owner occupied	4	$1,009	1	$53
One-to-four family residential-non-owner occupied	6	407	5	369
Multi-family residential	--	--	1	201
Commercial real estate and lines of credit	8	1,154	3	407
Construction	1	80	--	--
Home equity	7	524	6	184
Consumer non-real estate	1	11	--	--
Total delinquent loans	27	$3,185	16	$1,214
Delinquent loans to total net loans		4.23%		1.61%
Delinquent loans to total loans		4.18%		1.59%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2011	2010
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$808	$539
One-to-four family residential-non-owner occupied	624	422
Commercial real estate and lines of credit	427	--
Home equity	256	23
Total non-accruing loans	2,115	984
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	53	61
One-to-four family residential-non-owner occupied	369	353
Multi-family residential	201	--
Commercial real estate and lines of credit	407	108
Home equity	184	--
Total accruing loans 90 days or more past due	1,214	522
Total non-performing loans (1)	3,329	1,506
Other real estate owned, net	185	1,191
Total non-performing assets	3,514	2,697
Troubled debt restructurings (2)	492	430
Total non-performing assets and troubled debt restructurings	$4,006	$3,127
Total non-performing loans as a percentage of loans, net	4.42%	2.02%
Total non-performing loans as a percentage of total assets	3.05%	1.48%
Total non-performing assets as a percentage of total assets	3.22%	2.64%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	3.67%	3.06%
__________________

(1)         Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)         Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2011 we had nine loans totaling $937,000 identified as troubled debt restructuring (TDRs) compared to five troubled debt restructurings at December 31, 2010 totaling $430,000.  One of the TDRs at December 31, 2011 in the amount of $71,000 was on non-accrual status, six TDRs totaling $374,000 were 90 days or more past and accruing, one TDR in the amount of $182,000 was 30-89 days past due, and one TDR in the amount of $310,000 was current.  All the Company’s TDRs as of December 31, 2011 have modifications with terms of interest-only payments for a period of six months. In some cases the modification terms may include a small payment of principal in addition to interest. The loans have continued to pay in accordance with their modified contractual terms, and based on the loan-to-value ratios of these loans, approximately $20,000 of the allowance for loan losses was allocated to these loans at December 31, 2011.

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

Allowance for Loan Losses.  At December 31, 2011, Quaint Oak Bank's allowance for loan losses amounted to $805,000.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2011	2010
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$75,339	$74,710

Average loans outstanding	$74,150	$73,994

Allowance for loan losses, beginning of period	$871	$835
Provision for loan losses	137	114
Charge-offs:
One-to-four family residential-owner occupied	(93)	--
One-to-four family residential non-owner occupied	(110)	(78)
Total charge-offs	(203)	(78)
Recoveries on loans previously charged off	--	--
Allowance for loan losses, end of period	$805	$871

Allowance for loan losses as a percent of non-performing loans	24.18%	57.84%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.11%

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2011		2010
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$114	15.9%	$185	17.8%
One-to-four family residential non-owner occupied	351	38.9	335	34.7
Multi-family residential	26	4.9	23	4.3
Commercial real estate and lines of credit	148	26.1	155	27.3
Construction	35	6.9	40	7.6
Home equity	83	7.2	92	8.2
Consumer non-real estate	1	0.1	1	0.1
Unallocated	47	--	40	--
Total	$805	100.0%	$871	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2011, we had $6.7 million of securities classified as available for sale, $3.9 million of securities classified as held to maturity and no securities classified as trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment. On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through December 31, 2011 a total of 180,500 shares have been repurchased at $1.00 per share from Quaint Oak Bank.  In February 2012, the FHLB of Pittsburgh repurchased 30,900 shares from Quaint Oak Bank at $1.00 per share and also announced a dividend of 0.10 percent annualized be calculated on stockholders’ average capital stock held during the period October 1, 2011 to December 31, 2011.  This dividend was paid in February 2012.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2011	2010
	(In Thousands)
Interest-earning time deposits with other financial institutions	$8,082	$6,001
U.S. Government agency obligations	3,457	1,737
Corporate bonds	1,668	--
Short-term bond fund	1,070	1,037
Limited-term bond fund	512	497
Mortgage-backed securities	3,888	5,406
FHLB of Pittsburgh stock	616	757
Total	$19,293	$15,435

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.

	Amounts at December 31, 2011 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$3,058	1.54%	$5,024	2.06%	$--	--%	$--	--%
U.S. Government agency obligations	--	--	--	--	3,457	1.05%	--	--
Corporate bonds	--	--	1,431	3.79	237	3.80%	--	--
Mortgage-backed securities	--	--	--	--	--	--	3,888	4.66
Total	$3,058	1.54%	$6,455	2.46%	$3,694	1.24%	$3,888	4.66%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts.  Quaint Oak Bank does, however, offer an eSavings deposit account product.  This account allows customers to earn money market rates on their funds.  Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2011, the eSavings account deposits totaled $3.9 million.

Quaint Oak Bank has not solicited deposits from outside Pennsylvania or paid fees to brokers to solicit funds for deposit.  At December 31, 2011, approximately 12% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

      The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2011		2010
	Amount	%	Amount	%
		(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$8,279	9.3%	$4,228	5.3%
1.00% - 1.99%	24,691	27.9	27,833	34.9
2.00% - 2.99%	26,277	29.7	17,569	22.1
3.00% - 3.99%	11,259	12.7	12,433	15.6
4.00% - 4.99%	4,130	4.7	5,250	6.6
5.00% - 5.99%	47	0.1	248	0.3
Total certificate accounts	74,683	84.4	67,561	84.8
Transaction accounts:
Passbook	2,943	3.3	3,079	3.9
Statement savings accounts	6,975	7.9	6,798	8.5
eSavings accounts	3,924	4.4	2,253	2.8
Total transaction accounts	13,842	15.6	12,130	15.2
Total deposits	$88,525	100.0%	$79,691	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
		2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
			(Dollars in Thousands)
Passbook	$2,983	$11	0.37%	$3,217	$18	0.56%
Statement savings accounts	6,931	44	0.63	6,702	67	1.00
eSavings accounts	2,861	28	0.98	1,913	22	1.15
Certificates of deposit	72,466	1,617	2.23	63,313	1,578	2.49
Total interest-bearing deposits	85,421	1,700	1.99	75,145	1,685	2.24
Total deposits	$85,421	$1,700	1.99%	$75,145	$1,685	2.24%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2011	2010
	(In Thousands)
Total deposits	$25,565	$30,695
Total withdrawals	(18,428)	(20,941)
Interest credited	1,697	1,685
Total increase in deposits	$8,834	$11,439

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2011.

	Balance at December 31, 2011 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
			(In Thousands)
0.00% - 0.99%	$8,079	$200	$--	$--	$8,279
1.00% - 1.99%	17,160	5,478	1,952	101	24,691
2.00% - 2.99%	8,495	3,826	3,269	10,687	26,277
3.00% - 3.99%	496	1,387	1,096	8,280	11,259
4.00% - 4.99%	1,130	2,986	14	--	4,130
5.00% - 5.99%	--	47	--	--	47
Total certificate accounts	$35,360	$13,924	$6,331	$19,068	$74,683

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2011 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2012	$3,552	1.71%
June 30, 2012	3,038	1.42
September 30, 2012	2,572	1.47
December 31, 2012	2,270	1.66
After December 31, 2012	18,510	2.73
Total certificates of deposit with balances of $100,000 or more	$29,942	2.29%

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

As of December 31, 2011, Quaint Oak Bank was permitted to borrow up to an aggregate total of $42.0 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $3.8 million and $5.6 million at December 31, 2011 and 2010, respectively.   At present, however, we are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on a decision in 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at December 31, 2011.

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  This loan was paid off on November 10, 2011.  The loan had an interest rate of 5.75%, a maturity of July 1, 2014, and was amortizing over 180 months. The loan had a balance $403,000 at the time of payoff and $442,000 at December 31, 2010.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2011	2010
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$4,631	$6,246
Maximum amount outstanding at any month-end during the period	4,631	6,850
Balance outstanding at end of period	3,800	5,600
Average interest rate during the period	4.04%	3.92%
Weighted average interest rate at end of period	4.09%	3.95%

Other borrowings:
Average balance outstanding	$377	$433
Maximum amount outstanding at any month-end during the period	423	442
Balance outstanding at end of period	--	423
Average interest rate during the period	5.75%	5.75%
Weighted average interest rate at end of period	--%	5.75%

Total Employees

Quaint Oak Bank had 19 full-time employees and one part-time employee at December 31, 2011. None of these employees are represented by a collective bargaining agreement, and Quaint Oak Bank believes that it enjoys good relations with its personnel.

Market Area

As of December 31, 2011, Quaint Oak Bank's primary market area for loans and deposits is in Southampton, Pennsylvania, particularly southwestern Bucks County, southeastern Montgomery County and northeast Philadelphia.  In February 2010, the Bank also established a branch banking office in Allentown, Pennsylvania to serve the Lehigh Valley area.  Quaint Oak Bank's operating strategy is based on strong personal service and operating efficiency.

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

At June 30, 2011, the latest date for which information is available, the size of the market in Bucks County, Pennsylvania, as defined by total Federal Deposit Insurance Corporation insured deposits, was $14.9 billion, populated by 261 branch offices.  Based on information available on the Federal Deposit Insurance Corporation's website at www.fdic.gov, commercial banks accounted for $12.1 billion of such deposits, served by 205 of the 261 branches.  Savings institutions had the remaining 56 branches totaling $2.8 billion in deposits, or 18.7% of the market.

REGULATION

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. At this time savings and loan holding companies became regulated by the Federal Reserve Board. The new law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Quaint Oak Bank and Quaint Oak Bancorp. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

      The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bank:

•
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. However, smaller financial institutions, like Quaint Oak Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

      The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bancorp:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011.

•
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies are extended to thrift holding companies.  However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to Quaint Oak Bancorp.

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

•
Public companies are now required, or for smaller companies such as Quaint Oak Bancorp will be required for meetings after January 21, 2013, to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is now required, or for smaller companies such as Quaint Oak Bancorp will be required for meetings after January 21, 2013,  regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

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

Regulation of Quaint Oak Bancorp

General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners' Loan Act to be treated as a "savings association" for purposes of Section 10 of the Home Owners' Loan Act.  As a result, Quaint Oak Bancorp is currently regulated by the Federal Reserve Board and is subject to the regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Federal Reserve Board’s qualified thrift lender requirement, dividend restrictions and transactions with affiliates regulations.

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

•
any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Federal Reserve Board; and

•	any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•	financial, investment, or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in, or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Quaint Oak Bancorp cannot be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2011, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

If the subsidiary savings association fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners' Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

Qualified Thrift Lender Test. A savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners' Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Currently the Qualified Thrift Lender test in the Home Owners' Loan Act requires that 65% of an institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every twelve months.  To be a Qualified Thrift Lender under the IRS test, the savings institution must meet the “business operations test” and a “60 percent assets test”, each defined in the Internal Revenue Code.  A savings association subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test is immediately subject to the following restrictions on its operations:

•
the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings association;

•	the branching powers of the institution shall be restricted to those of a national bank; and

•	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank and must be necessary to meet the obligations of its holding company.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for both a national bank and a savings association (subject to safety and soundness considerations).  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the Qualified Thrift Lender test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2011, 94% of its portfolio assets meet the requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Federal Reserve Board, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary.  Except with the prior approval of the Federal Reserve Board, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

The Federal Reserve Board may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the association to be acquired is located specifically permit associations to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

Federal Securities Laws.  Quaint Oak Bancorp's common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended.  Quaint Oak Bancorp is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  As a public company, Quaint Oak Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

The Pennsylvania Department of Banking generally examines each savings bank not less frequently than once every two years.  Although the Pennsylvania Department of Banking may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of its own examination, the present practice is for the Pennsylvania Department of Banking to conduct individual examinations.  The Pennsylvania Department of Banking may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking why such person should not be removed.

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

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessment rates are between 2.5 and 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology reflected in the premium invoices due September 30, 2011.

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  Under the prepaid assessment rule, we made a payment of $405,000 to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $356,000 of this payment as a prepaid expense.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted.  Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three-year time period.  The prepaid balance at December 31, 2011 was $180,000.

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

At December 31, 2011, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 14 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

At December 31, 2011, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Restrictions on Capital Distributions. Federal Reserve Board and Federal Deposit Insurance Corporation regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  These regulations apply to Quaint Oak Bancorp because Quaint Oak Bank is considered a savings association for certain purposes under Home Owners' Loan Act, as amended.  Under applicable regulations, a savings association must file an application for Federal Deposit Insurance Corporation approval of the capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Federal Deposit Insurance Corporation-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the Federal Deposit Insurance Corporation.

If an application is not required to be filed, state savings banks that elect to be treated as savings associations such as Quaint Oak Bank must still file a notice with the Federal Deposit Insurance Corporation at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; or (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital. In addition, a savings institution, such as Quaint Oak Bank, that is the subsidiary of a stock saving and loan holding company, must also file a notice with the appropriate Federal Reserve Bank at least 30 days before the proposed declaration of a dividend by its board of directors.

   A savings association that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Federal Deposit Insurance Corporation.  In addition, the Federal Deposit Insurance Corporation may prohibit a proposed capital distribution, which would otherwise be permitted by Federal Deposit Insurance Corporation regulations, if the Federal Deposit Insurance Corporation determines that such distribution would constitute an unsafe or unsound practice.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2011, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2011, Quaint Oak Bank was in compliance with these reserve requirements.

TAXATION

Federal Taxation

General.  Quaint Oak Bancorp and Quaint Oak Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below.  For federal income tax purposes, Quaint Oak Bancorp files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis.  The applicable federal income tax expense or benefit will be properly allocated to each entity based upon taxable income or loss calculated on a separate company basis.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2011, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2011 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2011 with respect to our main office located in Southampton, Pennsylvania, and our mortgage banking, real estate sales and title abstract  property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
607 Lakeside Drive Southampton, Pennsylvania 18966	Leased	--(1)	$--	$86,162
609 Lakeside Drive Southampton, Pennsylvania 18966	Leased	11/30/10(1)	5	--
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	984	2,363
____________________
(1)
Such lease is month to month, with 120 days' notice required for termination. The lease will expire on March 31, 2012, when Quaint Oak Bancorp relocates to 501 Knowles Avenue, Southampton, Pennsylvania.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

      Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.

(a)           Quaint Oak Bancorp's common shares have been quoted on the OTC Bulletin Board ("OTCBB") since July 2007, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2011 and 2010.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTCBB.

Quarter ended:	High	Low	Cash dividends per share
December 31, 2011	$8.56	$8.00	$0.035
September 30, 2011	$9.60	$8.10	$0.035
June 30, 2011	$10.05	$9.15	$0.035
March 31, 2011	$10.10	$9.40	$0.035

Quarter ended:	High	Low	Cash dividends per share
December 31, 2010	$10.00	$8.25	$0.030
September 30, 2010	$9.20	$8.25	$0.030
June 30, 2010	$9.50	$9.05	$0.030
March 31, 2010	$9.25	$8.50	$0.030

As of December 31, 2011, Quaint Oak Bancorp had 987,126 common shares outstanding held of record by 197 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b)           Not applicable.

(c)      Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2011 are set forth in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 October 1, 2011 – October 31, 2011	--	$--	--	63,225
Month #2 November 1, 2011 – November 30, 2011	--	--	--	63,225
Month #3 December 1, 2011 – December 31, 2011	--	--	--	63,225
Total	--	$--	--	63,225

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 52 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2012 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	125,010(1)	$10.00(1)	43,752
Equity compensation plans not approved by security holders	--	--	--
Total	125,010	$10.00	43,752
____________________
(1)	Includes17,440 shares subject to restricted stock grants which were not vested as of December 31, 2011. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Retstated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business
	- Subsidiaries" of this Form 10-K for the required information	--
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	(4)
101.SCH	XBRL Taxonomy Extension Schema Document	(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(4)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	(4)
_____________________
*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 0000-52694)
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008

(4)
These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.
Date: March 27, 2012	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 27, 2012
Robert T. Strong

/s/John J. Augustine	Chief Financial Officer	March 27, 2012
John J. Augustine

/s/Robert J. Phillips	Chairman	March 27, 2012
Robert J. Phillips

	Director	March __, 2012
George M. Ager, Jr.

	Director	March __, 2012
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 27, 2012
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 27, 2012
Kenneth R. Gant

/s/Marsh B. Spink	Director	March 27, 2012
Marsh B. Spink