Form 10-Q
period 2012-03-31
QUAINT OAK BANCORP INC
filed 2012-05-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania 18966
(Address of principal executive offices)

(215) 364-4059
(Registrant’s telephone number)

607 Lakeside Drive, Southampton, Pennsylvania 18966
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2012, 987,126 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2012	2011
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$701	$609
Due from banks, interest-bearing	2,507	11,078
Cash and cash equivalents	3,208	11,687
Investment in interest-earning time deposits	8,093	8,082
Investment and mortgage-backed securities available for sale, at fair value	11,217	6,707
Mortgage-backed securities held to maturity (fair value-2011 $4,248)	-	3,888
Loans held for sale	3,378	413
Loans receivable, net of allowance for loan losses (2012 $873; 2011 $805)	77,950	75,339
Accrued interest receivable	615	543
Investment in Federal Home Loan Bank stock, at cost	585	616
Premises and equipment, net	1,421	1,124
Other real estate owned, net	25	185
Prepaid expenses and other assets	588	605

Total Assets	$107,080	$109,189

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$86,359	$88,525
Federal Home Loan Bank advances	3,800	3,800
Accrued interest payable	96	98
Advances from borrowers for taxes and insurance	484	822
Accrued expenses and other liabilities	191	248
Total Liabilities	90,930	93,493

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 987,126 outstanding at March 31, 2012 and December 31, 2011	14	14
Additional paid-in capital	13,542	13,513
Treasury stock, at cost: 2012 and 2011 401,499 shares	(3,683)	(3,683)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(709)	(727)
Recognition & Retention Plan Trust (RRP)	(280)	(280)
Accumulated other comprehensive income (loss)	210	(56)
Retained earnings	7,056	6,915
Total Stockholders' Equity	16,150	15,696

Total Liabilities and Stockholders’ Equity	$107,080	$109,189

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except share data)
Interest Income

Interest on loans	$1,303	$1,236
Interest and dividends on short-term investments and investment securities	132	121

Total Interest Income	1,435	1,357

Interest Expense

Interest on deposits	411	406
Interest on Federal Home Loan Bank advances	40	54
Interest on other borrowings	-	6

Total Interest Expense	451	466

Net Interest Income	984	891

Provision for Loan Losses	71	27

Net Interest Income after Provision for Loan Losses	913	864

Non-Interest Income
Mortgage banking and title abstract fees	151	46
Other fees and services charges	12	10
Gain on sale of SBA loan	32	-
Loss on sales of other real estate owned	(6)	-
Other	10	23
Total Non-Interest Income, net	199	79

Non-Interest Expense
Salaries and employee benefits	493	385
Directors’ fees and expenses	55	58
Occupancy and equipment	75	51
Professional fees	78	76
FDIC deposit insurance assessment	32	39
Other real estate owned expenses	8	13
Advertising	14	11
Other	68	46
Total Other Expenses	823	679

Income before Income Taxes	289	264

Income Taxes	113	107

Net Income	$176	$157
Earnings per share – basic	$0.20	$0.18
Average shares outstanding - basic	880,380	867,913
Earnings per share - diluted	$0.20	$0.18
Average shares outstanding - diluted	886,222	875,670

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(In Thousands)

Net Income	$176	$157

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities available-for-sale, net of tax of $18 and $(1)	$35	$(2)

Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax $120 in 2012	231	-

Reclassification adjustment for gains (losses) on sale of investment securities included in net income	-	-
Net other comprehensive income (loss)	$266	$(2)

Total Comprehensive Income	$442	$155

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Three Months Ended March 31, 2012
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	(Loss) Income	Earnings	Equity
			(In thousands, except share data)
BALANCE – December 31, 2011	987,126	$14	$13,513	$(3,683)	$(1,007)	$(56)	$6,915	$15,696
Common stock released by ESOP			(1)		18			17

Stock based compensation expense			30					30

Cash dividends declared ($0.035 per share)							(35)	(35)

Net income							176	176

Unrealized gain on securities, net of deferred taxes						266		266

BALANCE – March 31, 2012	987,126	$14	$13,542	$(3,683)	$(989)	$210	$7,056	$16,150

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities	(In Thousands)
Net income	$176	$157
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	71	27
Depreciation expense	19	13
Net accretion of securities discounts	(3)	(2)
Amortization of deferred loan fees and costs	8	7
Deferred income taxes	-	(2)
Stock-based compensation expense	46	47
Gain on the sale of loans held for sale	(73)	(3)
Net loss on sale of other real estate owned	6	-
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(5,665)	(747)
Loans held for sale-proceeds	2,773	310
Accrued interest receivable	(72)	(43)
Prepaid expenses and other assets	(120)	(56)
Accrued interest payable	(2)	(3)
Accrued expenses and other liabilities	(57)	(208)
Net Cash Used in Operating Activities	(2,893)	(503)
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(11)	544
Purchase of investment securities available for sale	(514)	(613)
Principal payments received on mortgage-backed securities held to maturity	299	426
Net (increase) decrease in loans receivable	(2,690)	532
Net decrease in investment in Federal Home Loan Bank stock	31	38
Proceeds from the sale of other real estate owned	154	-
Purchase of premises and equipment	(316)	(43)
Net Cash (Used in) Provided by Investing Activities	(3,047)	884
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(2,166)	1,823
Repayment of other borrowings	-	(6)
Dividends paid	(35)	(30)
Decrease in advances from borrowers for taxes and insurance	(338)	(253)
Net Cash (Used in) Provided by Financing Activities	(2,539)	1,534
Net (Decrease) Increase in Cash and Cash Equivalents	(8,479)	1,915
Cash and Cash Equivalents – Beginning of Period	11,687	8,650
Cash and Cash Equivalents – End of Period	$3,208	$10,565

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$453	$469
Cash payments for income taxes	$113	$290
Transfer of loans to other real estate owned	$-	$210
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$3,591	$-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly owned subsidiaries.  At March 31, 2012, the Bank has four wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim information and with the instructions to Form 10-Q, as applicable to a smaller reporting company.  Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2011 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2011 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Loans Receivable.  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  The Bank is generally amortizing these amounts over the contractual life of the loan.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2011 and 2010.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On   October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through March 31, 2012 a total of 211,400 shares have been repurchased at $1.00 per share from the Bank.  In February 2012, the FHLB of Pittsburgh also announced a dividend of 0.10 percent annualized calculated on the stockholders’ average capital stock held during the period from October 1, 2011 to December 31, 2011.  This dividend was paid in February 2012.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at March 31, 2012 and December 31, 2011 was $25,000 and $185,000, respectively.

Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At March 31, 2012, the Company has two share-based plans; the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 8.

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

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months ended March 31, 2012 and March 31, 2011, all outstanding stock options (107,570 options) were antidilutive.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements. In May 2011, the FASB issued ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have an impact on our financial position or results of operations but expanded disclosures relating to fair value.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  The intent of this standard is to increase the prominence of comprehensive income in the financial statements.  This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single format would include the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income.  In the two statement approach, the first statement would be the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income.  The amendments in this ASU will be applied retrospectively, and will be required for the Company beginning in the first quarter 2012. The adoption of this new guidance did not have an impact on our financial position or results of operations.

Reclassifications.   Certain items in the 2011 consolidated financial statements have been reclassified to conform to the presentation in the 2012 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2012 and December 31, 2011, by contractual maturity, are shown below:

	March 31, 2012	December 31, 2011
	(In Thousands)
Due in one year or less	$3,308	$3,058
Due after one year through five years	4,785	5,024
	$8,093	$8,082

Note 3 – Investment and Mortgage-backed Securities Available for Sale

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2012 and December 31, 2011 are summarized below (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$3,950	$3	$(3)	$3,950
FNMA pass-through certificates (1)	1,907	210	-	2,117
FHLMC pass-through certificates (1)	1,684	141	-	1,825
Corporate securities	1,743	13	(42)	1,714
Short-term bond fund	1,094	2	-	1,096
Limited-term bond fund	520	-	(5)	515
	$10,898	$369	$(50)	$11,217

(1)	On March 30, 2012, the Company transferred these securities designated as held to maturity into the investment and mortgage-backed securities available for sale category.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Government agency securities	$3,450	$8	$(1)	$3,457
Corporate securities	1,742	-	(74)	1,668
Short-term bond fund	1,082	-	(12)	1,070
Limited-term bond fund	518	-	(6)	512
	$6,792	$8	$(93)	$6,707

The amortized cost and fair value of available for sale debt securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,493	$1,474
Due after one year through five years	5,884	6,015
Due after five years through ten years	1,907	2,117
	$9,284	$9,606

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment and Mortgage-backed Securities Available for Sale (Continued)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 (in thousands):

				March 31, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government agency securities	3	$1,446	$(3)	$-	$-	$1,446	$(3)
Corporate securities	5	1,455	(42)	-	-	1,455	(42)
Limited-term bond fund	1	-	-	515	(5)	515	(5)

Total	9	$2,901	$(45)	$515	$(5)	$3,416	$(50)

				December 31, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency securities	1	$499	$(1)	$--	$--	$499	$(1)
Corporate securities	6	1,668	(74)	--	--	1,668	(74)
Short-term bond fund	1	1,070	(12)	--	--	1,070	(12)
Limited-term bond fund	1	--	--	512	(6)	512	(6)

Total	9	$3,237	$(87)	$512	$(6)	$3,749	$(93)

At March 31, 2012, there were eight debt securities in a gross unrealized loss position that at such date had an aggregated depreciation of 1.55% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment.

At March 31, 2012, there was one bond fund in an unrealized loss position that at such date had an aggregated depreciation of 0.94% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost; the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2012 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three months ended March 31, 2012 and 2011.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Mortgage-backed Securities Held to Maturity

On March 30, 2012, the Company transferred all securities designated as held to maturity into the investment and mortgage-backed securities available for sale category. Management determined that it no longer had the positive intent to hold its investment in securities held to maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio. The securities transferred had an amortized cost of $3.6 million and unrealized gross gains of $351,000 at the time of transfer. The net unrealized gain of $231,000 was recorded as other comprehensive income. In the second quarter of 2012, the Company sold these mortgage-backed securities and realized an after-tax gain of approximately $198,000.

The amortized cost and fair value of mortgage-backed securities held to maturity at December 31, 2011 are summarized below (in thousands):
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,055	$211	$-	$2,266
FHLMC pass-through certificates	1,833	149	-	1,982
	$3,888	$360	$-	$4,248

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$11,310	$12,153
Non-owner occupied	30,560	29,606
Total one-to-four family residential	41,870	41,759

Multi-family (five or more) residential	3,378	3,715
Commercial real estate	19,624	18,200
Commercial lines of credit	1,808	1,654
Construction	6,379	5,263
Home equity loans	5,731	5,491
Total real estate loans	78,790	76,082

Auto loans	37	41
Loans secured by deposits	56	59
Total Loans	78,883	76,182

Deferred loan fees and costs	(60)	(38)
Allowance for loan losses	(873)	(805)

Net Loans	$77,950	$75,339

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$9,960	$542	$293	$515	$11,310
One-to-four family residential non-owner occupied	29,256	315	619	370	30,560
Multi-family residential	3,178	-	-	200	3,378
Commercial real estate and lines of credit	20,315	558	375	184	21,432
Construction	6,139	240	-	-	6,379
Home equity	4,948	229	554	-	5,731
Consumer non-real estate	83	10	-	-	93
	$73,879	$1,894	$1,841	$1,269	$78,883

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$10,792	$500	$297	$564	$12,153
One-to-four family residential non-owner occupied	28,041	325	1,067	173	29,606
Multi-family residential	3,514	201	--	--	3,715
Commercial real estate and lines of credit	18,733	694	427	--	19,854
Construction	5,023	240	--	--	5,263
Home equity	4,862	52	577	--	5,491
Consumer non-real estate	89	11	--	--	100
	$71,054	$2,023	$2,368	$737	$76,182

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential owner occupied	$808	$808	$-	$808	$3
One-to-four family residential non-owner occupied	175	175	-	176	3
Multi-family residential	200	200	-	200	1
Commercial real estate and lines of credit	169	169	-	169	2
Construction	-	-	-	-	-
Home equity	457	457	-	460	8
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	815	815	105	815	6
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	389	389	59	389	-
Construction	-	-	-	-	-
Home equity	97	97	42	97	1
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$808	$808	$-	$808	$3
One-to-four family residential non-owner occupied	990	990	105	991	9
Multi-family residential and lines of credit	200	200	-	200	1
Commercial real estate	558	558	59	558	2
Construction	-	-	-	-	-
Home equity	554	554	42	557	9
Consumer non-real estate	-	-	-	-	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential owner occupied	$861	$861	$-	$867	$16
One-to-four family residential non-owner occupied	424	424	-	427	27
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	38	38	-	38	1
Construction	-	-	-	-	-
Home equity	480	480	-	487	24
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	816	816	91	820	32
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	389	389	36	390	16
Construction	-	-	-	-	-
Home equity	97	97	42	99	5
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$861	$861	$-	$867	$16
One-to-four family residential non-owner occupied	1,240	1,240	91	1,247	59
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	427	427	36	428	17
Construction	-	-	-	-	-
Home equity	577	577	42	586	29
Consumer non-real estate	-	-	-	-	-

At March 31, 2012, the Company had eight loans totaling $625,000 identified as troubled debt restructurings (TDRs).  All eight loans are classified as impaired with one loan in the amount of $71,000 on non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of March 31, 2012 have modifications with terms of interest-only payments for a period of six months. In some cases the modification terms may include a small payment of principal in addition to interest.  The following table presents the Company’s TDR loans as of March 31, 2012 (dollar amounts in thousands):

	March 31, 2012
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance

One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	305	-	305	18
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	249	-	249	1
Consumer non-real estate	-	-	-	-	-
Total	8	$625	$71	$554	$19

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance

One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	5	617	-	617	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	249	-	249	1
Consumer non-real estate	-	-	-	-	-
Total	9	$937	$71	$866	$13

The contractual aging of the TDRs in the table above as of March 31, 2012 is as follows (in thousands):

	March 31, 2012
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total

One-to-four family residential owner occupied	$-	$-	$-	$71	$71
One-to-four family residential non-owner occupied	-	-	305	-	305
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	182	67	-	249
Consumer non-real estate	-	-	-	-	-
Total	$-	$182	$372	$71	$625

During the three months ended March 31, 2012 there were no new TDRs identified and one loan identified as a TDR at December 31, 2011, in the amount of $310,000, was removed from TDR status as the borrower fulfilled the terms of the loan modification and has been making regular payments in accordance with the original loan terms for more than six months.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2012 there were no commitments to lend additional funds to debtors whose terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off. As March 31, 2012 all of our loans classified as TDRs were performing in accordance with their modified terms.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2012 and recorded investment in loans receivable as of March 31, 2012 (in thousands):

	March 31, 2012
	1-4 Family	1-4 Family		Commercial
	Residential	Residential	Multi-	Real Estate			Consumer
	Owner	Non-Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	-	-	-	-	(3)	-	-	(3)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(7)	24	(2)	34	7	5	-	10	71
Ending balance	$107	$375	$24	$182	$42	$85	$1	$57	$873

Ending balance evaluated for impairment:
Individually	$-	$105	$-	$59	$-	$42	$-	$-	$206

Collectively	$107	$270	$24	$123	$42	$43	$1	$57	$667

Loans receivable:
Ending balance	$11,310	$30,560	$3,378	$21,432	$6,379	$5,731	$93	$-	$78,883

Ending balance evaluated for impairment
Individually	$808	$990	$200	$558	$-	$554	$-	$-	$3,110

Collectively	$10,502	$29,570	$3,178	$20,874	$6,379	$5,177	$93	$-	$75,773

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2011 and recorded investment in loans receivable as of December 31, 2011 (in thousands):

	December 31, 2011
	1-4 Family	1-4 Family		Commercial
	Residential	Residential	Multi-	Real Estate			Consumer
	Owner	Non-Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(93)	(110)	-	-	-	-	-	-	(203)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	22	126	3	(7)	(5)	(9)	-	7	137
Ending balance	$114	$351	$26	$148	$35	$83	$1	$47	$805

Ending balance evaluated for impairment:
Individually	$-	$91	$-	$36	$-	$42	$-	$-	$169

Collectively	$114	$260	$26	$112	$35	$41	$1	$47	$636

Loans receivable:
Ending balance	$12,153	$29,606	$3,715	$19,854	$5,263	$5,491	$100	$-	$76,182

Ending balance evaluated for impairment
Individually	$861	$1,240	$-	$427	$-	$577	$-	$-	$3,105

Collectively	$11,292	$28,366	$3,715	$19,427	$5,263	$4,914	$100	$-	$73,077

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
One-to-four family residential owner occupied	$808	$808
One-to-four family residential non-owner occupied	684	624
Multi-family residential	200	--
Commercial real estate and lines of credit	558	427
Construction	--	--
Home equity	234	256
Consumer non-real estate	--	--
	$2,484	$2,115

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $3.4 million and $3.3 million at March 31, 2012 and December 31, 2011, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended March 31, 2012 and 2011, approximately $16,000 and $9,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $28,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$649	$819	$1,468	$9,842	$11,310	$11
One-to-four family residential non-owner occupied	1,300	989	2,289	28,271	30,560	305
Multi-family residential	--	200	200	3,178	3,378	--
Commercial real estate and lines of credit	510	946	1,456	19,976	21,432	388
Construction	240	--	240	6,139	6,379	--
Home equity	416	405	821	4,910	5,731	171
Consumer non-real estate	21	--	21	72	93	--
	$3,136	$3,359	$6,495	$72,388	$78,883	$875

	December 31, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,009	$861	$1,870	$10,283	$12,153	$53
One-to-four family residential non-owner occupied	407	993	1,400	28,206	29,606	369
Multi-family residential	--	201	201	3,514	3,715	201
Commercial real estate and lines of credit	1,154	834	1,988	17,866	19,854	407
Construction	80	--	80	5,183	5,263	--
Home equity	524	440	964	4,527	5,491	184
Consumer non-real estate	11	--	11	89	100	--
	$3,185	$3,329	$6,514	$69,668	$76,182	$1,214

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2012	December 31, 2011
Passbook savings accounts	$2,946	$2,943
Statement savings accounts	6,244	6,975
eSavings accounts	4,917	3,924
Certificates of deposit	72,252	74,683
Total deposits	$86,359	$88,525

Note 7 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2012 (in thousands):
Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	3.98%
13 to 24 months	2,000	4.19%
Total	$3,800	4.09%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months March 31, 2012 and March 31, 2011, the Company recognized $16,000 and $18,000 of ESOP expense, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of March 31, 2012, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of March 31, 2011 and 2010 and changes during the three months ended March 31, 2012 and 2011 is as follows:

	March 31, 2012		March 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	17,440	$9.05	25,969	$9.05
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	17,440	$9.05	25,969	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant During the three months ended March 31, 2012 and 2011, $19,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 was recognized during each of these periods.  As of March 31, 2012, approximately $90,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.2 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of March 31, 2012, 31,293 stock options remain available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of March 31, 2012 and 2011 and changes during the three months ended March 31, 2012 and 2011 is as follows:

	2012			2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	6.4	107,570	$10.00
Granted	--	--	--	--	--
Exercised	--	--	--	--	--
Forfeited	--	--	--	--	10.00
Outstanding at the end of the period	107,570	$10.00	6.1	107,570	$10.00
Exercisable at the end of the period	63,999	$10.00	6.1	42,666	$10.00

During the three months ended March 31, 2012 and 2011, $11,000 and $10,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $2,000 was recognized during each of these periods.  As of March 31, 2012, approximately $48,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.2 years.

Note 9 – Fair Value Measurements

Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its assets and liabilities and therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Investment and Mortgage-Backed Securities Available-For-Sale: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Impaired Loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans. Collateral is primarily in the form of real estate. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

Other Real Estate Owned: Other real estate owned is carried at the lower of the investment in the real estate or the fair value of the real estate less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and therefore other real estate owned is classified within level 3 of the fair value hierarchy.

The tables set forth below the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2012 (in thousands):

	March 31, 2012
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$3,950	$-	$3,950	$-
FNMA pass-through certificates	2,117	-	2,117	-
FHLMC pass-through certificates	1,825	-	1,825	-
Corporate securities	1,714	1,714	-	-
Short-term bond fund	1,096	1,096	-	-
Limited-term bond fund	515	515	-	-
Total investment securities available for sale	$11,217	$3,325	$7,892	$-
Total recurring fair value measurements	$11,217	$3,325	$7,892	$-

Nonrecurring fair value measurements
Impaired loans	$1,095	$-	$-	$1,095

Other real estate owned	25	-	-	25

Total nonrecurring fair value measurements	$1,120	$-	$-	$1,120

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The tables set forth below the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (in thousands):

	December 31, 2011
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$3,457	$-	$3,457	$-
Corporate securities	1,668	1,668	-	-
Short-term bond fund	1,070	1,070	-	-
Limited-term bond fund	512	512	-	-
Total investment securities available for sale	$6,707	$3,250	$3,457	$-
Total recurring fair value measurements	$6,707	$3,250	$3,457	$-

Nonrecurring fair value measurements
Impaired loans	$1,133	$-	$-	$1,133

Other real estate owned	185	-	-	185

Total nonrecurring fair value measurements	$1,318	$-	$-	$1,318

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of March 31, 2012 (in thousands):

	March 31, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair	Valuation	Unobservable	Range (Weighted
	Value	Techniques	Input	Average)
Impaired loans	$1,095	Appraisal of	Appraisal	0% to -58% (-18%)
		collateral (1)	adjustments (2)

			Liquidation	(-8%)
			expenses (2)

Other real estate owned	25	Appraisal of
		collateral (1)(3)

(1)	Fair value is generally determined through independent appraisal of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2012 and December 31, 2011 (in thousands):

			Fair Value Measurements at
			March 31, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$3,208	$3,208	$3,208	$-	$-
Investment in interest-earning time deposits	8,093	8,200	-	8,200	-
Investment and mortgage-backed securities available for sale	11,217	11,217	3,325	7,892	-
Loans held for sale	3,378	3,461	-	3,461	-
Loans receivable, net	77,950	79,582	-	-	79,582
Investment in FHLB stock	585	585	-	585	-
Accrued interest receivable	615	615	615	-	-

Financial Liabilities
Deposits	86,359	87,860	13,016	73,754	-
FHLB advances, long-term	2,000	2,093		2,093
FHLB advances, short-term	1,800	1,800		1,800
Accrued interest payable	96	96	96	-	-

	December 31, 2011
	Carrying Amount	Fair Value Estimate
Financial Assets
Cash and cash equivalents	$11,687	$11,687
Investment in interest-earning time deposits	8,082	8,178
Investment securities available for sale	6,707	6,707
Mortgage-backed securities held to maturity	3,888	4,248
Loans held for sale	413	418
Loans receivable, net	75,339	77,005
Investment in FHLB stock	616	616
Accrued interest receivable	543	543

Financial Liabilities
Deposits	88,525	90,106
FHLB advances, long-term	2,000	2,105
FHLB advances, short-term	1,800	1,800
Accrued interest payable	98	98

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on the Company’s consolidated balance sheets:

Cash and Cash Equivalents.  The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest Earning Time Deposits. Fair values for interest-earning time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Loans Held for Sale. Fair values of loans held for sale are based on committments on hand from investors at prevailing market rates.

Loans Receivable, Net.  The fair values of loans are estimated using discounted cash flow methodology.  The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity.  The valuation of the loan portfolio reflects discounts that the Company believes are consistent with transactions occurring in the market place for both performing and distressed loan types.  The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.  Due to the significant judgment involved in evaluating credit quality, loans are classified with level 3 of the fair value hierarchy.

Federal Home Loan Bank Stock.  The carrying amount of restricted investment in Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits.  The carrying amount is considered a reasonable estimate of fair value for demand savings deposit accounts.  The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar maturities.

Federal Home Loan Bank Borrowings.  Fair values of FHLB advances are estimated based on rates currently available to the Company for similar terms and remaining maturities.

Accrued Interest Receivable.  The carrying amount of accrued interest payable approximates its fair value.

Off-Balance Sheet Financial Instruments.  Off-balance sheet financial instruments consist of commitments to extend credit.  Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present credit standing of the counterparties.  The estimated fair value of the commitments to extend credit are insignificant and therefore are not presented in the above table.

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

At March 31, 2012 the Bank had four subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  The insurance agency is currently inactive.  The mortgage company also began operating at our main office in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General. The Company’s total assets at March 31, 2012 were $107.1 million, a decrease of $2.1 million, or 1.9%, from $109.2 million at December 31, 2011.  This decrease was primarily due to a decrease in cash and cash equivalents of $8.5 million as this liquidity was used to fund increases in loans held for sale of $3.0 million and loans receivable, net of $2.6 million, purchase a $500,000 investment security available for sale, and cover net deposit outflows of $2.2 million.  Investment and mortgage-backed securities available for sale increased $4.5 million in total since December 31, 2011 as $3.6 million of mortgage-backed securities designated as held-to-maturity were transferred into the available for sale category at the end of the first quarter in anticipation of their sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.5 million, or 72.6%, from $11.7 million at December 31, 2011 to $3.2 million at March 31, 2012 as excess liquidity was used to fund loans, purchase investment securities, and cover deposit outflows.

Investment and Mortgage-backed Securities.  Investment and mortgage-backed securities available for sale increased $4.5 million, or 67.2%, to $11.2 million at March 31, 2012 from $6.7 million at December 31, 2011.  The increase was primarily due to the transfer of $3.6 million of mortgage-backed securities designated as held-to-maturity into the available for sale category at the end of the first quarter in anticipation of their sale.  Mortgage-backed securities held to maturity decreased from $3.9 million at December 31, 2011 to none at March 31, 2012 due to $299,000 of principal payments on these securities and the transfer of remaining $3.6 million to the available for sale category. In the second quarter of 2012, the Company sold these mortgage-backed securities and realized an after-tax gain of approximately $198,000.

Loans Held for Sale.  Loans held for sale increased to $3.0 million at March 31, 2012 from $413,000 at December 31, 2011 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $5.2 million of one-to-four family residential loans during the period ending March 31, 2012 and sold $2.3 million of these loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $2.6 million, or 3.5%, to $77.95 million at March 31, 2012 from $75.34 million December 31, 2011.  This increase was funded primarily from excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $1.4 million, or 7.8%, construction loans which increased $1.1 million or 21.2%, one-to-four family residential non-owner occupied loans which increased $954,000, or 3.2%, home equity loans which increased $240,000, or 4.4%, and commercial lines of credit which increased $154,000, or 9.3%.  These increases were partially offset by decreases of $843,000, or 6.9%, in residential mortgage one-to-four family owner occupied loans and $337,000, or 9.1%, in multi-family residential loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Premises and Equipment, Net.  Premises and equipment, net, increase $297,000, or 26.4%, to $1.4 million at March 31, 2012 from $1.1 million at December 31, 2011 primarily due to the capital expenditures made during the three months ended March 31, 2012 in connection with the Company’s move to its new facility at 501 Knowles Avenue in Southampton, Pennsylvania in late March 2012.

Other Real Estate Owned, Net.  Other real estate owned, net, decreased $160,000, or 86.5%, to $25,000 at March 31, 2012 from $185,000 at December 31, 2011. This decrease was due to the sale of two properties during the three months ended March 31, 2012.

Deposits. Total interest-bearing deposits decreased $2.2 million, or 2.4%, to $86.4 million at March 31, 2012 from $88.5 million at December 31, 2011. This decrease in deposits was attributable to a $2.4 million, or 3.3%, decrease in certificates of deposit, a $731,000, or 10.5%, decrease in statement savings accounts, offset by a $993,000, or 25.3%, increase in eSavings accounts and a $3,000, or 0.10%, decrease in passbook savings accounts. Management allowed certificates of deposit to decline during the quarter as part of its strategy to use built-up excess liquidity to fund loan growth rather than grow high-cost deposits.

Stockholders’ Equity.  Total stockholders’ equity increased $454,000 to $16.2 million at March 31, 2012 from $15.7 million at December 31, 2011. Contributing to the increase was net income for the three months ended March 31, 2012 of $176,000, an increase in accumulated other comprehensive income of $266,000, amortization of stock awards and options under our stock compensation plans of $30,000, and common stock earned by participants in the employee stock ownership plan of $17,000. These increases were offset by dividends paid of $35,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  Net income amounted to $176,000 for the three months ended March 31, 2012, an increase of $19,000, or 12.1%, compared to net income of $157,000 for three months ended March 31, 2011.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $93,000 and non-interest income of $120,000, which were offset by increases in the provision for loan losses of $44,000, non-interest expense of $144,000, and the provision for income taxes of $6,000.

 Net Interest Income.  Net interest income increased $93,000, or 10.4%, to $984,000 for the three months ended March 31, 2012 from $891,000 for the three months ended March 31, 2011.  The increase was driven by a $78,000, or 5.7%, increase in interest income and a $15,000, or 3.2%, decrease in interest expense.

Interest Income.  Interest income increased $78,000, or 5.7%, to $1.44 million for the three months ended March 31, 2012 from $1.36 million for the three months ended March 31, 2011.  The increase in interest income was primarily due to a $4.4 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income $74,000.  Contributing an additional $28,000 to interest income was a combination of a thirty-six basis point increase in the yield on short-term investments and investment and mortgage-backed securities available for sale, from 1.24% for the three months ended March 31, 2011 to 1.60% for the three months ended March 31, 2012 and an increase in average short short-term investments and investment and mortgage-backed securities available for sale from $18.8 million for the three months ended March 31, 2011 to $21.8 million for the three months ended March 31, 2012.  Offsetting these increases was a $1.4 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $17,000, and a four basis point decline in the yield on loans receivable, net, including loans held for sale which had the effect of decreasing interest income $7,000. The increase in average loans receivable, net, including loans held for sale and short-term investments and investment and mortgage-backed securities available for sale on a comparative quarterly basis was primarily funded by the increase in average interest-bearing deposits while the decease in average mortgage-backed securities held to maturity was due to principal payments on these securities.

Interest Expense.  Interest expense decreased $15,000, or 3.2%, to $451,000 for the three months ended March 31, 2012 compared to $466,000 for the three months ended March 31, 2011.  The decrease was primarily attributable to a 17 basis point decline in the overall cost of average interest-bearing liabilities from 2.15% for the three months ended March 31, 2011 to 1.98% for the three months ended March 31, 2011 which had the effect of decreasing interest expense by $24,000.  This decrease in interest expense due to rate was offset by an $4.3 million increase in average interest-bearing liabilities, which had the effect of increasing interest expense by $9,000.  The decrease in rates was consistent with the decrease in market interest rates from March 2011 to March 2012.  The increase in the average balance of interest-bearing liabilities on a comparative quarterly basis was primarily driven by the growth in certificates of deposit and eSavings accounts, offset by a decrease in FHLB advances.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment and mortgage-backed securities available for sale	$21,792	$87	1.60	$18,763	$58	1.24
Mortgage-backed securities held to maturity	3,787	45	4.75	5,210	63	4.84
Loans receivable, net (1) (2)	78,574	1,303	6.63	74,152	1,236	6.67
Total interest-earning assets	104,153	1,435	5.51%	98,125	1,357	5.53%
Non-interest-earning assets	3,796			5,024
Total assets	$107,949			103,149
Interest-bearing liabilities:
Passbook accounts	$2,948	2	0.27%	$3,091	3	0.39%
Statement savings accounts	6,674	7	0.42	6,911	13	0.75
eSavings accounts	4,258	10	0.94	2,432	6	0.99
Certificate of deposit accounts	73,449	392	2.13	68,377	384	2.25
Total deposits	87,329	411	1.88	80,811	406	2.01
FHLB advances	3,800	40	4.21	5,600	54	3.86
Other borrowings	-	-	-	419	6	5.73
Total interest-bearing liabilities	91,129	451	1.98%	86,830	466	2.15%
Non-interest-bearing liabilities	1,031			980
Total liabilities	92,160			87,810
Stockholders’ Equity	15,789			15,339
Total liabilities and Stockholders’ Equity	$107,949			$103,149
Net interest-earning assets	$11,489			$11,295
Net interest income; average interest rate spread		$984	3.53%		$891	3.38%
Net interest margin (3)			3.78%			3.63%
Average interest-earning assets to average interest-bearing liabilities			114.29%			113.01%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $44,000 from $27,000 for the three months ended March 31, 2011 to $71,000 for the three months ended March 31, 2012, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2012.

Non-performing loans amounted to $3.4 million, or 4.32% of net loans receivable at March 31, 2012, consisting of thirty-six loans, twenty-two of which are on non-accrual status and fourteen of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.3 million, or 4.42% of net loans receivable at December 31, 2011, consisting of thirty-six loans, twenty of which were on non-accrual status and sixteen of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2012 include thirteen one-to-four family non-owner occupied residential loans, nine home equity loans, seven commercial real estate loans, five one-to-four family owner-occupied residential loans, one multi-family residential loan, and one consumer non-real estate loan, and all are generally well-collateralized or adequately reserved for. At this time, management does not anticipate any significant losses on these loans. During the quarter ended March 31, 2012, three loans were placed on non-accrual status resulting in the reversal of approximately $14,000 of previously accrued interest income and one loan that was on non-accrual was returned to accrual status.  Included in non-performing loans are seven loans identified as troubled debt restructurings which totaled $443,000 at March 31, 2012.  The Company had one additional troubled debt restructuring not included in non-performing loans at March 31, 2012 in the amount of $182,000 that was 60-89 days past due. The allowance for loan losses as a percent of total loans receivable was 1.11% at March 31, 2012 and 1.06% at December 31, 2011.

Other real estate owned (OREO) amounted to $25,000 at March 31, 2012, consisting of one property, a residential building lot.  This compares to three properties totaling $185,000 at December 31, 2011.  During the quarter ended March 31, 2012, the Company sold two OREO properties and realized an aggregate loss of $6,000.  Non-performing assets amounted to $3.4 million, or 3.17% of total assets at March 31, 2012 compared to $3.5 million, or 3.22% of total assets at December 31, 2011.

Non-Interest Income.  Non-interest income increased $120,000, or 151.9%, for the three months ended March 31, 2012 over the comparable period in 2011 was primarily attributable to a $105,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries and a $32,000 gain on the sale of an SBA loan, offset by an aggregate loss of $6,000 realized on the sale of two other real estate owned properties.

Non-Interest Expense. Non-interest expense increased $144,000, or 21.2%, from $679,000 for the three months ended March 31, 2011 to $823,000 for the three months ended March 31, 2012.  Salaries and employee benefits expense accounted for $108,000 of the change as this expense increased 28.1%, from $385,000 for the three months ended March 31, 2011 to $493,000 for the three months ended March 31, 2012 due primarily to increased staff as the Company expanded its mortgage banking and lending operations and implemented employee health care benefits.  Also contributing to the period over period increase was a $24,000, or 47.1%, increase in occupancy and equipment expense, a $22,000, or 47.8%, increase in other expense, a $3,000, or 27.3%, increase in advertising expense and a $2,000, or 2.6%, increase in professional fees.  Offsetting these increases was a $7,000, or 17.9%, decrease in FDIC deposit insurance expense, a $5,000, or 38.5%, decrease in other real estate owned expense, and a $3,000, or 5.2%, decrease in directors’ fees and expenses.

Provision for Income Tax.  The provision for income tax increased $6,000, or 5.6%,  from $107,000 for the three months ended March 31, 2011 to $113,000 for the three months ended March 31, 2012 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 39.1% for the 2012 period compared to 40.5% for the comparable period in 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2012 the Company's cash and cash equivalents amounted to $3.2 million.  At such date, the Company also had $3.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2012, Quaint Oak Bank had outstanding commitments to originate loans of $2.9 million and commitments under unused lines of credit of $5.1 million.

At March 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $33.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at this time and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March 31, 2012, we had $3.8 million of advances from the Federal Home Loan Bank of Pittsburgh and had $42.0 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at March 31, 2012.

Our stockholders’ equity amounted to $16.2 million at March 31, 2012, an increase of $454,000 from December 31, 2011.  Contributing to the increase was net income for the three months ended March 31, 2012 of $176,000, an increase in accumulated other comprehensive income of $266,000, amortization of stock awards and options under our stock compensation plans of $30,000, and common stock earned by participants in the employee stock ownership plan of $17,000. These increases were offset by dividends paid of $35,000.  For further discussion of the stock compensation plans, see Note 7 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2012, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.64%, 21.57% and 22.84%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2012, we had unfunded commitments under lines of credit of $5.1 million and $2.9 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 – January 31, 2012	-	$-	-	63,225
February 1, 2012 – February 29, 2012	-	-	-	63,225
March 1, 2012 – March 31, 2012	-	-	-	63,225
Total	-	$-	-	63,225

Notes to this table:

(1)
On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to an additional 69,431 shares, or approximately 6.2% of the Company's then current outstanding shares of common stock.  The Company commenced this third stock repurchase program upon the completion of its prior repurchase program on December 3, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY PROCEDURES

Not applicable.

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

Date:	May 14, 2012	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

		By:	/s/John J. Augustine
Date:	May 14, 2012		John J. Augustine
Chief Financial Officer