Form 10-Q
period 2012-06-30
QUAINT OAK BANCORP INC
filed 2012-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

(215) 364-4059
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2012, 983,821 shares of the Registrant’s common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2012	2011
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,572	$609
Due from banks, interest-bearing	6,704	11,078
Cash and cash equivalents	9,276	11,687
Investment in interest-earning time deposits	8,089	8,082
Investment securities available for sale at fair value	5,788	6,707
Mortgage-backed securities held to maturity (fair value-2011 $4,248)	-	3,888
Loans held for sale	2,088	413
Loans receivable, net of allowance for loan losses (2012 $951; 2011 $805)	79,070	75,339
Accrued interest receivable	639	543
Investment in Federal Home Loan Bank stock, at cost	556	616
Premises and equipment, net	1,528	1,124
Other real estate owned, net	25	185
Prepaid expenses and other assets	643	605

Total Assets	$107,702	$109,189

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$87,604	$88,525
Federal Home Loan Bank advances	2,800	3,800
Accrued interest payable	85	98
Advances from borrowers for taxes and insurance	693	822
Accrued expenses and other liabilities	237	248
Total Liabilities	91,419	93,493

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued; 983,821 and 987,126 outstanding at June 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	13,493	13,513
Treasury stock, at cost: 2012 404,804 shares; 2011 401,499 shares	(3,716)	(3,683)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(675)	(727)
Recognition & Retention Plan Trust (RRP)	(200)	(280)
Accumulated other comprehensive loss	(23)	(56)
Retained earnings	7,390	6,915
Total Stockholders' Equity	16,283	15,696

Total Liabilities and Stockholders’ Equity	$107,702	$109,189

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income	(In thousands, except for share data)
Interest on loans	$1,376	$1,255	$2,679	$2,491
Interest on short-term investments and investment securities	92	123	224	244
Total Interest Income	1,468	1,378	2,903	2,735

Interest Expense
Interest on deposits	392	426	803	832
Interest on Federal Home Loan Bank advances	32	50	72	104
Interest on other borrowings	-	6	-	12
Total Interest Expense	424	482	875	948

Net Interest Income	1,044	896	2,028	1,787

Provision for Loan Losses	79	29	150	56

Net Interest Income after Provision for Loan Losses	965	867	1,878	1,731

Non-Interest Income
Mortgage banking and title abstract fees	170	83	321	129
Other fees and services charges	13	7	25	17
Gain on sale of SBA loan	-	-	32	-
Gain on sale of investment securities	331	-	331	-
Loss on sale of other real estate owned	-	-	(6)	-
Other	8	12	18	35
Total Non-Interest Income	522	102	721	181

Non-Interest Expense
Salaries and employee benefits	523	437	1,016	822
Directors' fees and expenses	55	55	110	113
Occupancy and equipment	84	56	159	107
Professional fees	91	77	169	153
FDIC deposit insurance assessment	33	38	65	77
Other real estate owned expense	2	38	10	51
Advertising	15	12	29	23
Other	75	58	143	104
Total Non-Interest Expense	878	771	1,701	1,450

Income before Income Taxes	609	198	898	462

Income Taxes	236	81	349	188

Net Income	$373	$117	$549	$274

Earnings per share - basic	$0.42	$0.13	$0.62	$0.31
Average shares outstanding - basic	886,437	874,110	883,408	871,029
Earnings per share - diluted	$0.42	$0.13	$0.62	$0.31
Average shares outstanding - diluted	891,213	879,067	888,839	877,375

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)
Net Income	$373	$117	$549	$274

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(1) and $17 for 2012 and $7 and $6 for 2011	(2)	14	33	12
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $120 in 2012	-	-	231	-
Reclassification adjustment for gains on sale of investment securities included in net income, net of tax of $120 in 2012	(231)	-	(231)	-
Net other comprehensive income (loss)	(233)	14	33	12

Total Comprehensive Income	$140	$131	$582	$286

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholder’s Equity (Unaudited)

Six Months Ended June 30, 2012
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-In	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	(Loss) Income	Earnings	Equity
	(In thousands, except share data)
BALANCE – December 31, 2011	987,126	$14	$13,513	$(3,683)	$(1,007)	$(56)	$6,915	$15,696
Common stock released by ESOP			1		52			53

Treasury stock purchased	(3,305)			(33)				(33)

Stock based compensation expense			59					59

Release of vested common stock by the Recognition and Retention Plan Trust (8,546 shares)			(80)		80			-

Cash dividends declared ($0.075 per share)							(74)	(74)

Net income							549	549

Unrealized gain on securities, net of deferred taxes						33		33

BALANCE – June 30, 2012	983,821	$14	$13,493	(3,716)	$(875)	$(23)	$7,390	$16,283

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities	(In Thousands)
Net income	$549	$274
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	150	56
Depreciation expense	45	25
Net accretion of securities discounts	(81)	(3)
Amortization of deferred loan fees and costs	16	2
Stock-based compensation expense	112	95
Gain on the sale of loans held for sale	(244)	(55)
Gain on the sale of securities available for sale	(331)	-
Net loss on sale of other real estate owned	6	-
Changes in assets and liabilities which provided (used ) cash:
Loans held for sale-originations	(10,270)	(3,731)
Loans held for sale-proceeds	8,839	2,647
Accrued interest receivable	(96)	(31)
Prepaid expenses and other assets	(56)	(76)
Accrued interest payable	(13)	(11)
Accrued expenses and other liabilities	(11)	(115)
Net Cash Used in Operating Activities	(1,385)	(923)
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(7)	526
Purchase of investment securities available for sale	(528)	(1,628)
Proceeds from calls of and principal payments received on investment securities available for sale	1,588	1,550
Proceeds from the sale of securities available for sale	3,911	-
Principal payments received on mortgage-backed securities held to maturity	299	810
Net (increase) decrease in loans receivable	(3,897)	602
Net decrease in investment in Federal Home Loan Bank stock	60	74
Proceeds from the sale of other real estate owned	154	585
Purchase of premises and equipment	(449)	(68)
Net Cash Provided by Investing Activities	1,131	2,451
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(921)	4,916
Decrease in Federal Home Loan Bank advances	(1,000)	(1,000)
Repayment of other borrowings	-	(11)
Dividends paid	(74)	(65)
Purchase of Treasury stock	(33)	(3)
Decrease in advances from borrowers for taxes and insurance	(129)	(83)
Net Cash (Used in) Provided by Financing Activities	(2,157)	3,754
Net (Decrease) Increase in Cash and Cash Equivalents	(2,411)	5,282
Cash and Cash Equivalents – Beginning of Period	11,687	8,650
Cash and Cash Equivalents – End of Period	$9,276	$13,932
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$888	$959
Cash payments for income taxes	$316	$405
Transfer of loans to other real estate owned	$-	$585
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$3,591	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quaint Oak Bank along with its wholly owned subsidiaries.  At June 30, 2012, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and Quaint Oak Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  Quaint Oak Insurance Agency, LLC, and Quaint Oak Properties, LLC are currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2011 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2011 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2012 and 2011.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On   October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through June 30, 2012 a total of 240,700 shares have been repurchased at $1.00 per share from the Bank.  In February 2012, the FHLB of Pittsburgh announced a dividend of 0.10 percent annualized calculated on the stockholders’ average capital stock held during the period from October 1, 2011 to December 31, 2011.  Dividends were paid in February and April 2012.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at June 30, 2012 and December 31, 2011 was $25,000 and $185,000, respectively.

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

At June 30, 2012, the Company has two share-based plans: the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 8.

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

Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.  For the three months and six months ended June 30, 2012 and June 30, 2011, all outstanding stock options (107,570 options) were antidilutive.

Recent Accounting Pronouncements.  In May 2011, the FASB issued ASU 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Financial Reporting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have an impact on our financial position or results of operations but expanded disclosures relating to fair value.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  The intent of this standard is to increase the prominence of comprehensive income in the financial statements.  This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single format would include the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income.  In the two statement approach, the first statement would be the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income.  The amendments in this ASU will be applied retrospectively, and were required for the Company beginning in the first quarter 2012. The adoption of this new guidance did not have an impact on our financial position or results of operations.

Reclassifications.   Certain items in the 2011 consolidated financial statements have been reclassified to conform to the presentation in the 2012 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Note 2 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2012 and December 31, 2011, by contractual maturity, are shown below:

	June 30, 2012	December 31, 2011
	(In Thousands)
Due in one year or less	$4,319	$3,058
Due after one year through five years	3,770	5,024
	$8,089	$8,082

Note 3 – Investments Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at June 30, 2012 and December 31, 2011 are summarized below (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$2,450	$4	$(5)	$2,449
Corporate securities	1,744	12	(41)	1,715
Short-term bond fund	1,105	-	-	1,105
Limited-term bond fund	523	-	(4)	519
	$5,822	$16	$(50)	$5,788

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investments Securities Available for Sale (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$3,450	$8	$(1)	$3,457
Corporate securities	1,742	-	(74)	1,668
Short-term bond fund	1,082	-	(12)	1,070
Limited-term bond fund	518	-	(6)	512
	$6,792	$8	$(93)	$6,707

The amortized cost and fair value of available for sale debt securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-
Due after one year through five years	1,494	1,474
Due after five years through ten years	2,700	2,690
	$4,194	$4,164

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government agency securities	1	$495	$(5)	$-	$-	$495	$(5)
Corporate securities	5	1,456	(41)	-	-	1,456	(41)
Limited-term bond fund	1	-	-	519	(4)	519	(4)
Total	7	$1,951	$(46)	$519	$(4)	$2,470	$(50)

		December 31, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government agency securities	1	$499	$(1)	$-	$-	$499	$(1)
Corporate securities	6	1,668	(74)	-	-	1,668	(74)
Short-term bond fund	1	1,070	(12)	-		1,070	(12)
Limited-term bond fund	1	-	-	512	(6)	512	(6)
Total	9	$3,237	$(87)	$512	$(6)	$3,749	$(93)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment Securities Available for Sale (Continued)

At June 30, 2012, there were six debt securities in a gross unrealized loss position that at such date had an aggregated depreciation of 2.29% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment.

At June 30, 2012, there was one bond fund in an unrealized loss position that at such date had an aggregated depreciation of 0.24% from the Company’s amortized cost basis. Management believes that the estimated fair value of the security disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold this security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2012 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three and six months ended June 30, 2012 or 2011.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$10,792	$12,153
Non-owner occupied	31,273	29,606
Total one-to-four family residential	42,065	41,759

Multi-family (five or more) residential	3,211	3,715
Commercial real estate	19,340	18,200
Commercial lines of credit	1,836	1,654
Construction	8,068	5,263
Home equity loans	5,306	5,491
Total real estate loans	79,826	76,082

Auto and equipment loans	108	41
Loans secured by deposits	161	59
Total Loans	80,095	76,182

Deferred loan fees and costs	(74)	(38)
Allowance for loan losses	(951)	(805)

Net Loans	$79,070	$75,339

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$9,397	$760	$121	$514	$10,792
One-to-four family residential non-owner occupied	29,973	313	554	433	31,273
Multi-family residential	3,011	-	-	200	3,211
Commercial real estate and lines of credit	20,273	385	335	183	21,176
Construction	8,068	-	-	-	8,068
Home equity	4,487	296	523	-	5,306
Consumer non-real estate	260	-	9	-	269
	$75,469	$1,754	$1,542	$1,330	$80,095

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$10,792	$500	$297	$564	$12,153
One-to-four family residential non-owner occupied	28,041	325	1,067	173	29,606
Multi-family residential	3,514	201	-	-	3,715
Commercial real estate and lines of credit	18,733	694	427	-	19,854
Construction	5,023	240	-	-	5,263
Home equity	4,862	52	577	-	5,491
Consumer non-real estate	89	11	-	-	100
	$71,054	$2,023	$2,368	$737	$76,182

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$635	$635	$-	$635	$5
One-to-four family residential non-owner occupied	196	196	-	197	6
Multi-family residential	200	200	-	200	1
Commercial real estate and lines of credit	130	130	-	131	6
Construction	-	-	-	-	-
Home equity	429	429	-	433	18
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	791	791	121	793	12
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	388	388	103	389	4
Construction	-	-	-	-	-
Home equity	94	94	40	96	5
Consumer non-real estate	9	9	1	10	-

Total:
One-to-four family residential owner occupied	$635	$635	$-	$635	$5
One-to-four family residential non-owner occupied	987	987	121	990	18
Multi-family residential and lines of credit	200	200	-	200	1
Commercial real estate	518	518	103	520	10
Construction	-	-	-	-	-
Home equity	523	523	40	529	23
Consumer non-real estate	9	9	1	10	-

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

At June 30, 2012, the Company had eight loans totaling $623,000 identified as troubled debt restructurings (TDRs).  All eight loans are classified as impaired with one loan in the amount of $71,000 on non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of June 30, 2012 have modifications with terms of interest-only payments for a period of six months. In some cases the modification terms may include a small payment of principal in addition to interest.  The following table presents the Company’s TDR loans as of June 30, 2012 (dollar amounts in thousands):

	June 30, 2012
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	305	-	305	17
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	247	-	247	1
Consumer non-real estate	-	-	-	-	-
Total	8	$623	$71	$552	$18

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	5	617	-	617	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	249	-	249	1
Consumer non-real estate	-	-	-	-	-
Total	9	$937	$71	$866	$13

The contractual aging of the TDRs in the table above as of June 30, 2012 is as follows (in thousands):

	June 30, 2012
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$71	$71
One-to-four family residential non-owner occupied	-	-	305	-	305
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	182	65	-	247
Consumer non-real estate	-	-	-	-	-
Total	$-	$182	$370	$71	$623

During the six months ended June 30, 2012 there were no new TDRs identified and one loan identified as TDR at December 31, 2011, in the amount of $310,000, was removed from TDR status during the first quarter of 2012 as the borrower fulfilled the terms of the loan modification and has been making regular payments in accordance with the original loan terms for more than six months.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2012 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off. As June 30, 2012 all of our loans classified as TDRs were performing in accordance with their modified terms.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2012 and recorded investment in loans receivable as of June 30, 2012 (in thousands):

	June 30, 2012
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
For the three Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$107	$375	$24	$182	$42	$85	$1	$56	$872
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(31)	34	(3)	66	10	(9)	1	11	79
Ending balance	$6	$409	$21	$248	$52	$76	$2	$67	$951

For the Six Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	-	-	-	-	(4)	-	-	(4)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(38)	58	(5)	100	17	(3)	1	20	150
Ending balance	$76	$409	$21	$248	$52	$76	$2	$67	$951

Ending balance evaluated
for impairment:
Individually	$-	$121	$-	$103	$-	$40	$1	$-	$265

Collectively	$76	$288	$21	$145	$52	$36	$1	$67	$686

Loans receivable:
Ending balance:	$10,792	$31,273	$3,211	$21,176	$8,068	$5,305	$269	$-	$80,095

Ending balance evaluated
for impairment:
Individually	$635	$987	$200	$518	$-	$523	$9	$-	$2,872

Collectively	$10,157	$30,286	$3,011	$20,658	$8,068	$4,783	$260	$-	$77,223

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2011(in thousands):

	June 30, 2011
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Resisdential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
For the Three Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$192	$284	$24	$149	$40	$92	$1	$41	$823
Charge-offs	(93)	-	-	-	-	-	-	-	(93)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(1)	45	(3)	(12)	(7)	5	-	2	29
Ending balance	$98	$329	$21	$137	$33	$97	$1	$43	$759

For the Six Months Ended June 30, 2011
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(93)	(75)	-	-	-	-	-	-	(168)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	6	69	(2)	(18)	(7)	5	-	3	56
Ending balance	$98	$329	$21	$137	$33	$97	$1	$43	$759

Ending balance evaluated
for impairment:
Individually	$28	$72	$-	$-	$-	$30	$-	$-	130

Collectively	$70	$257	21	$137	$33	$67	1	$43	$629

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2011 and recorded investment in loans receivable as of December 31, 2011 (in thousands):

	December 31, 2011
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(93)	(110)	-	-	-	-	-	-	(203)
Recoveries	-	-	-	-	-	-	-	-	--
Provision	22	126	3	(7)	(5)	(9)	-	7	137
Ending balance	$114	$351	$26	$148	$35	$83	$1	$47	$805

Ending balance evaluated for impairment:
Individually	$-	$91	$-	$36	$-	$42	$-	$-	$169

Collectively	$114	$260	$26	$112	$35	$41	$1	$47	$636

Loans receivable:
Ending balance	$12,153	$29,606	$3,715	$19,854	$5,263	$5,491	$100	$-	$76,182

Ending balance evaluated for impairment
Individually	$861	$1,240	$-	$427	$-	$577	$-	$-	$3,105

Collectively	$11,292	$28,366	$3,715	$19,427	$5,263	$4,914	$100	$-	$73,077

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
One-to-four family residential owner occupied	$635	$808
One-to-four family residential non-owner occupied	683	624
Multi-family residential	200	--
Commercial real estate and lines of credit	518	427
Construction	--	--
Home equity	207	256
Consumer non-real estate	--	--
	$2,243	$2,115

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.8 million and $3.3 million at June 30, 2012 and December 31, 2011, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended June 30, 2012 and 2011, approximately $20,000 and $12,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $18,000 and $13,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, approximately $35,000 and $20,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $45,000 and $35,000 for the six months ended June 30, 2012 and 2011, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$473	$645	$1,118	$9,674	$10,792	$10
One-to-four family residential non- owner occupied	791	987	1,778	29,495	31,273	304
Multi-family residential	152	200	352	2,859	3,211	--
Commercial real estate and lines of credit	1,172	623	1,795	19,381	21,176	105
Construction	214	80	294	7,774	8,068	80
Home equity	309	273	582	4,724	5,306	65
Consumer non-real estate	--	9	9	260	269	9
	$3,111	$2,817	$5,928	$74,167	$80,095	$573

	December 31, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,009	$861	$1,870	$10,283	$12,153	$53
One-to-four family residential non- owner occupied	407	993	1,400	28,206	29,606	369
Multi-family residential	--	201	201	3,514	3,715	201
Commercial real estate and lines of credit	1,154	834	1,988	17,866	19,854	407
Construction	80	--	80	5,183	5,263	--
Home equity	524	440	964	4,527	5,491	184
Consumer non-real estate	11	--	11	89	100	--
	$3,185	$3,329	$6,514	$69,668	$76,182	$1,214

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2012	December 31, 2011
Passbook savings accounts	$2,897	$2,943
Statement savings accounts	6,047	6,975
eSavings accounts	6,506	3,924
Certificates of deposit	72,154	74,683
Total deposits	$87,604	$88,525

Note 7 –Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2012 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$1,800	4.09%
13 to 24 months	1,000	4.32%
Total	$2,800	4.18%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months June 30, 2012, the Company recognized $37,000 and $53,000 of ESOP expense, respectively. During the three and six months June 30, 2011, the Company recognized $18,000 and $35,000 of ESOP expense, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Recognition & Retention Plan (Continued)

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of June 30, 2012, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of June 30, 2012 and 2011 and changes during the six months ended June 30, 2012 and 2011 is as follows:

	June 30, 2012		June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	17,440	$9.05	25,969	$9.05
Granted	-	-	-	-
Vested	(8,546)	-	(8,529)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	8,894	$9.05	17,440	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and six months ended June 30, 2012 and 2011, approximately $19,000 and $38,000 in compensation expense was recognized, respectively for both years.  A tax benefit of approximately $6,000 and $13,000, respectively, was recognized during each of these periods.  As of June 30, 2012, approximately $71,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of June 30, 2012, 31,293 stock options remain available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of June 30, 2012 and 2011 and changes during the six months ended June 30, 2012 and 2011 is as follows:

	2012			2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	6.4	107,570	$10.00
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	10.00
Outstanding at the end of the period	107,570	$10.00	5.9	107,570	$10.00
Exercisable at the end of the period	63,999	$10.00	5.9	42,666	$10.00

During the three and six months ended June 30, 2012 and 2011, approximately $10,000 and $21,000 in compensation expense was recognized, respectively for both years.  A tax benefit of approximately $6,000 and $4,000, respectively, was recognized during each of these periods.  As of June 30, 2012, approximately $38,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2012 (in thousands):

	June 30, 2012
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$2,449	$-	$2,449	$-
Corporate securities	1,715	1,715	-	-
Short-term bond fund	1,105	1,105	-	-
Limited-term bond fund	519	519	-	-
Total investment securities available for sale	$5,788	3,339	2,449	$-
T Total recurring fair value measurements	$5,788	$3,339	$2,449	$-

Nonrecurring fair value measurements
Impaired loans	$2,607	$-	$-	$2,607

Other real estate owned	25	-	-	25
Total nonrecurring fair value measurements	$2,632	$-	$-	$2,632

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2011 (in thousands):

	December 31, 2011
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$3,457	$-	$3,457	$-
Corporate securities	1,668	1,668	-	-
Short-term bond fund	1,070	1,070	-	-
Limited-term bond fund	512	512	-	-
Total investment securities available for sale	$6,707	$3,250	$3,457	$-
Total recurring fair value measurements	$6,707	$3,250	3,457	$-

Nonrecurring fair value measurements
Impaired loans	$2,936	$-	$-	$2,936

Other real estate owned	185	-	-	185
Total nonrecurring fair value measurements	$3,121	$-	$-	$3,121

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of June 30, 2012 (in thousands):

	June 30, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,017	Appraisal of collateral (1)	Appraisal of adjustments (2) Liquidation expenses (2)	0% to -58% (-18%) (-8%)
Other real estate owned	$25	Appraisal of collateral (1) (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2012 and December 31, 2011 (in thousands):

			Fair Value Measurements at
			June 30, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$9,276	$9,276	$9,276	$-	$-
Investment in interest-earning time deposits	8,089	8,189	-	8,189	-
Investment securities available for sale	5,788	5,788	3,339	2,449	-
Loans held for sale	2,088	2,151	-	2,151	-
Loans receivable, net	79,070	80,367	-	-	80,367
Investment in FHLB stock	556	556	-	556	-
Accrued interest receivable	639	639	639	-	-

Financial Liabilities
Deposits	87,604	88,996	15,450	73,546	-
FHLB advances, long-term	1,000	1,045	-	1,045	-
FHLB advances, short-term	1,800	1,800	-	1,800	-
Accrued interest payable	85	85	85	-	-

	December 31, 2011
	Carrying Amount	Fair Value Estimate
Financial Assets
Cash and cash equivalents	$11,687	$11,687
Investment in interest-earning time deposits	8,082	8,178
Investment securities available for sale	6,707	6,707
Mortgage-backed securities held to maturity	3,888	4,248
Loans held for sale	413	418
Loans receivable, net	75,339	77,005
Investment in FHLB stock	616	616
Accrued interest receivable	543	543

Financial Liabilities
Deposits	88,525	90,106
FHLB advances, long-term	2,000	2,105
FHLB advances, short-term	1,800	1,800
Accrued interest payable	98	98

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

Loans Held for Sale.  Fair values of loans held for sale are based on commitments on hand from investors at prevailing market rates.

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

At June 30, 2012 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and Quaint Oak Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  Quaint Oak Insurance Agency, LLC and Quaint Oak Properties, LLC are currently inactive.  The mortgage company also began operating at our main office in the Delaware Valley Region of Pennsylvania in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General. The Company’s total assets at June 30, 2012 were $107.7 million, a decrease of $1.5 million, or 1.4%, from $109.2 million at December 31, 2011.  The decrease was primarily due to a decrease in cash and cash equivalents of $2.4 million and a decrease in investment and mortgage-backed securities of $4.8 million as a result of calls and sales during the second quarter of 2012.  During the six months ended June 30, 2012, $3.9 million of mortgage-backed securities designated as held to maturity were transferred into the investment securities available for sale category and sold. This liquidity was used to fund an increase in loans held for sale of $1.7 million, loans receivable, net of $3.7 million, net deposit outflows of $921,000, and the scheduled repayments of Federal Home Loan Bank term borrowings in the amount of $1.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.4 million, or 20.6%, from $11.7 million at December 31, 2011 to $9.3 million at June 30, 2012 as excess liquidity was used to fund loans, cover deposit outflows, and for scheduled repayments of Federal Home Loan Bank term borrowings.

Investment Securities Available for Sale and Mortgage-backed Securities Held-to-Maturity.  Investment and mortgage-backed securities decreased $4.8 million, or 45.4%, to $5.8 million at June 30, 2012 from $10.6 million at December 31, 2011.  The decrease was primarily due to calls of U.S. Government agency securities in the amount of $1.5 million and the sale of $3.9 million of mortgage-backed securities previously designated as held to maturity that were transferred into the investment securities available for sale category.  These decreases were offset by the purchase of a $500,000 U.S. Agency government security.  The Company realized an after-tax gain of approximately $198,000 on the sale of the mortgage-backed securities.

Loans Held for Sale.  Loans held for sale increased $1.7 million to $2.1 million at June 30, 2012 from $413,000 at December 31, 2011 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $10.3 million of one-to-four family residential loans during the period ending June 30, 2012 and sold $8.8 million of these loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $3.7 million, or 5.0%, to $79.1 million at June 30, 2012 from $75.3 million December 31, 2011.  This increase was funded primarily from excess liquidity in cash and cash equivalents and the proceeds from calls and sales of investment securities available for sale.  Increases within the portfolio occurred in the construction loan category which increased $2.8 million, or 53.3%, one-to-four family residential non-owner occupied loans which increased $1.7 million, or 5.6%, commercial real estate and lines of credit which increased $1.3 million, or 6.7%, and commercial lines of credit which increased $182,000, or 11.0%.  These increases were partially offset by decreases of $1.4 million, or 11.2%, in residential mortgage one-to-four family owner occupied loans, $504,000, or 13.6%, in multi-family residential loans, and $185,000, or 3.4%, in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Premises and Equipment, Net.  Premises and equipment, net, increased $404,000, or 35.9%, to $1.5 million at June 30, 2012 from $1.1 million at December 31, 2011 primarily due to the capital expenditures made during the six months ended June 30, 2012 in connection with the Company’s move to its new main office facility at 501 Knowles Avenue in Southampton, Pennsylvania in late March 2012.

Other Real Estate Owned, Net.  Other real estate owned, net, decreased $160,000, or 86.5%, to $25,000 at June 30, 2012 from $185,000 at December 31, 2011. This decrease was due to the sale of two properties during the first quarter of 2012.

Deposits. Total interest-bearing deposits decreased $921,000, or 1.0%, to $87.6 million at June 30, 2012 from $88.5 million at December 31, 2011. This decrease in deposits was attributable to decreases of $2.5 million in certificates of deposit, $928,000 in statement savings accounts, and $46,000 in passbook savings accounts, offset by an increase of $2.6 million in eSavings accounts.  Management allowed certificates of deposit to decline during the quarter as part of its strategy to use built-up excess liquidity to fund loan growth rather than grow high-cost deposits.

Stockholders’ Equity.  Total stockholders’ equity increased $587,000 to $16.3 million at June 30, 2012 from $15.7 million at December 31, 2011. Contributing to the increase was net income for the six months ended June 30, 2012 of $549,000, amortization of stock awards and options under our stock compensation plans of $59,000, common stock earned by participants in the employee stock ownership plan of $53,000, and accumulated other comprehensive income of $33,000.  These increases were offset by dividends paid of $74,000 and the purchase of 3,305 shares of the Company’s stock as part of the Company’s stock repurchase program, for an aggregate purchase price of $33,000.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  Net income amounted to $373,000 for the three months ended June 30, 2012, an increase of $256,000, or 218.8%, compared to net income of $117,000 for three months ended June 30, 2011.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $148,000 and non-interest income of $420,000, which were offset by increases in the provision for loan losses of $50,000, non-interest expense of $107,000, and the provision for income taxes of $155,000.

 Net Interest Income.  Net interest income increased $148,000, or 16.5%, to $1.0 million for the three months ended June 30, 2012 from $896,000 for the three months ended June 30, 2011.  The increase was driven by a $90,000, or 6.5%, increase in interest income and a $58,000, or 12.0%, decrease in interest expense.

Interest Income.  Interest income increased $90,000, or 6.5%, to $1.47 million for the three months ended June 30, 2012 from $1.38 million for the three months ended June 30, 2011.  The increase in interest income was primarily due to a $7.2 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income $121,000.  Contributing an additional $24,000 to interest income was a 48 basis point increase in the yield on average short-term investments and investment securities available for sale, from 1.23% for the three months ended June 30, 2011 to 1.73% for the three months ended June 30, 2012.  Offsetting these increases was a $4.1 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $50,000. The increase in average loans receivable, net, including loans held for sale on a comparative quarterly basis was primarily funded by the increase in average interest-bearing deposits and the decrease in average mortgage-backed securities held to maturity and average short-term investments and investment securities available for sale.  The decrease in average mortgage-backed securities held to maturity was due primarily to the sale of mortgage-backed securities in the beginning of the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012.  The decease in average short-term investments and investment securities available for sale was primarily due to the calls of U.S. government securities during the three months ended June 30, 2012.

Interest Expense.  Interest expense decreased $58,000, or 12.0%, to $424,000 for the three months ended June 30, 2012 compared to $482,000 for the three months ended June 30, 2011.  The decrease was primarily attributable to a 25 basis point decline in the overall cost of average interest-bearing liabilities from 2.14% for the three months ended June 30, 2011 to 1.89% for the three months ended June 30, 2011 which had the effect of decreasing interest expense by $39,000.  This decrease due to rate combined with a decrease of $1.8 million in average FHLB advances which had the effect of decreasing interest expense by $18,000.  The decrease in rates was consistent with the decrease in market interest rates from June 2011 to June 2012.  The decrease in the average FHLB advances on a comparative quarterly basis was attributable to the scheduled repayments.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  All average balances are based on daily balances.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$19,692	$85	1.73	$21,524	$66	1.23
Mortgage-backed securities held to maturity	668	7	4.19	4,800	57	4.75
Loans receivable, net (1) (2)	81,939	1,376	6.72	74,708	1,255	6.72
Total interest-earning assets	102,299	1,468	5.74%	101,032	1,378	5.46%
Non-interest-earning assets	4,658			5,162
Total assets	$106,957			$106,194
Interest-bearing liabilities:
Passbook accounts	$2,903	2	0.28%	$3,073	3	0.39%
Statement savings accounts	6,133	6	0.39	6,936	14	0.81
eSavings accounts	5,725	14	0.98	2,965	7	0.94
Certificate of deposit accounts	71,985	370	2.06	71,706	402	2.24
Total deposits	86,746	392	1.81	84,680	426	2.01
FHLB advances	3,047	32	4.20	4,885	50	4.09
Other borrowings	-	-	-	414	6	5.80
Total interest-bearing liabilities	89,793	424	1.89%	89,979	482	2.14%
Non-interest-bearing liabilities	939			749
Total liabilities	90,732			90,728
Stockholders’ Equity	16,225			15,466
Total liabilities and Stockholders’ Equity	$106,957			$106,194
Net interest-earning assets	$12,506			$10,275
Net interest income; average interest rate spread		1,044	3.85%		$896	3.32%
Net interest margin (3)			4.08%			3.55%
Average interest-earning assets to average interest-bearing liabilities			113.93%			112.28%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $50,000, or 172.4% from $29,000 for the three months ended June 30, 2011 to $79,000 for the three months ended June 30, 2012 primarily due to the $5.6 million increase in loans outstanding during the period, from $73.5 million at June 30, 2011 to $79.1 million at June 30, 2012.

Non-performing loans amounted to $2.8 million, or 3.56% of net loans receivable at June 30, 2012, consisting of twenty-eight loans, eighteen of which are on non-accrual status and ten of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.3 million, or 4.42% of net loans receivable at December 31, 2011, consisting of thirty-six loans, twenty of which were on non-accrual status and sixteen of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2012 include thirteen one-to-four family non-owner occupied residential loans, four home equity loans, four commercial real estate loans, four one-to-four family owner-occupied residential loans, one multi-family residential loan, one construction loan, and one consumer non-real estate loan, and all are generally well-collateralized or adequately reserved for. During the quarter ended June 30, 2012, one loan was placed on non-accrual status resulting in the reversal of approximately $1,000 of previously accrued interest income and five loans that were on non-accrual were returned to accrual status.  Included in non-performing loans are six loans identified as troubled debt restructurings which totaled $370,000 at June 30, 2012.  The Company had one additional troubled debt restructuring not included in non-performing loans at June 30, 2012 in the amount of $182,000 that was 60-89 days past due. The allowance for loan losses as a percent of total loans receivable was 1.19% at June 30, 2012 and 1.06% at December 31, 2011.

Other real estate owned (OREO) amounted to $25,000 at June 30, 2012, consisting of one property, a residential building lot.  This compares to three properties totaling $185,000 at December 31, 2011.  Non-performing assets amounted to $2.8 million, or 2.64% of total assets at June 30, 2012 compared to $3.5 million, or 3.22% of total assets at December 31, 2011.

Non-Interest Income.  Non-interest income increased 420,000, or 411.8%, for the three months ended June 30, 2012 over the comparable period in 2011 primarily attributable to a $331,000 gain on sale of investment securities available for sale during the quarter ended June 30, 2012 compared to none in the prior year period, an $87,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, and a $6,000 increase in other fees and service charges.

Non-Interest Expense. Non-interest expense increased $107,000, or 13.9%, from $771,000 for the three months ended June 30, 2011 to $878,000 for the three months ended June 30, 2012.  Salaries and employee benefits expense accounted for $86,000 of the change as this expense increased 19.7%, from $437,000 for the three months ended June 30, 2011 to $523,000 for the three months ended June 30, 2012 due primarily to increased staff as the Company expanded its mortgage banking and lending operations.  Also contributing to the period over period increase was a $28,000, or 50.0%, increase in occupancy and equipment expense, a $17,000, or 29.3%, increase in other expense, a $14,000, or 18.2%, increase in professional fees, and a $3,000, or 25.0%, increase in advertising expense.  Offsetting these increases was a $36,000, or 94.7%, decrease in other real estate owned expense and a $5,000, or 13.2%, decrease in FDIC deposit insurance expense.

Provision for Income Tax.  The provision for income tax increased $155,000, or 191.4%,  from $81,000 for the three months ended June 30, 2011 to $236,000 for the three months ended June 30, 2012 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.8% for the 2012 period compared to 40.9% for the comparable period in 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income amounted to $549,000 for the six months ended June 30, 2012, an increase of $275,000, or 100.4%, compared to net income of $274,000 for the same period in 2011. The increase in net income on a period over period basis was primarily the result of increases in net interest income of $241,000 and non-interest income of $540,000, which were offset by increases in the provision for loan losses of $94,000, non-interest expense of $251,000, and the provision for income taxes of $161,000.

Net Interest Income.  Net interest income increased $241,000, or 13.5%, to $2.0 million for the six months ended June 30, 2012 from $1.8 million for the comparable period in 2011.  The increase was driven by a $168,000, or 6.1% increase in interest income and a $73,000, or 7.7% decrease in interest expense.

Interest Income.  Interest income increased $168,000, or 6.1%, to $2.9 million for the six months ended June 30, 2012 from $2.7 million for the six months ended June 30, 2011.  The increase in interest income was primarily due to a $5.8 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income by $195,000.  Contributing an additional $42,000 to interest income was a 42 basis point increase in the yield on average short-term investments and investment securities available for sale, from 1.23% for the six months ended June 30, 2011 to 1.65% for the six months ended June 30, 2012.  Offsetting these increases was a $2.8 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $66,000. The increase in average loans receivable, net, including loans held for sale on a period over period basis was primarily funded by the $4.3 million increase in average interest-bearing deposits and the $2.8 million decrease in average mortgage-backed securities held to maturity.  The decrease in average mortgage-backed securities held to maturity was due primarily to the sale of mortgage-backed securities in the beginning of the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012, as well as principal payments on these securities.

Interest Expense.  Interest expense decreased $73,000, or 7.7%, to $875,000 for the six months ended June 30, 2012 compared to $948,000 for the six months ended June 30, 2011.  The decrease was primarily attributable to a 20 basis point decline in the overall cost of average interest-bearing liabilities from 2.14% for the six months ended June 30, 2011 to 1.94% for the six months ended June 30, 2012 which had the effect of decreasing interest expense by $63,000.  This decrease due to rate combined with a decrease of $2.2 million in average FHLB advances and average other borrowings had the effect of decreasing interest expense an additional $47,000.  The decrease in rates was consistent with the decrease in market interest rates from June 2011 to June 2012.  The decrease in the average FHLB advances on a period over period basis was attributable to the scheduled repayments while the decrease in average other borrowings was due to the payoff, in November 2011, of a loan used to finance the purchase of our Lehigh Valley office building.  This decrease in interest expense due to rate was offset by an overall increase in average total deposits of $4.3 million, which had the effect of increasing interest expense by $39,000.  The increase in the average balance of total deposits was primarily driven by the growth in average certificates of deposit of $2.7 million and average eSavings accounts of $2.3 million due to customer interest in higher yielding and secure investments.  These increases were offset by the decreases in the average balance of statement savings accounts of $522,000 and passbook accounts of $156,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  All average balances are based on daily balances.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$20,709	$171	1.65%	$20,143	$124	1.23%
Mortgage-backed securities	2,242	53	4.73	5,004	120	4.80
Loans receivable, net (1)	80,269	2,679	6.68	74,432	2,491	6.69
Total interest-earning assets	103,220	2,903	5.62%	99,579	2,735	5.49%
Non-interest-earning assets	4,228			5,101
Total assets	$107,448			104,680
Interest-bearing liabilities:
Passbook accounts	$2,926	4	0.27%	$3,082	6	0.39%
Statement savings accounts	6,401	14	0.44	6,923	27	0.78
eSavings accounts	4,991	24	0.96	2,700	13	0.96
Certificate of deposit accounts	72,712	761	2.09	70,051	786	2.24
Total deposits	87,030	803	1.85	82,756	832	2.01
FHLB advances	3,428	72	4.20	5,241	104	3.97
Other borrowings	-	-	-	417	12	5.76
Total interest-bearing liabilities	90,458	875	1.94%	88,414	948	2.14%
Non-interest-bearing liabilities	982			863
Total liabilities	91,440			89,277
Stockholders’ Equity	16,008			15,403
Total liabilities and Stockholders’ Equity	$107,448			$104,680
Net interest-earning assets	$12,762			$10,665
Net interest income; average interest rate spread		2,028	3.68%		1,787	3.35%
Net interest margin (2)			3.93%			3.59%
Average interest-earning assets to average interest-bearing liabilities			114.11%			112.63%
______________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $94,000, or 167.9% from $56,000 for the six months ended June 30, 2011 to $150,000 for the six months ended June 30, 2012.  As was the case for the quarter, the increase was primarily due to the $5.6 million increase in loans outstanding during the period, from $73.5 million at June 30, 2011 to $79.1 million at June 30, 2012.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2011.”

Non-Interest Income.  As was the case for the quarter, the $540,000, or 298.3% increase in non-interest income for the six months ended June 30, 2012 over the comparable period in 2011 was primarily attributable to a $331,000 gain on sale of investment securities available for sale during the quarter ended June 30, 2012, a $192,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, a $32,000 gain on the sale of an SBA loan, and an $8,000 increase in other fees and service charges.  These increases were offset by an aggregate loss of $6,000 realized on the sale of two other real estate owned properties and a decrease of $17,000 in other non-interest income.

Non-Interest Expense. Non-interest expense increased $251,000, or 17.3%, from $1.5 million for the six months ended June 30, 2011 to $1.7 million for the six months ended June 30, 2012.  Salaries and employee benefits expense accounted for $194,000 of the change as this expense increased 23.6%, from $822,000 for the six months ended June 30, 2011 to $1.0 million for the six months ended June 30, 2012 due primarily to increased staff as the Company expanded its mortgage banking and lending operations.  Also contributing to the period over period increase was a $52,000, or 48.6%, increase in occupancy and equipment expense, a $39,000, or 37.5%, increase in other expense, a $16,000, or 10.5%, increase in professional fees, and a $6,000, or 26.1%, increase in advertising expense.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades.   Offsetting these increases was a $41,000, or 80.4%, decrease in other real estate owned expense, a $12,000, or 15.6%, decrease in FDIC deposit insurance expense, and a $3,000, or 2.7% decrease in directors’ fees and expenses.  The period over period decrease in other real estate owned expense was directly related to the decline in other real estate owned from $1.2 million at June 30, 2011 to $25,000 as of June 30, 2012.

Provision for Income Tax.  The provision for income tax increased $161,000, or 85.6%,  from $188,000 for the six months ended June 30, 2011 to $349,000 for the six months ended June 30, 2012 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.9% for the 2012 period compared to 40.7% for the comparable period in 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2012 the Company's cash and cash equivalents amounted to $9.3 million.  At such date, the Company also had $4.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2012, Quaint Oak Bank had outstanding commitments to originate loans of $2.8 million and commitments under unused lines of credit of $6.5 million.

At June 30, 2012, certificates of deposit scheduled to mature in less than one year totaled $31.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at the time of maturity and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2012, we had $2.8 million of advances from the Federal Home Loan Bank of Pittsburgh and had $44.9 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at June 30, 2012.

Our stockholders’ equity amounted to $16.3 million at June 30, 2012, an increase of $587,000 from December 31, 2011.  Contributing to the increase was net income for the six months ended June 30, 2012 of $549,000, amortization of stock awards and options under our stock compensation plans of $59,000, common stock earned by participants in the employee stock ownership plan of $53,000, and accumulated other comprehensive income of $33,000.  These increases were offset by dividends paid of $74,000 and the purchase of 3,305 shares of the Company’s stock as part of the Company’s stock repurchase program, for an aggregate purchase price of $33,000.  For further discussion of the stock compensation plans, see Note 8 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2012, Quaint Oak Bank exceeded each of its capital requirements with ratios of 13.99%, 21.59% and 22.85%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

    Commitments.  At June 30, 2012, we had unfunded commitments under lines of credit of $6.5 million and $2.8 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 – April 30, 2012	-	$-	-	63,225
May 1, 2012 – May 31, 2012	305	10.50	305	62,920
June 1, 2012 – June 30, 2012	3,000	10.00	3,000	59,920
Total	3,305	$10.05	3,305	59.920

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

Date: August 14, 2012	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer