Form 10-Q
period 2012-09-30
QUAINT OAK BANCORP INC
filed 2012-11-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2012, 983,821 shares of common stock were issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2012	2011
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$1,830	$609
Due from banks, interest-bearing	6,147	11,078
Cash and cash equivalents	7,977	11,687
Investment in interest-earning time deposits	8,124	8,082
Investment securities available for sale at fair value	4,380	6,707
Mortgage-backed securities held to maturity (fair value-2011 $4,248)	-	3,888
Loans held for sale	4,316	413
Loans receivable, net of allowance for loan losses (2012 $973; 2011 $805)	80,651	75,339
Accrued interest receivable	650	543
Investment in Federal Home Loan Bank stock, at cost	503	616
Premises and equipment, net	1,551	1,124
Other real estate owned, net	255	185
Prepaid expenses and other assets	654	605

Total Assets	$109,061	$109,189

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$89,734	$88,525
Federal Home Loan Bank advances	2,000	3,800
Accrued interest payable	83	98
Advances from borrowers for taxes and insurance	541	822
Accrued expenses and other liabilities	117	248
Total Liabilities	92,475	93,493

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 983,821 and 987,126 outstanding at September 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	13,524	13,513
Treasury stock, at cost: 2012 404,804 shares; 2011 401,499 shares	(3,716)	(3,683)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(658)	(727)
Recognition & Retention Plan Trust (RRP)	(200)	(280)
Accumulated other comprehensive income (loss)	29	(56)
Retained earnings	7,593	6,915
Total Stockholders' Equity	16,586	15,696

Total Liabilities and Stockholders’ Equity	$109,061	$109,189

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income	(In thousands, except for share data)
Interest on loans	$1,366	$1,260	$4,045	$3,751
Interest on short-term investments and investment securities	79	129	303	373
Total Interest Income	1,445	1,389	4,348	4,124

Interest Expense
Interest on deposits	393	435	1,196	1,267
Interest on Federal Home Loan Bank advances	26	45	98	149
Interest on other borrowings	-	6	-	18
Total Interest Expense	419	486	1,294	1,434

Net Interest Income	1,026	903	3,054	2,690

Provision for Loan Losses	32	29	182	85

Net Interest Income after Provision for Loan Losses	994	874	2,872	2,605

Non-Interest Income
Mortgage banking and title abstract fees	304	66	625	195
Other fees and services charges	10	13	35	30
Gain on sale of SBA loan	-	-	32	-
Gain on sale of investment securities	-	-	331	-
Gain (loss) on sale of other real estate owned	18	(53)	12	(53)
Other	30	15	48	50
Total Non-Interest Income	362	41	1,083	222

Non-Interest Expense
Salaries and employee benefits	580	435	1,596	1,257
Directors' fees and expenses	52	57	162	170
Occupancy and equipment	99	60	258	167
Professional fees	99	76	268	229
FDIC deposit insurance assessment	32	(18)	97	59
Other real estate owned expense	25	53	35	104
Advertising	14	12	43	35
Other	81	52	224	156
Total Non-Interest Expense	982	727	2,683	2,177

Income before Income Taxes	374	188	1,272	650

Income Taxes	132	77	481	265

Net Income	$242	$111	$791	$385

Earnings per share - basic	$0.27	$0.13	$0.89	$0.44
Average shares outstanding - basic	891,168	878,477	886,014	873,539
Earnings per share - diluted	$0.27	$0.13	$0.89	$0.44
Average shares outstanding - diluted	894,975	880,524	890,648	878,393

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(In Thousands)
Net Income	$242	$111	$791	$385

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $26 and $43 for 2012 and $(26) and $(20) for 2011	51	(50)	85	(38)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale, net of tax of $120 in 2012	-	-	211	-
Reclassification adjustment for gains on sale of investment securities included in net income, net of tax of $120 in 2012	-	-	(211)	-
Net other comprehensive income (loss)	51	(50)	85	(38)

Total Comprehensive Income	$293	$61	$876	$347

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2012

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	(Loss) Income	Earnings	Equity
			(In thousands, except per share data)
BALANCE – December 31, 2011	987,126	$14	$13,513	$(3,683)	$(1,007)	$(56)	$6,915	$15,696
Common stock released by ESOP			2		69			71

Treasury stock purchased	(3,305)			(33)				(33)

Stock based compensation expense			89					89

Release of vested common stock by the Recognition and Retention Plan Trust (8,546 shares)			(80)		80			-

Cash dividends declared ($0.115 per share)							(113)	(113)

Net income							791	791

Unrealized gain on securities, net of deferred taxes						85		85

BALANCE –September 30, 2012	983,821	$14	$13,524	(3,716)	$(858)	29	$7,593	$16,586

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income	$791	$385
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	182	85
Depreciation expense	76	39
Net accretion of securities discounts	(82)	(6)
Amortization of deferred loan fees and costs	26	8
Stock-based compensation expense	160	142
Gain on the sale of loans held for sale	(528)	(103)
Gain on the sale of securities available for sale	(331)	-
Net (gain) loss on sale of other real estate owned	(12)	53
Changes in assets and liabilities which provided (used ) cash:
Loans held for sale-originations	(20,570)	(6,885)
Loans held for sale-proceeds	17,195	5,933
Accrued interest receivable	(107)	(100)
Prepaid expenses and other assets	(92)	(35)
Accrued interest payable	(15)	(11)
Accrued expenses and other liabilities	(131)	(87)
Net Cash Used in Operating Activities	(3,438)	(582)
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(42)	(2,078)
Purchase of investment securities available for sale	(541)	(5,393)
Proceeds from calls of and principal payments received on investment securities available for sale	3,087	1,850
Proceeds from the sale of securities available for sale	3,911	-
Principal payments received on mortgage-backed securities held to maturity	299	1,124
Net increase in loans receivable	(5,775)	(825)
Net decrease in investment in Federal Home Loan Bank stock	113	108
Proceeds from the sale of other real estate owned	197	1,218
Purchase of premises and equipment	(503)	(85)
Net Cash Provided by (Used in) Investing Activities	746	(4,081)
Cash Flows from Financing Activities
Net increase in deposits	1,209	8,746
Decrease in Federal Home Loan Bank advances	(1,800)	(1,800)
Repayment of other borrowings	-	(16)
Dividends paid	(113)	(100)
Purchase of Treasury stock	(33)	(47)
Decrease in advances from borrowers for taxes and insurance	(281)	(276)
Net Cash (Used in) Provided by Financing Activities	(1,018)	6,507
Net (Decrease) Increase in Cash and Cash Equivalents	(3,710)	1,844
Cash and Cash Equivalents – Beginning of Period	11,687	8,650
Cash and Cash Equivalents – End of Period	$7,977	$10,494
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,309	$1,445
Cash payments for income taxes	$599	$405
Transfer of loans to other real estate owned	$255	$640
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$3,591	$-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly owned subsidiaries.  At September 30, 2012, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2011 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2011 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2012 and 2011.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On   October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through September 30, 2012 a total of 294,000 shares have been repurchased at $1.00 per share from the Bank.  In February 2012, the FHLB of Pittsburgh announced a dividend of 0.10 percent annualized calculated on the stockholders’ average capital stock held during the period from October 1, 2011 to December 31, 2011.  Dividends were paid in February, April and July 2012.

Other Real Estate Owned. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  Other real estate owned at September 30, 2012 and December 31, 2011 was $255,000 and $185,000, respectively.

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

At September 30, 2012, the Company has two share-based plans: the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 9.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 9.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

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

Recent Accounting Pronouncements.  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs). This update amends FASB ASC Topic 820, Fair Value Measurement, to bring U.S. GAAP for fair value measurements in line with International Financial Reporting Standards. The update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this update is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this new guidance did not have an impact on our financial position or results of operations but expanded disclosures relating to fair value.

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

Note 2 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of September 30, 2012 and December 31, 2011, by contractual maturity, are shown below:
	September 30, 2012	December 31, 2011
	(In Thousands)
Due in one year or less	$3,572	$3,058
Due after one year through five years	4,552	5,024
	$8,124	$8,082

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at September 30, 2012 and December 31, 2011 are summarized below (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$950	$1	$-	$951
Corporate securities	1,746	42	(12)	1,776
Short-term bond fund	1,116	12	-	1,128
Limited-term bond fund	525	-	-	525
	$4,337	$55	$(12)	$4,380

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$3,450	$8	$(1)	$3,457
Corporate securities	1,742	-	(74)	1,668
Short-term bond fund	1,082	-	(12)	1,070
Limited-term bond fund	518	-	(6)	512
	$6,792	$8	$(93)	$6,707

The amortized cost and fair value of available for sale debt securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-
Due after one year through five years	1,746	1,776
Due after five years through ten years	950	951
	$2,696	$2,727

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment Securities Available for Sale (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (in thousands):

		September 30, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	3	$-	$-	$738	$(12)	$738	$(12)
Total	3	$-	$-	$738	$(12)	$738	$(12)

		December 31, 2011
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government agency securities	1	$499	$(1)	$-	$-	$499	$(1)
Corporate securities	6	1,668	(74)	-	-	1,668	(74)
Short-term bond fund	1	1,070	(12)	-	-	1,070	(12)
Limited-term bond fund	1	-	-	512	(6)	512	(6)
Total	9	$3,237	$(87)	$512	$(6)	$3,749	$(93)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment Securities Available for Sale (Continued)

At September 30, 2012, there were three debt securities in a gross unrealized loss position that at such date had an aggregated depreciation of 1.54% from the Company’s amortized cost basis.  Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold these securities until maturity and the Company does not believe it will sell or be required to sell such securities prior to the recovery of the amortized cost basis.  Management does not believe any individual unrealized loss as of September 30, 2012 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three and nine months ended September 30, 2012 or 2011.

Note 4 – Mortgage-backed Securities Held to Maturity

On March 30, 2012, the Company transferred all securities designated as held to maturity into the investment and mortgage-backed securities available for sale category.  Management determined that it no longer had the positive intent to hold its investment in securities held to maturity for an indefinite period of time because of management’s desire to have more flexibility in managing the investment portfolio.  The securities transferred had an amortized cost of $3.6 million and unrealized gross gains of $351,000 at the time of transfer.  The net unrealized gain of $231,000 was recorded as other comprehensive income.  In the second quarter of 2012, the Company sold these mortgage-backed securities and realized a gain of $331,000.

The amortized cost and fair value of mortgage-backed securities held to maturity at December 31, 2011 are summarized below (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity:
FNMA pass-through certificates	$2,055	$211	$-	$2,266
FHLMC pass-through certificates	1,833	149	-	1,982
	$3,888	$360	$-	$4,248

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$9,827	$12,153
Non-owner occupied	32,787	29,606
Total one-to-four family residential	42,614	41,759

Multi-family (five or more) residential	3,185	3,715
Commercial real estate	19,135	18,200
Commercial lines of credit	1,834	1,654
Construction	9,133	5,263
Home equity loans	5,646	5,491
Total real estate loans	81,547	76,082

Auto and equipment loans	100	41
Loans secured by deposits	72	59
Total Loans	81,719	76,182

Deferred loan fees and costs	(95)	(38)
Allowance for loan losses	(973)	(805)

Net Loans	$80,651	$75,339

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$8,948	$748	$131	$-	$9,827
One-to-four family residential non-owner occupied	31,661	204	665	257	32,787
Multi-family residential	3,185	-	-	-	3,185
Commercial real estate and lines of credit	19,768	572	446	183	20,969
Construction	9,133	-	-	-	9,133
Home equity	4,895	432	319	-	5,646
Consumer non-real estate	165	-	7	-	172
	$77,755	$1,956	$1,568	$440	$81,719

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$10,792	$500	$297	$564	$12,153
One-to-four family residential non-owner occupied	28,041	325	1,067	173	29,606
Multi-family residential	3,514	201	-	-	3,715
Commercial real estate and lines of credit	18,733	694	427	-	19,854
Construction	5,023	240	-	-	5,263
Home equity	4,862	52	577	-	5,491
Consumer non-real estate	89	11	-	--	100
	$71,054	$2,023	$2,368	$737	$76,182

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$131	$131	$-	$131	$7
One-to-four family residential non-owner occupied	446	446	-	448	11
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	130	130	-	131	6
Construction	-	-	-	-	-
Home equity	245	245	-	246	11
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	476	476	108	477	9
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	499	499	108	500	11
Construction	-	-	-	-	-
Home equity	74	74	26	76	5
Consumer non-real estate	7	7	-	9	1

Total:
One-to-four family residential owner occupied	$131	$131	$-	$131	$7
One-to-four family residential non-owner occupied	922	922	108	925	20
Multi-family residential and lines of credit	-	-	-	-	-
Commercial real estate	629	629	108	631	17
Construction	-	-	-	-	-
Home equity	319	319	26	322	16
Consumer non-real estate	7	7	-	9	1

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

At September 30, 2012, the Company had eight loans totaling $620,000 identified as troubled debt restructurings (TDRs).  All eight loans are classified as impaired with one loan in the amount of $71,000 on non-accrual status.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of September 30, 2012 have modifications with terms of interest-only payments for a period of nine months. In some cases the modification terms may include a small payment of principal in addition to interest.  The following table presents the Company’s TDR loans as of September 30, 2012 (dollar amounts in thousands):

	September 30, 2012
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	303	-	303	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	246	-	246	1
Consumer non-real estate	-	-	-	-	-
Total	8	$620	$71	$549	$11

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2011
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	5	617	-	617	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	249	-	249	1
Consumer non-real estate	-	-	-	-	-
Total	9	$937	$71	$866	$13

The contractual aging of the TDRs in the table above as of September 30, 2012 is as follows (in thousands):

		September 30, 2012
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non-Accruing	Total
One-to-four family residential owner occupied	$-	$-	$-	$71	$71
One-to-four family residential non-owner occupied	-	-	303	-	303
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	181	65	-	246
Consumer non-real estate	-	-	-	-	-
Total	$-	$181	$368	$71	$620

During the nine months ended September 30, 2012 there were no new TDRs identified and one loan identified as TDR at December 31, 2011, in the amount of $310,000, was removed from TDR status during the first quarter of 2012 as the borrower fulfilled the terms of the loan modification and has been making regular payments in accordance with the original loan terms for more than six months.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2012 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off. As September 30, 2012 all of our loans classified as TDRs were performing in accordance with their modified terms.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and recorded investment in loans receivable as of September 30, 2012 (in thousands):

			September 30, 2012
	1-4 Family	1-4 Family		Commercial
	Residential	Residential		Real Estate			Consumer
	Owner	Non-Owner	Multi-Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$76	$409	$21	$248	$52	$76	$2	$67	$951
Charge-offs	-	(10)	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	10	1	5	7	(10)	(1)	23	32
Ending balance	$73	$409	$22	$253	$59	$66	$1	$90	$973

For the Nine Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	(10)	-	-	-	(4)	-	-	(14)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(41)	68	(4)	105	24	(13)	-	43	182
Ending balance	$73	$409	$22	$253	$59	$66	$1	$90	$973

Ending balance evaluated
for impairment:
Individually	$-	$108	$-	$108	$-	$26	$-	$-	$242

Collectively	$73	$301	$22	$145	$59	$40	$1	$90	$731

Loans receivable:
Ending balance:	$9,827	$32,787	$3,185	$20,969	$9,133	$5,646	$172	$-	$81,719

Ending balance evaluated
for impairment:
Individually	$131	$922	$-	$629	$-	$319	$7	$-	$2,008

Collectively	$9,696	$31,865	$3,185	$20,340	$9,133	$5,327	$165	$-	$79,711

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2011(in thousands):

			September 30, 2011
	1-4 Family	1-4 Family		Commercial
	Residential	Residential	Multi-	Real Estate			Consumer
	Owner	Non-Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$98	$329	$21	$137	$33	$97	$1	$43	$759
Charge-offs	-	(34)	-	-	-	-	-	-	(34)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	18	9	4	11	6	(11)	-	(8)	29
Ending balance	$116	$304	$25	$148	$39	$86	$1	$35	$754

For the Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(92)	(110)	-	-	-	-	-	-	(202)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	23	79	2	(7)	(1)	(6)	-	(5)	85
Ending balance	$116	$304	$25	$148	$39	$86	$1	$35	$754

Ending balance evaluated
for impairment:
Individually	$29	$49	$-	$11	$2	$48	$-	$-	139

Collectively	$87	$255	25	$137	$37	$38	1	$35	$615

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2011 and recorded investment in loans receivable as of December 31, 2011 (in thousands):

	December 31, 2011
		1-4 Family
	1-4 Family	Residential		Commercial
	Residential	Non-	Multi-	Real Estate			Consumer
	Owner	Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$185	$335	$23	$155	$40	$92	$1	$40	$871
Charge-offs	(93)	(110)	-	-	-	-	-	-	(203)
Recoveries	-	-	-	-	-	-	-	-	--
Provision	22	126	3	(7)	(5)	(9)	-	7	137
Ending balance	$114	$351	$26	$148	$35	$83	$1	$47	$805

Ending balance evaluated for impairment:
Individually	$-	$91	$-	$36	$-	$42	$-	$-	$169

Collectively	$114	$260	$26	$112	$35	$41	$1	$47	$636

Loans receivable:
Ending balance	$12,153	$29,606	$3,715	$19,854	$5,263	$5,491	$100	$-	$76,182

Ending balance evaluated for impairment
Individually	$861	$1,240	$-	$427	$-	$577	$-	$-	$3,105

Collectively	$11,292	$28,366	$3,715	$19,427	$5,263	$4,914	$100	$-	$73,077

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012 and December 31, 2011 (in thousands):
	September 30, 2012	December 31, 2011
One-to-four family residential owner occupied	$131	$808
One-to-four family residential non-owner occupied	619	624
Multi-family residential	-	--
Commercial real estate and lines of credit	629	427
Construction	--	--
Home equity	200	256
Consumer non-real estate	--	--
	$1,579	$2,115

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.2 million and $3.3 million at September 30, 2012 and December 31, 2011, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended September 30, 2012 and 2011, approximately $18,000 and $6,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $18,000 and $29,000 for the three months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, approximately $52,000 and $26,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $35,000 and $64,000 for the nine months ended September 30, 2012 and 2011, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$485	$131	$616	$9,211	$9,827	$-
One-to-four family residential non-owner occupied	1,231	922	2,153	30,634	32,787	303
Multi-family residential	-	-	-	3,185	3,185	-
Commercial real estate and lines of credit	856	843	1,699	19,270	20,969	214
Construction	462	-	462	8,671	9,133	-
Home equity	236	265	501	5,145	5,646	65
Consumer non-real estate	7	-	7	165	172	-
	$3,277	$2,161	$5,438	$76,281	$81,719	$582

	December 31, 2011
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,009	$861	$1,870	$10,283	$12,153	$53
One-to-four family residential non-owner occupied	407	993	1,400	28,206	29,606	369
Multi-family residential	-	201	201	3,514	3,715	201
Commercial real estate and lines of credit	1,154	834	1,988	17,866	19,854	407
Construction	80	-	80	5,183	5,263	-
Home equity	524	440	964	4,527	5,491	184
Consumer non-real estate	11	-	11	89	100	-
	$3,185	$3,329	$6,514	$69,668	$76,182	$1,214

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2012	December 31, 2011
Passbook savings accounts	$2,845	$2,943
Statement savings accounts	5,742	6,975
eSavings accounts	8,316	3,924
Certificates of deposit	72,831	74,683
Total deposits	$89,734	$88,525

Note 7 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2012 (in thousands):

Maturity Period	Amount	Weighted Interest Rate
1 to 12 months	$2,000	4.19%

Note 8 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended September 30, 2012, all outstanding stock options (107,570) were dilutive.  For the three months ended September 30, 2011 all outstanding stock options were antidilutive.  For the nine months ended September 30, 2012 and September 30, 2011, all outstanding stock options were antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income	$242,000	$111,000	$791,000	$385,000

Weighted average shares outstanding – basic	891,168	878,477	886,014	873,539
Effect of dilutive common stock equivalents	3,807	2,047	4,634	4,854
Adjusted weighted average shares outstanding – diluted	894,975	880,524	890,648	878,393

Basic earnings per share	$0.27	$0.13	$0.89	$0.44
Diluted earnings per share	$0.27	$0.13	$0.89	$0.44

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months September 30, 2012, the Company recognized $18,000 and $71,000 of ESOP expense, respectively. During the three and nine months September 30, 2011, the Company recognized $17,000 and $52,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of September 30, 2012, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of September 30, 2012 and 2011 and changes during the nine months ended September 30, 2012 and 2011 is as follows:

	September 30, 2012		September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the year	17,440	$9.05	25,969	$9.05
Granted	-	-	-	-
Vested	(8,546)	-	(8,529)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	8,894	$9.05	17,440	$9.05

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Recognition & Retention Plan (Continued)

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2012 and 2011, approximately $19,000 and $58,000 in compensation expense was recognized, respectively for both years.  A tax benefit of approximately $6,000 and $20,000, respectively, was recognized during each of these periods.  As of September 30, 2012, approximately $52,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.7 years.

Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of September 30, 2012, 31,293 stock options remain available for future grant.

A summary of option activity under the Company’s Option Plan as of September 30, 2012 and 2011 and changes during the nine months ended September 30, 2012 and 2011 is as follows:

	2012			2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	6.4	107,570	$10.00
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	--	-
Outstanding at the end of the period	107,570	$10.00	5.9	107,570	$10.00
Exercisable at the end of the period	85,332	$10.00	5.9	63,999	$10.00

During the three and nine months ended September 30, 2012 and 2011, approximately $10,000 and $31,000 in compensation expense was recognized, respectively for both years.  A tax benefit of approximately $2,000 and $6,000, respectively, was recognized during each of these periods.  As of September 30, 2012, approximately $28,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.7 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements

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

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2012 (in thousands):

	September 30, 2012
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$951	$-	$951	$-
Corporate securities	1,776	1,776	-	-
Short-term bond fund	1,128	1,128	-	-
Limited-term bond fund	525	525	-	-
Total investment securities available for sale	$4,380	3,429	951	$-
Total recurring fair value measurements	$4,380	$3,429	$951	$-

Nonrecurring fair value measurements
Impaired loans	$814	$-	$-	$814
Other real estate owned	255	-	-	255
Total nonrecurring fair value measurements	$1,069	$-	$-	$1,069

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of September 30, 2012 (in thousands):

	September 30, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$814	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -58% (-18%)

			Liquidation expenses (2)	(-8%)

Other real estate owned	$255	Appraisal of collateral (1) (3)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2012 and December 31, 2011 (in thousands):

			Fair Value Measurements at
			September 30, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$7,977	$7,977	$7,977	$-	$-
Investment in interest-earning time deposits	8,124	8,227	-	8,227	-
Investment securities available for sale	4,380	4,380	3,429	951	-
Loans held for sale	4,316	4,347	-	4,347	-
Loans receivable, net	80,651	81,509	-	-	81,509
Accrued interest receivable	650	650	650	-	-
Investment in FHLB stock	503	503	-	503	-

Financial Liabilities
Deposits	89,734	90,988	16,903	74,085	-
FHLB advances, short-term	2,000	2,000	-	2,000	-
Accrued interest payable	83	83	83	-	-

	December 31, 2011
	Carrying Amount	Fair Value Estimate
Financial Assets
Cash and cash equivalents	$11,687	$11,687
Investment in interest-earning time deposits	8,082	8,178
Investment securities available for sale	6,707	6,707
Mortgage-backed securities held to maturity	3,888	4,248
Loans held for sale	413	418
Loans receivable, net	75,339	77,005
Accrued interest receivable	543	543
Investment in FHLB stock	616	616

Financial Liabilities
Deposits	88,525	90,106
FHLB advances, long-term	2,000	2,105
FHLB advances, short-term	1,800	1,800
Accrued interest payable	98	98

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements (Continued)

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on the Company’s consolidated balance sheets:

Cash and Cash Equivalents.  The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest-Earning Time Deposits. Fair values for interest-earning time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits. The Company generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

At September 30, 2012 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.   The mortgage company also began operating at our main office in the Delaware Valley Region of Pennsylvania in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General. The Company’s total assets at September 30, 2012 were $109.1 million, a decrease of $128,000, or 0.12%, from $109.2 million at December 31, 2011.  The decrease was primarily due to a decrease in cash and cash equivalents of $3.7 million and a decrease in investment securities and mortgage-backed securities of $6.2 million as a result of calls and sales.  During the nine months ended September 30, 2012, $3.6 million of mortgage-backed securities previously designated as held to maturity were transferred into the investment securities available for sale category and sold. This liquidity, when combined with a $1.2 million increase in deposits, was used to fund an increase in loans held for sale of $3.9 million, loans receivable, net of $5.3 million, and the payoff of Federal Home Loan Bank term borrowings in the amount of $1.8 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.7 million, or 31.7%, from $11.7 million at December 31, 2011 to $8.0 million at September 30, 2012 as excess liquidity was used to fund loans and scheduled repayments of Federal Home Loan Bank term borrowings.

Investment Securities Available for Sale and Mortgage-backed Securities Held-to-Maturity.  Investment and mortgage-backed securities decreased $6.2 million, or 58.7%, to $4.4 million at September 30, 2012 from $10.6 million at December 31, 2011.  The decrease was primarily due to calls of U.S. Government agency securities in the amount of $3.0 million and the sale of $3.6 million of mortgage-backed securities previously designated as held to maturity that were transferred into the investment securities available for sale category.  These decreases were offset by the purchase of a $500,000 U.S. Agency government security.  The Company realized a gain of $331,000 on the sale of the mortgage-backed securities.

Loans Held for Sale.  Loans held for sale increased $3.9 million to $4.3 million at September 30, 2012 from $413,000 at December 31, 2011 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $20.6 million of one-to-four family residential loans during the period ending September 30, 2012 and sold $16.7 million of these loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $5.3 million, or 7.1%, to $80.7 million at September 30, 2012 from $75.3 million December 31, 2011.  This increase was funded primarily from excess liquidity in cash and cash equivalents and the proceeds from calls and sales of investment securities available for sale.  Increases within the portfolio occurred in the construction loan category which increased $3.9 million, or 73.5%, one-to-four family residential non-owner occupied loans which increased $3.2 million, or 10.7%, commercial real estate which increased $935,000, or 5.1%,  commercial lines of credit which increased $180,000, or 10.9%, and home equity loans which increased $155,000, or 2.8%.  These increases were partially offset by decreases of $2.3 million, or 19.1%, in residential mortgage one-to-four family owner occupied loans and $530,000, or 14.3%, in multi-family residential loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Premises and Equipment, Net.  Premises and equipment, net, increased $427,000, or 38.0%, to $1.55 million at September 30, 2012 from $1.12 million at December 31, 2011 primarily due to the capital expenditures made during the nine months ended September 30, 2012 in connection with the Company’s move to its new main office facility at 501 Knowles Avenue in Southampton, Pennsylvania in late March 2012.

Other Real Estate Owned, Net.  Other real estate owned, net, increased $70,000, or 37.8%, to $255,000 at September 30, 2012 from $185,000 at December 31, 2011. This increase was due to the transfer of two properties totaling $255,000  into other real estate owned, offset by the sale of three properties totaling $185,000 during the nine months ended September 30, 2012.

Deposits. Total interest-bearing deposits increased $1.2 million, or 1.4%, to $89.7 million at September 30, 2012 from $88.5 million at December 31, 2011. This increase in deposits was attributable to an increase in eSavings accounts of $4.4 million, offset by decreases of $1.9 million in certificates of deposit, $1.2 million in statement savings accounts, and $98,000 in passbook savings accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $890,000 to $16.6 million at September 30, 2012 from $15.7 million at December 31, 2011. Contributing to the increase was net income for the nine months ended September 30, 2012 of $791,000, amortization of stock awards and options under our stock compensation plans of $89,000, common stock earned by participants in the employee stock ownership plan of $71,000, and accumulated other comprehensive income of $85,000.  These increases were offset by dividends paid of $113,000 and the purchase of 3,305 shares of the Company’s stock as part of the Company’s stock repurchase program, for an aggregate purchase price of $33,000.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  Net income amounted to $242,000 for the three months ended September 30, 2012, an increase of $131,000, or 118.0%, compared to net income of $111,000 for three months ended September 30, 2011.  The increase in net income on a comparative quarterly basis was primarily the result of the increases in net interest income of $123,000 and non-interest income of $321,000, which were offset by increases in the provision for loan losses of $3,000, non-interest expense of $255,000, and the provision for income taxes of $55,000.

 Net Interest Income.  Net interest income increased $123,000, or 13.6%, to $1.0 million for the three months ended September 30, 2012 from $903,000 for the three months ended September 30, 2011.  The increase was driven by a $56,000, or 4.0%, increase in interest income and a $67,000, or 13.8%, decrease in interest expense.

Interest Income.  Interest income increased $56,000, or 4.0%, to $1.45 million for the three months ended September 30, 2012 from $1.39 million for the three months ended September 30, 2011.  The increase in interest income was primarily due to a $7.6 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income $106,000.  Contributing an additional $4,000 to interest income was a 34 basis point increase in the yield on average short-term investments and investment securities available for sale, from 1.25% for the three months ended September 30, 2011 to 1.59% for the three months ended September 30, 2012.  Offsetting these increases was a $4.5 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $54,000. The increase in average loans receivable, net, including loans held for sale on a comparative quarterly basis was primarily funded by the decrease in average mortgage-backed securities held to maturity and average short-term investments and investment securities available for sale and the increase in average interest-bearing deposits.  The decrease in average mortgage-backed securities held to maturity was due primarily to the sale of mortgage-backed securities in the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012.  The decrease in average short-term investments and investment securities available for sale was primarily due to the calls of U.S. government securities during the three months ended September 30, 2012.

Interest Expense.  Interest expense decreased $67,000, or 13.8%, to $419,000 for the three months ended September 30, 2012 compared to $486,000 for the three months ended September 30, 2011.  The decrease was primarily attributable to a 27 basis point decline in the overall cost of average interest-bearing liabilities from 2.12% for the three months ended September 30, 2011 to 1.85% for the three months ended September 30, 2012 which had the effect of decreasing interest expense by $40,000.  This decrease due to rate combined with a decrease of $2.6 million in average certificates of deposit accounts which had the effect of decreasing interest expense by $15,000, a decrease of $1.7 million in average FHLB advances which had the effect of decreasing interest expense by $18,000, and a decrease of $409,000 in other borrowings which had the effect of decreasing interest expense by $6,000.  These decreases were offset by an increase of $5.0 million in average eSavings accounts which had the effect of increasing interest expense by $12,000.  The overall decrease in rates was consistent with the decrease in market interest rates from September 2011 to September 2012.  The decrease in average certificates of deposits accounts and increase in eSavings accounts on a comparative quarterly basis were due to rates offered by the Company in these two deposit categories, while the decrease in the average FHLB advances and average other borrowings was attributable to the scheduled repayments and the payoff, in November 2011, of a loan used to finance the purchase of our Lehigh Valley office building, respectively.

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

	Three Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:			(Dollars in thousands)
Short-term investments and investment securities available for sale	$19,866	$79	1.59%	$23,951	$75	1.25%
Mortgage-backed securities held to maturity	-	-	-	4,475	54	4.83
Loans receivable, net (1) (2)	82,898	1,366	6.59	75,323	1,260	6.69
Total interest-earning assets	102,764	1,445	5.62%	103,749	1,389	5.36%
Non-interest-earning assets	5,293			4,258
Total assets	$108,057			$108,007
Interest-bearing liabilities:
Passbook accounts	$2,810	2	0.28%	$2,911	2	0.27%
Statement savings accounts	5,922	6	0.41	6,859	10	0.58
eSavings accounts	7,793	19	0.98	2,827	7	0.99
Certificate of deposit accounts	71,685	366	2.04	74,325	416	2.24
Total deposits	88,210	393	1.78	86,922	435	2.00
FHLB advances	2,548	26	4.08	4,252	45	4.23
Other borrowings	-	-	-	409	6	5.87
Total interest-bearing liabilities	90,758	419	1.85%	91,583	486	2.12%
Non-interest-bearing liabilities	942			859
Total liabilities	91,700			92,442
Stockholders’ Equity	16,357			15,565
Total liabilities and Stockholders’ Equity	$108,057			$108,007
Net interest-earning assets	$12,006			$12,165
Net interest income; average interest rate spread		1,026	3.77%		$903	3.24%
Net interest margin (3)			3.99%			3.48%
Average interest-earning assets to average interest-bearing liabilities			113.23%			113.28%
_________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $3,000, or 10.3% from $29,000 for the three months ended September 30, 2011 to $32,000 for the three months ended September 30, 2012, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2012.

Non-performing loans amounted to $2.2 million, or 2.68% of net loans receivable at September 30, 2012, consisting of twenty-five loans, seventeen of which are on non-accrual status and eight of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.3 million, or 4.42% of net loans receivable at December 31, 2011, consisting of thirty-six loans, twenty of which were on non-accrual status and sixteen of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2012 include twelve one-to-four family non-owner occupied residential loans, six commercial real estate loans, four home equity loans, and three one-to-four family owner-occupied residential loans, and all are generally well-collateralized or adequately reserved for. During the quarter ended September 30, 2012, two loans were placed on non-accrual status resulting in the reversal of approximately $5,000 of previously accrued interest income, two properties securing loans that were on non-accrual were transferred to other real estate owned, and one loan that was on non-accrual was paid off with no loss to principal.  Included in non-performing loans are seven loans identified as troubled debt restructurings which totaled $439,000 at September 30, 2012.  The Company had one additional troubled debt restructuring not included in non-performing loans at September 30, 2012 in the amount of $181,000 that was 60-89 days past due. The allowance for loan losses as a percent of total loans receivable was 1.19% at September 30, 2012 and 1.06% at December 31, 2011.

Other real estate owned (OREO) amounted to $255,000 at September 30, 2012, consisting of two properties.  This compares to three properties totaling $185,000 at December 31, 2011.  Non-performing assets amounted to $2.4 million, or 2.22% of total assets at September 30, 2012 compared to $3.5 million, or 3.22% of total assets at December 31, 2011. The OREO properties at September 30, 2012 consisted of two properties in our market area which had been collateral for two loans previously classified as non-accrual and which were transferred to OREO during the quarter. At September 30, 2012, the two OREO properties had an aggregate carrying value of $255,000, which is their estimated fair value at such date.  The properties consisted of a multi-family residential building which had served as collateral for a non-performing loan with an outstanding balance of $200,000 at the time of foreclosure, and a single family non-owner occupied residence which previously had secured a non-performing loan with an outstanding balance of $65,000 at the time of foreclosure.  In conjunction with these transfers, $10,000 of the outstanding loan balances was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold one OREO property and realized a gain of approximately $18,000 on the transaction.

Non-Interest Income.  Non-interest income increased $321,000 or 782.9%, for the three months ended September 30, 2012 over the comparable period in 2011 primarily due to a $238,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, a $71,000 increase in net gains realized from the sales of other real estate owned properties, and a $15,000 increase in other income.  These increases were partially offset by a $3,000 decrease in other banking fees and service charges.

Non-Interest Expense. Non-interest expense increased $255,000, or 35.1%, from $727,000 for the three months ended September 30, 2011 to $982,000 for the three months ended September 30, 2012.  Salaries and employee benefits expense accounted for $145,000 of the change as this expense increased 33.3%, from $435,000 for the three months ended September 30, 2011 to $580,000 for the three months ended September 30, 2012 due primarily to increased staff as the Company expanded its mortgage banking and lending operations.  Also contributing to the period over period increase was a $50,000, or 277.8%, increase in FDIC deposit insurance assessment, a $39,000, or 65.0%, increase in occupancy and equipment expense, a $29,000, or 55.8%, increase in other expense, a $23,000, or 30.3%, increase in professional fees, and a $2,000, or 16.7%, increase in advertising expense.  The increase in FDIC deposit insurance assessment was primarily due to a modification of the accrual estimate during the third quarter of 2011 that resulted in a reduction of this expense during that quarter. Offsetting these increases was a $28,000, or 52.8%, decrease in other real estate owned expense and a $5,000, or 8.8%, decrease in directors’ fees and expenses.

Provision for Income Tax.  The provision for income tax increased $55,000, or 71.4%,  from $77,000 for the three months ended September 30, 2011 to $132,000 for the three months ended September 30, 2012 due primarily to the increase in pre-tax income.  Our effective tax rate declined to 35.3% during the three months ended September 30, 2012 from 41.0% for the comparable period in 2011 primarily due to the utilization of a state tax credit during the 2012 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income amounted to $791,000 for the nine months ended September 30, 2012, an increase of $406,000, or 105.5%, compared to net income of $385,000 for the same period in 2011. The increase in net income on a period over period basis was primarily the result of the increases in net interest income of $364,000 and non-interest income of $861,000, which were offset by increases in the provision for loan losses of $97,000, non-interest expense of $506,000, and the provision for income taxes of $216,000.

Net Interest Income.  Net interest income increased $364,000, or 13.5%, to $3.1 million for the nine months ended September 30, 2012 from $2.7 million for the comparable period in 2011.  The increase was driven by a $224,000, or 5.4% increase in interest income and a $140,000, or 9.8% decrease in interest expense.

Interest Income.  Interest income increased $224,000, or 5.4%, to $4.3 million for the nine months ended September 30, 2012 from $4.1 million for the nine months ended September 30, 2011.  The increase in interest income was primarily due to a $6.4 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income by $321,000.  Contributing an additional $60,000 to interest income was a 39 basis point increase in the yield on average short-term investments and investment securities available for sale, from 1.24% for the nine months ended September 30, 2011 to 1.63% for the nine months ended September 30, 2012.  Offsetting these increases was a $3.3 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $120,000, a decrease in the yield on average loans receivable, net from 6.69% for the nine months ended September 30, 2011 to 6.65% for the nine months ended September 30, 2012,  which had the effect of decreasing interest income $28,000, and a decrease in average short-term investments and investment securities of $986,000 which had the effect of decreasing interest income $9,000. The increase in average loans receivable, net, including loans held for sale on a period over period basis was primarily funded by the $3.3 million increase in average interest-bearing deposits and the $3.3 million decrease in average mortgage-backed securities held to maturity.  The decrease in average mortgage-backed securities held to maturity was due primarily to the sale of mortgage-backed securities in the beginning of the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012, as well as principal payments on these securities.

Interest Expense.  Interest expense decreased $140,000, or 9.8%, to $1.3 million for the nine months ended September 30, 2012 compared to $1.4 million for the nine months ended September 30, 2011.  The decrease was primarily attributable to a 23 basis point decline in the overall cost of average interest-bearing liabilities from 2.14% for the nine months ended September 30, 2011 to 1.91% for the nine months ended September 30, 2012 which had the effect of decreasing interest expense by $102,000.  This decrease due to rate combined with a decrease of $1.8 million in average FHLB advances and a $414,000 decrease in average other borrowings which had the effect of decreasing interest expense an additional $54,000 and $18,000, respectively.  The decrease in rates was consistent with the decrease in market interest rates from September 2011 to September 2012.  The decrease in the average FHLB advances on a period over period basis was attributable to scheduled repayments while the decrease in average other borrowings was due to the payoff, in November 2011, of a loan used to finance the purchase of our Lehigh Valley office building.  These decreases were offset by an increase of $3.3 million increase average total deposits which had the effect of increasing interest expense by $34,000.  The increase in the average balance of total deposits was primarily driven by the growth in average eSavings accounts of $3.2 million and average certificates of deposit of $880,000 due to customer interest in higher yielding and secure investments.  These increases were offset by the decreases in the average balance of statement savings accounts of $661,000 and passbook accounts of $136,000.

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

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$20,439	$250	1.63%	$21,425	$199	1.24%
Mortgage-backed securities	1,489	53	4.75	4,826	174	4.81
Loans receivable, net (1) (2)	81,139	4,045	6.65	74,732	3,751	6.69
Total interest-earning assets	103,067	4,348	5.62%	100,983	4,124	5.45%
Non-interest-earning assets	4,584			4,818
Total assets	$107,651			115,801
Interest-bearing liabilities:
Passbook accounts	$2,888	5	0.23%	$3,024	8	0.35%
Statement savings accounts	6,241	20	0.43	6,902	37	0.71
eSavings accounts	5,922	43	0.97	2,743	20	0.97
Certificate of deposit accounts	72,371	1,128	2.08	71,491	1,202	2.24
Total deposits	87,422	1,196	1.82	84,160	1,267	2.01
FHLB advances	3,134	98	4.17	4,908	149	4.05
Other borrowings	-	-	-	414	18	5.80
Total interest-bearing liabilities	90,556	1,294	1.91%	89,482	1,434	2.14%
Non-interest-bearing liabilities	970			862
Total liabilities	91,526			90,344
Stockholders’ Equity	16,125			15,457
Total liabilities and Stockholders’ Equity	$107,651			$105,801
Net interest-earning assets	$12,511			$11,501
Net interest income; average interest rate spread		3,054	3.71%		2,690	3.31%
Net interest margin (3)			3.95%			3.55%
Average interest-earning assets to average interest-bearing liabilities			113.82%			112.85%
______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $97,000, or 114.1% from $85,000 for the nine months ended September 30, 2011 to $182,000 for the nine months ended September 30, 2012, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans during the period.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011.”

Non-Interest Income.  The $861,000, or 387.8% increase in non-interest income for the nine months ended September 30, 2012 over the comparable period in 2011 was primarily attributable to a $430,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, a $331,000 gain on sale of investment securities available for sale during the quarter ended September 30, 2012, a $65,000 increase in net gains realized from the sales of other real estate owned properties, a $32,000 gain on the sale of an SBA loan, and a $5,000 increase in other banking fees and service charges.  These increases were partially offset by a $2,000 decrease in other income.

Non-Interest Expense. Non-interest expense increased $506,000, or 23.2%, from $2.2 million for the nine months ended September 30, 2011 to $2.7 million for the nine months ended September 30, 2012.  Salaries and employee benefits expense accounted for $339,000 of the change as this expense increased 27.0%, from $1.3 million for the nine months ended September 30, 2011 to $1.6 million for the nine months ended September 30, 2012 due primarily to increased staff as the Company expanded its mortgage banking and lending operations.  Also contributing to the period over period increase was a $91,000, or 54.5%, increase in occupancy and equipment expense, a $68,000, or 43.6%, increase in other expense, a $39,000, or 17.0%, increase in professional fees, a $38,000, or 64.4%, increase in FDIC deposit insurance assessment, and an $8,000, or 22.9%, increase in advertising expense.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades.   Offsetting these increases was a $69,000, or 66.3%, decrease in other real estate owned expense and an $8,000, or 4.7%, decrease in directors’ fees and expenses.  The period over period decrease in other real estate owned expense was directly related to the decline in other real estate owned from $1.2 million at September 30, 2011 to $255,000 as of September 30, 2012.

Provision for Income Tax.  The provision for income tax increased $216,000, or 81.5%,  from $265,000 for the nine months ended September 30, 2011 to $481,000 for the nine months ended September 30, 2012 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 37.8% for the 2012 period compared to 40.8% for the comparable period in 2011.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2012 the Company's cash and cash equivalents amounted to $8.0 million.  At such date, the Company also had $3.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2012, Quaint Oak Bank had outstanding commitments to originate loans of $4.0 million and commitments under unused lines of credit of $9.1 million.

At September 30, 2012, certificates of deposit scheduled to mature in less than one year totaled $30.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at the time of maturity and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2012, we had $2.0 million of advances from the Federal Home Loan Bank of Pittsburgh and had $44.0 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  As of September 30, 2012 Quaint Oak Bank has $2.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2012.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at September 30, 2012.

Our stockholders’ equity amounted to $16.6 million at September 30, 2012, an increase of $890,000 from $15.7 million at December 31, 2011.  Contributing to the increase was net income for the nine months ended September 30, 2012 of $791,000, amortization of stock awards and options under our stock compensation plans of $89,000, common stock earned by participants in the employee stock ownership plan of $71,000, and accumulated other comprehensive income of $85,000.  These increases were offset by dividends paid of $113,000 and the purchase of 3,305 shares of the Company’s stock as part of the Company’s stock repurchase programs, for an aggregate purchase price of $33,000.  For further discussion of the stock compensation plans, see Note 9 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2012, Quaint Oak Bank exceeded each of its capital requirements with ratios of  14.05%, 21.69% and 22.95% , respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2012, we had unfunded commitments under lines of credit of $9.1 million and $4.0 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 – July 31, 2012	-	$-	-	59,920
August 1, 2012 – August 31, 2012	-	-	-	59,920
September 1, 2012 – September 30, 2012	-	-	-	59,920
Total	-	$-	-	59.920

Notes to this table:

(1)
On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to an additional 69,431 shares, or approximately 6.2% of the Company's then current outstanding shares of common stock.  The Company commenced this third stock repurchase program upon the completion of its prior repurchase program on December 3, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY PROCEDURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
10.1	Employment Agreement between Quaint Oak Bank and John J. Augustine dated as of September 14, 2012 (1)
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
_______________________
(1) Incorporated by reference from the Company’s Current Report on Form 8-K dated September 14, 2012, filed with the Securities and Exchange Commission on September 18, 2012 (File No. 000-52694).

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

Date: November 13, 2012		/s/ Robert T. Strong
	By:	Robert T. Strong President and Chief Executive Officer

Date: November 13, 2012		/s/ John J. Augustine
	By:	John J. Augustine Chief Financial Officer