Form 10-K
period 2012-12-31
QUAINT OAK BANCORP INC
filed 2013-03-28
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012
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
YES [ ] NO [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [ ] NO [X]
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $10.10 on June 30, 2012, the last day of the Registrant’s second quarter was $7,183,171 (983,821 shares outstanding less 272,616 shares held by affiliates at $10.10 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of Common Stock outstanding as of March 22, 2013: 970,721
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:
(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2012 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Quaint Oak Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Quaint Oak Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Quaint Oak Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Quaint Oak Bancorp is or will be engaged. Quaint Oak Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and a branch office located in the Lehigh Valley area of Pennsylvania.  Quaint Oak Bank through its subsidiary companies also conducts mortgage banking, real estate sales and title abstract businesses.  As of December 31, 2012, Quaint Oak Bank’s primary market area includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.  As of December 31, 2012, Quaint Oak Bancorp had $117.4 million of total assets, $97.0 million of deposits and $16.8 million of stockholders' equity.  Quaint Oak Bancorp’s stockholders' equity constituted 14.3% of total assets as of December 31, 2012.

Quaint Oak Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, commercial real estate, multi-family and construction loans secured by property in our market area.  Quaint Oak Bank also originates home equity loans and commercial lines of credit secured by residential properties in our lending area.  In addition, Quaint Oak Bank offers mortgage banking, real estate sales and title abstract services through its subsidiary companies.  Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

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

Quaint Oak Bank's Lending Activities

General.  At December 31, 2012, the net loan portfolio of Quaint Oak Bank amounted to $84.3 million, representing approximately 72.0% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans, construction loans and commercial lines of credit.  At December 31, 2012, one-to-four family residential loans amounted to $45.4 million, or 53.2% of its total loan portfolio of which $10.3 million or 12.0% of the total loan portfolio consisted of owner occupied properties and $35.1 million or 41.2% of the total loan portfolio consisted of non-owner occupied properties.  At December 31, 2012, commercial real estate loans totaled $18.7 million, or 21.9% of its total loan portfolio.  Construction loans totaled $9.8 million, or 11.5% of the total loan portfolio at December 31, 2012.  Multi-family residential loans totaled $3.3 million, or 3.9% of the total loan portfolio at December 31, 2012.  Home equity loans totaled $6.0 million, or 7.1% of the total loan portfolio at December 31, 2012.  As part of our desire to diversify the loan portfolio, Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.9 million, or 2.2% of the total loan portfolio at December 31, 2012.

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

As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loans to one borrower limit.  Our lending policy limits our loans to one borrower to an aggregate of 15% of the Bank’s capital which amounts to $2.3 million at December 31, 2012.  At December 31, 2012, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were two totaling $1.2 million each, two totaling $1.1 million each and $987,000.   The loans primarily consisted of one-to-four family non-owner occupied residential and commercial real estate loans.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2012.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$10,272	12.0%	$12,153	15.9%
Non-owner occupied	35,118	41.2	29,606	38.9
Total one-to-four family residential loans	45,390	53.2	41,759	54.8

Multi-family (five or more) residential	3,315	3.9	3,715	4.9
Commercial real estate	18,694	21.9	18,200	23.9
Commercial lines of credit	1,901	2.2	1,654	2.2
Construction	9,765	11.5	5,263	6.9
Home equity loans	6,029	7.1	5,491	7.2
Total real estate loans	85,094	99.8	76,082	99.9

Auto and equipment loans	93	0.1	41	-
Loans secured by deposits	69	0.1	59	0.1
Total loans	85,256	100.0%	76,182	100.0%
Less:
Deferred loan fees and costs	(105)		(38)
Allowance for loan losses	(860)		(805)
Net loans	$84,291		$75,339
____________________

(1)    Does not include loans held for sale of $4.9 million and $413,000 at December 31, 2012 and 2011, respectively.

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

All loans are presented to the loan committee for review.  Quaint Oak Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Individual loans and loan relationships over $750,000 must be approved by Quaint Oak Bank's loan committee, which currently consists of Messrs. Ager, Farrer, Gonzalez, Spink, Strong, Schulmeister and Phillips, who is Chairman.

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2012 or 2011. We sold $29.4 million of loans in 2012 and $11.7 million loans in 2011.

	Year Ended December 31,
	2012	2011
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$32,969	$12,599
One-to-four family residential non-owner occupied (2)	10,019	6,651
Multi-family residential	386	893
Commercial real estate and lines of credit	3,519	1,329
Construction	5,555	6,839
Home equity	1,465	730
Consumer non-real estate	188	66
Total loan originations	54,101	29,107
Loans sold	(29,398)	(11,702)
Loan principal repayments	(10,679)	(15,153)
Total loans sold and principal repayments	(40,077)	(26,855)
Decreases due to other items, net (3)	(610)	(1,210)
Net increase in loan portfolio	$13,414	$1,042
____________________

(1)     Includes $32.1 million and $10.9 million of loans originated for sale in 2012 and 2011, respectively.
(2)     Includes $1.8 million and $1.2 million of loans originated for sale in 2012 and 2011, respectively.
(3)    Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity to its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2012, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Total
				(In Thousands)
Amounts due in:
One year or less	$2,686	$8,435	$715	$5,614	$8,443	$2,274	$48	$28,215
After one year through three years	2,201	4,643	578	1,943	1,297	85	16	10,763
After three years through five years	1,182	1,730	640	3,012	--	395	68	7,027
After five years through ten years	662	2,255	594	3,023	25	1,124	30	7,713
After ten years through 15 years	560	3,396	79	1,454	--	2,075	--	7,564
After 15 years	2,981	14,659	709	5,549	--	76	--	23,974
Total	$10,272	$35,118	$3,315	$20,595	$9,765	$6,029	$162	$85,256

The following table shows the dollar amount of our loans at December 31, 2012 due after December 31, 2013 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rate	Total
		(In Thousands)
One-to-four family residential owner occupied	$7,585	$--	$7,585
One-to-four family residential non-owner occupied	3,855	22,828	26,683
Multi-family residential	1,679	921	2,600
Commercial real estate and lines of credit	9,013	5,968	14,981
Construction	1,323	--	1,323
Home equity	3,755	--	3,755
Consumer non-real estate	114	--	114
Total	$27,324	$29,717	$57,041

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2012, $10.3 million, or 12.0%, of our total loan portfolio, before net items, consisted of one-to-four family owner-occupied residential loans. All of these loans originated for portfolio have been originated with fixed rates of interest.

Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights.   For the year ended December 31, 2012, loans originated for sale through Quaint Oak Mortgage LLC totaled $33.9 million and $29.4 million of these loans were sold in the secondary market.  For the year ended December 31, 2011, loans originated for sale through Quaint Oak Mortgage LLC totaled $12.1 million and $11.7 million of these loans were sold in the secondary market.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2012, $35.1 million, or 41.2%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

It is our policy to lend in a first lien position on non-owner occupied residential property with fixed and variable rates and terms generally up to 15 years or longer amortizations.  Generally, such loans are originated at a fixed rate with a three or five year maturity.  Such loans are generally limited to 80%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.

Our guidelines for credit quality generally parallel the Fannie Mae and Freddie Mac secondary market guidelines including income ratios and credit scores.

Multi-Family Residential  Loans.  Quaint Oak Bank originates loans for multi unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2012, $3.3 million, or 3.9%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2012, $18.7 million, or 21.9% of our total loan portfolio, before net items, consisted of commercial real estate loans and $1.9 million or 2.2% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally granted for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is less than 75% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2012, $9.8 million, or 11.5% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans and home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2012, $6.0 million, or 7.1% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Consumer Non-Real Estate Loans.  Quaint Oak Bank originates loans secured by savings accounts, auto loans and equipment loans.  We do not actively solicit such loans but offer them as an accommodation to our existing customers.

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

Asset Quality

General.  Quaint Oak Bank's collection procedures provide that when a loan is 17 days past due, a telephone call is made to the borrower by our collections specialist to determine the reason for the delinquency and to work out a possible solution.  Late charges will be assessed based on the number of days specified in the note beyond the due date.  The Board of Directors is notified of all delinquencies thirty days past due.  In most cases, deficiencies are cured promptly.  While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $1.3 million and $2.1 million of non-accrual loans at December 31, 2012 and December 31, 2011, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $170,000 and $185,000 at December 31, 2012 and 2011, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2012.

	December 31, 2012
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	2	$348	4	$373
One-to-four family residential-non-owner occupied	14	1,506	10	790
Multi-family residential	1	79	--	--
Commercial real estate and lines of credit	6	756	5	657
Construction	3	382	--	--
Home equity	4	238	7	321
Consumer non-real estate	1	6	--	--
Total delinquent loans	31	$3,315	26	$2,141
Delinquent loans to total net loans		3.93%		2.54%
Delinquent loans to total loans		3.89%		2.51%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2012	2011
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$131	$808
One-to-four family residential-non-owner occupied	488	624
Commercial real estate and lines of credit	445	427
Home equity	256	256
Total non-accruing loans	1,320	2,115
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	242	53
One-to-four family residential-non-owner occupied	302	369
Multi-family residential	--	201
Commercial real estate and lines of credit	212	407
Home equity	65	184
Total accruing loans 90 days or more past due	821	1,214
Total non-performing loans (1)	2,141	3,329
Other real estate owned, net	170	185
Total non-performing assets	2,311	3,514
Troubled debt restructurings (2)	180	492
Total non-performing assets and troubled debt restructurings	$2,491	$4,006
Total non-performing loans as a percentage of loans, net	2.54%	4.42%
Total non-performing loans as a percentage of total assets	1.82%	3.05%
Total non-performing assets as a percentage of total assets	1.97%	3.22%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.12%	3.67%
  __________________

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2012 we had eight loans totaling $618,000 identified as troubled debt restructuring (TDRs) compared to nine TDRs at December 31, 2011 totaling $937,000.  One of the TDRs at December 31, 2012 in the amount of $71,000 was on non-accrual status, six TDRs totaling $366,000 were 90 days or more past and accruing, and one TDR in the amount of $180,000 was 60-89 days past due.  All the Company’s TDRs as of December 31, 2012 have modifications with terms of interest-only payments for a period of six months. In some cases the modification terms may include a small payment of principal in addition to interest. The loans have continued to pay in accordance with their modified contractual terms, and based on the loan-to-value ratios of these loans, approximately $11,000 of the allowance for loan losses was allocated to these loans at December 31, 2012.

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

Allowance for Loan Losses.  At December 31, 2012, Quaint Oak Bank's allowance for loan losses amounted to $860,000.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2012	2011
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$84,291	$75,339

Average loans outstanding	$79,333	$74,150

Allowance for loan losses, beginning of period	$805	$871
Provision for loan losses	162	137
Charge-offs:
One-to-four family residential non-owner occupied	(103)	(93)
Home equity	(4)	(110)
Total charge-offs	(107)	(203)
Recoveries on loans previously charged off	--	--
Allowance for loan losses, end of period	$860	$805

Allowance for loan losses as a percent of non-performing loans	40.19%	24.18%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.27%

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2012		2011
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$77	12.0%	$114	15.9%
One-to-four family residential non-owner occupied	368	41.2	351	38.9
Multi-family residential	20	3.9	26	4.9
Commercial real estate and lines of credit	219	24.1	148	26.1
Construction	63	11.5	35	6.9
Home equity	68	7.1	83	7.2
Consumer non-real estate	1	0.2	1	0.1
Unallocated	44	--	47	--
Total	$860	100.0%	$805	100.0%

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

Investment Activities

General.  We invest in securities pursuant to our investment policy, which has been approved by our Board of Directors.  Our investment policy is reviewed annually by our Asset-Liability Committee (ALCO).  All policy changes recommended by ALCO must be approved by the Board of Directors.  ALCO is authorized by the Board to make investments consistent with the investment policy.  While general investment strategies are developed and authorized by ALCO, the execution of specific actions rests with the Chief Financial Officer and the President and Chief Executive Officer.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2012, we had $4.0 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through September 30, 2012 a total of 359,900 shares have been repurchased at $1.00 per share from the Bank.  In February 2012, the FHLB of Pittsburgh announced that they would begin paying dividends based on the stockholders’ average capital stock held during the quarter prior to payment. Dividends were paid in February, April, July and October 2012.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2012	2011
	(In Thousands)
Interest-earning time deposits with other financial institutions	$8,132	$8,082
U.S. Government agency obligations	501	3,457
Corporate bonds	1,826	1,668
Short-term bond fund	1,142	1,070
Limited-term bond fund	525	512
Mortgage-backed securities	--	3,888
FHLB of Pittsburgh stock	437	616
Total	$12,563	$19,293

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.

	Amounts at December 31, 2012 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$3,325	1.61%	$4,807	1.75%	$--	--%	$--	--%
U.S. Government agency obligations	--	--	--	--	501	2.00%	--	--
Corporate bonds	--	--	1,826	4.42	--	--	--	--
Total	$3,325	1.61%	$6,633	2.30%	$501	2.00%	$--	--%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts.  Quaint Oak Bank does, however, offer an eSavings deposit account product.  This account allows customers to earn money market rates on their funds.  Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2012, the eSavings account deposits totaled $10.6 million.

Quaint Oak Bank has not solicited deposits from outside Pennsylvania or paid fees to brokers to solicit funds for deposit.  At December 31, 2012, approximately 13% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2012		2011
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$21,063	21.7%	$8,279	9.3%
1.00% - 1.99%	19,906	20.5	24,691	27.9
2.00% - 2.99%	22,921	23.6	26,277	29.7
3.00% - 3.99%	10,701	11.0	11,259	12.7
4.00% - 4.99%	3,060	3.2	4,130	4.7
5.00% - 5.99%	50	0.1	47	0.1
Total certificate accounts	77,701	80.1	74,683	84.4
Transaction accounts:
Passbook	2,890	3.0	2,943	3.3
Statement savings accounts	5,843	6.0	6,975	7.9
eSavings accounts	10,604	10.9	3,924	4.4
Total transaction accounts	19,337	19.9	13,842	15.6
Total deposits	$97,038	100.0%	$88,525	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook	$2,878	$7	0.24%	$2,983	$11	0.37%
Statement savings accounts	6,130	26	0.42	6,931	44	0.63
eSavings accounts	6,753	66	0.98	2,861	28	0.98
Certificates of deposit	73,025	1,502	2.06	72,466	1,617	2.23
Total interest-bearing deposits	88,786	1,601	1.80	85,241	1,700	1.99
Total deposits	$88,786	$1,601	1.80%	$85,241	$1,700	1.99%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2012	2011
	(In Thousands)
Total deposits	$25,993	$25,565
Total withdrawals	(19,098)	(18,428)
Interest credited	1,618	1,697
Total increase in deposits	$8,513	$8,834

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2012.

	Balance at December 31, 2012 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$17,090	$3,973	$--	$--	$21,063
1.00% - 1.99%	5,122	6,857	2,267	5,660	19,906
2.00% - 2.99%	3,840	3,202	3,715	12,164	22,921
3.00% - 3.99%	1,365	1,090	8,246	--	10,701
4.00% - 4.99%	3,045	15	--	--	3,060
5.00% - 5.99%	50	--	--	--	50
Total certificate accounts	$30,512	$15,137	$14,228	$17,824	$77,701

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2012 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2013	$2,512	1.96%
June 30, 2013	2,438	1.15
September 30, 2013	3,273	1.97
December 31, 2013	2,826	2.48
After December 31, 2013	22,282	2.21
Total certificates of deposit with balances of $100,000 or more	$33,331	2.12%

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

As of December 31, 2012, Quaint Oak Bank was permitted to borrow up to an aggregate total of $45.0 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $2.0 million and $3.8 million at December 31, 2012 and 2011, respectively.   At present, however, we are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on a decision in 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock. The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  As of December 31, 2012 Quaint Oak Bank has $2.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2012. Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at December 31, 2012.

In June 2009, the Company borrowed $450,000 from a commercial bank to finance the purchase of a building in Allentown, Pennsylvania which serves as the offices for the three new active subsidiaries and a branch banking office which opened in February 2010.  This loan was paid off on November 10, 2011.  The loan had an interest rate of 5.75%, a maturity of July 1, 2014, and was amortizing over 180 months. The loan had a balance $403,000 at the time of payoff.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$2,842	$4,631
Maximum amount outstanding at any month-end during the period	3,800	5,800
Balance outstanding at end of period	2,000	3,800
Average interest rate during the period	4.19%	4.04%
Weighted average interest rate at end of period	4.19%	4.09%

Other borrowings:
Average balance outstanding	$--	$377
Maximum amount outstanding at any month-end during the period	--	423
Balance outstanding at end of period	--	--
Average interest rate during the period	--	5.75%
Weighted average interest rate at end of period	--%	--%

Total Employees

Quaint Oak Bank had 31 full-time employees at December 31, 2012. None of these employees are represented by a collective bargaining agreement, and Quaint Oak Bank believes that it enjoys good relations with its personnel.

Market Area

As of December 31, 2012, Quaint Oak Bank's primary market area for loans and deposits is in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Quaint Oak Bank's operating strategy is based on strong personal service and operating efficiency.

Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates one branch banking office in Allentown, Pennsylvania.  Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east.  In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties.  We expect population growth and new housing growth will likely remain above the state average in the near term.  Income and wealth demographics are also above both national and Pennsylvania averages.  Employment levels in Allentown are near their prerecession peak, but growth has been concentrated in tourism and employment services.  Allentown is at its peak population today as a result of sustained Latino immigration over the past two decades.  Downtown Allentown, however, which historically was the retail and service center of the Lehigh Valley, has been losing ground to Bethlehem in recent years.

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

•
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

Recent Regulatory Capital Proposals

The Federal Reserve Board and the Federal Deposit Insurance Corporation were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords.  The two NPRs discussed below concern capital issues of significant importance to Quaint Oak Bank and Quaint Oak Bancorp.  The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement.  Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement.  Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR.  The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk.  The proposed changes in the two NPRs would be applicable to Quaint Oak Bank and Quaint Oak Bancorp.

The comment period for these NPRs ended on October 22, 2012.  Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date.  However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and the Federal Deposit Insurance Corporation, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013.  Moreover, the announcement did not indicate the likely new effective date.

Regulation of Quaint Oak Bancorp

General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners' Loan Act to be treated as a "savings association" for purposes of Section 10 of the Home Owners' Loan Act.  As a result, Quaint Oak Bancorp is currently regulated by the Federal Reserve Board and is subject to the regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Federal Reserve Board’s Qualified Thrift Lender test, dividend restrictions and transactions with affiliates regulations.

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

In addition, Quaint Oak Bancorp cannot be acquired unless the acquirer is engaged solely in financial activities or acquire a company unless the company is engaged solely in financial activities.

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2012, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2012, 93% of its portfolio assets meet the requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2012, was in compliance with the above restrictions.

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

Regulation of Quaint Oak Bank

Pennsylvania Banking Law.  The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of Quaint Oak Bank and its affairs.  The Pennsylvania Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation had implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expired on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).

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

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012.  Under the prepaid assessment rule, we made a payment of $405,000 to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $356,000 of this payment as a prepaid expense.  The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted.  Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three-year time period.  The prepaid balance at December 31, 2012 was $79,000.

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

At December 31, 2012, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 15 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

At December 31, 2012, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

If an application is not required to be filed, state savings banks that elect to be treated as savings associations such as Quaint Oak Bank must still file a notice with the Federal Deposit Insurance Corporation at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; or (2) the proposed distribution would reduce the amount or retire any part of its common or preferred stock or retire any part of a debt instrument included in its regulatory capital. In addition, a savings institution, such as Quaint Oak Bank, that is the subsidiary of a stock saving and loan holding company, must also file a notice with the appropriate Federal Reserve Bank at least 30 days before the proposed declaration of a dividend by its board of directors.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2012, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2012, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2012, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. As of December 31, 2012, the Internal Revenue Service has concluded an audit of the Company's Federal tax return for the year ended December 31, 2010 and no adverse findings were noted. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2009.

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2012 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2012 with respect to our main office located in Southampton, Pennsylvania, and our branch office, mortgage banking, real estate sales and title abstract  property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/21(1)	$295	$89,939
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,017	7,099
____________________
(1)    Such lease has a five year renewal option which would commence on December 1, 2022 and end on November 30, 2026.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
       Equity Securities.

(a)           Quaint Oak Bancorp's common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2012 and 2011.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from OTC Markets Group Inc.

Quarter ended:	High	Low	Cash dividends per share

December 31, 2012	$11.00	$10.20	$0.04
September 30, 2012	$10.50	$9.02	$0.04
June 30, 2012	$10.50	$9.10	$0.04
March 31, 2012	$9.30	$8.00	$0.04

Quarter ended:	High	Low	Cash dividends per share

December 31, 2011	$8.50	$8.00	$0.035
September 30, 2011	$9.60	$8.10	$0.035
June 30, 2011	$10.27	$8.75	$0.035
March 31, 2011	$10.10	$9.40	$0.035

As of March 22, 2013 Quaint Oak Bancorp had 970,721 common shares outstanding held of record by 191 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b)           Not applicable.

(c)    Purchases of Equity Securities

    The Company’s repurchases of its common stock made during the quarter ended December 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 – October 31, 2012	--	$--	--	59,920
November 1, 2012 – November 30, 2012	--	--	--	59,920
December 1, 2012 – December 31, 2012	--	--	--	59,920
Total	--	$--	--	59,920

Notes to this table:
On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to an additional 69,431 shares, or approximately 6.2% of the Company's then current outstanding shares of common stock.  The Company commenced this third stock repurchase program upon the completion of its prior repurchase program on December 3, 2010.  The repurchase program does not have an expiration date.

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 53 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2013 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	116,464	(1)	$10.00	(1)	43,752
Equity compensation plans not approved by security holders	--		--		--
Total	116,464		$10.00		43,752
___________________
(1)	Includes 8,894 shares subject to restricted stock grants which were not vested as of December 31, 2012. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Employment Agreement between Quaint Oak Bank and John J. Augustine	(4)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business - Subsidiaries" of this Form 10-K for the required information	--
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	(5)
101.SCH	XBRL Taxonomy Extension Schema Document	(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(5)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	(5)
____________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694)
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 18, 2012 (File No. 000-52694)
(5)
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

QUAINT OAK BANCORP, INC.
Date: March 26, 2013	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 26, 2013
Robert T. Strong

/s/John J. Augustine	Chief Financial Officer	March 26, 2013
John J. Augustine

/s/Robert J. Phillips	Chairman	March 26, 2013
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 26, 2013
George M. Ager, Jr.

/s/James J. Clarke	Director	March 26, 2013
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 26, 2013
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 26, 2013
Kenneth R. Gant

/s/Marsh B. Spink	Director	March 26, 2013
Marsh B. Spink