Form 10-Q
period 2013-03-31
QUAINT OAK BANCORP INC
filed 2013-05-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	35-2293957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [X] No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2013, 966,121 shares of the Registrant's common stock were issued and outstanding.

 ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2013	2012
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,438	$1,629
Due from banks, interest-bearing	9,556	10,771
Cash and cash equivalents	11,994	12,400
Investment in interest-earning time deposits	8,137	8,132
Investment securities available for sale at fair value	3,530	3,994
Loans held for sale	5,090	4,875
Loans receivable, net of allowance for loan losses
(2013 $912; 2012 $860)	90,302	84,291
Accrued interest receivable	736	657
Investment in Federal Home Loan Bank stock, at cost	373	437
Premises and equipment, net	1,707	1,608
Other real estate owned, net	199	170
Prepaid expenses and other assets	731	811

Total Assets	$122,799	$117,375

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$103,085	$97,038
Federal Home Loan Bank advances	2,000	2,000
Accrued interest payable	84	81
Advances from borrowers for taxes and insurance	543	991
Accrued expenses and other liabilities	288	428
Total Liabilities	106,000	100,538

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 969,921 and 983,821 outstanding at March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	13,598	13,559
Treasury stock, at cost: 2013 418,704 shares; 2012 404,804 shares	(3,926)	(3,716)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(606)	(623)
Recognition & Retention Plan Trust (RRP)	(200)	(200)
Accumulated other comprehensive income (loss)	76	(60)
Retained earnings	7,843	7,743
Total Stockholders' Equity	16,799	16,837

Total Liabilities and Stockholders’ Equity	$122,799	$117,375

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Interest Income	(In thousands, except share data)
Interest on loans	1,430	1,303
Interest and dividends on short-term investments and investment securities	64	132

Total Interest Income	1,494	1,435

Interest Expense
Interest on deposits	414	411
Interest on Federal Home Loan Bank advances	21	40

Total Interest Expense	435	451

Net Interest Income	1,059	984

Provision for Loan Losses	52	71

Net Interest Income after Provision for Loan Losses	1,007	913

Non-Interest Income
Mortgage banking and title abstract fees	144	70
Other fees and services charges	8	12
Net gain on the sales of loans	187	81
Gain on sale of SBA loan	-	32
Loss on sales of other real estate owned	-	(6)
Other	8	10
Total Non-Interest Income, net	347	199

Non-Interest Expense Salaries and employee benefits	705	493
Directors’ fees and expenses	59	55
Occupancy and equipment	108	75
Professional fees	100	78
FDIC deposit insurance assessment	30	32
Other real estate owned expenses	9	8
Advertising	26	14
Other	91	68
Total Other Expenses	1,128	823

Income before Income Taxes	226	289

Income Taxes	86	113

Net Income	$140	$176

Earnings per share – basic	$0.16	$0.20
Average shares outstanding - basic	892,666	880,380
Earnings per share - diluted	$0.15	$0.20
Average shares outstanding - diluted	930,816	886,222

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Income	$140	$176

Other Comprehensive Income:
Unrealized gains on investment securities available-for-sale	23	53
Income tax effect	(7)	(18)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale	-	351
Income tax effect	-	(120)
Other comprehensive income	16	266

Total Comprehensive Income	$156	$442

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholder’s Equity (Unaudited)

Three Months Ended March 31, 2013
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
			(In thousands, except share data)
BALANCE – December 31, 2012	983,821	$14	$13,559	$(3,716)	$(823)	$60	$7,743	$16,837
Common stock released by ESOP			9		17			26

Treasury stock purchased	(13,900)			(210)				(210)

Stock based compensation expense			30					30

Cash dividends declared ($0.04 per share)							(40)	(40)

Net income							140	140

Other comprehensive income						16		16

BALANCE –March 31, 2013	969,921	$14	$13,598	$(3,926)	$(806)	$76	$7,843	$16,799

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Years the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities	(In Thousands)
Net income	$140	$176
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	52	71
Depreciation expense	31	19
Net accretion of securities discounts	(1)	(3)
Amortization of deferred loan fees and costs	26	8
Stock-based compensation expense	56	46
Gain on the sale of loans held for sale	(187)	(81)
Gain on the sale of SBA loans	-	(32)
Net loss on sale of other real estate owned	-	6
Loans held for sale-originations	(12,392)	(5,665)
Loans held for sale-proceeds	12,364	2,813
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(79)	(72)
Prepaid expenses and other assets	73	(120)
Accrued interest payable	3	(2)
Accrued expenses and other liabilities	(140)	(57)
Net Cash Used in Operating Activities	(54)	(2,893)
Cash Flows from Investing Activities,
Net increase in investment in interest-earning time deposits	(5)	(11)
Purchase of investment securities available for sale	(12)	(514)
Proceeds from calls of investment securities available for sale	500	-
Principal payments received on mortgage-backed securities held to maturity	-	299
Net increase in loans receivable	(6,089)	(2,690)
Net decrease in investment in Federal Home Loan Bank stock	64	31
Proceeds from the sale of other real estate owned	-	154
Capitalized expenditures on other real estate owned	(29)	-
Purchase of premises and equipment	(130)	(316)
Net Cash Used in Investing Activities	(5,701)	(3,047)
Cash Flows from Financing Activities
Net increase in deposits	6,047	(2,166)
Dividends paid	(40)	-
Purchase of treasury stock	(210)	(35)
Decrease in advances from borrowers for taxes and insurance	(448)	(338)
Net Cash Provided by (Used in ) Financing Activities	5,349	(2,539)
Net Decrease in Cash and Cash Equivalents	(406)	(8,479)
Cash and Cash Equivalents – Beginning of Year	12,400	11,687
Cash and Cash Equivalents – End of Year	$11,994	$3,208
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$432	$453
Cash payments for income taxes	$15	$113
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$-	$3,591

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly owned subsidiaries.  At March 31, 2013, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  In October 2010, the mortgage company also commenced operations at the Bank’s main office.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.  In February 2010, the Bank opened a branch banking office in the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2012 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2012 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are designated as impaired. For loans that are designated as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Residential owner occupied mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish a specific reserve for loss on any delinquent loan when it determines that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

A loan is identified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans identified as TDRs are designated as impaired.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2013 and 2012.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and restricting the repurchase of capital stock, to preserve capital.  On October 29, 2010, the FHLB of Pittsburgh resumed the repurchase of capital stock.  From October 29, 2010 through March 31, 2013 a total of 424,200 shares have been repurchased at $1.00 per share from the Bank.  In February 2012, the FHLB of Pittsburgh announced that it would begin paying dividends based on the stockholders’ average capital stock held during the quarter prior to payment.

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

At March 31, 2013, the Company has two share-based plans: the 2008 Recognition and Retention Plan (“RRP”) and the 2008 Stock Option Plan.  Awards under both plans were made in May 2008.  These plans are more fully described in Note 8.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 8.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Comprehensive Income (Loss).  Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet and along with net income, are components of comprehensive income.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments included in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  As the adoption of ASU 2013-02 amends only disclosure requirements, the adoption had no impact on the Company’s results of operations or financial position.

Reclassifications.  Certain items in the 2012 consolidated financial statements have been reclassified to conform to the presentation in the 2013 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements. The reclassifications had no effect on net income.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2013, all outstanding stock options (107,570) were dilutive.  For the three months ended March 31, 2012 all outstanding stock options were antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2013	2012

Net Income	$140,000	$176,000

Weighted average shares outstanding – basic	892,666	880,380
Effect of dilutive common stock equivalents	38,150	5,842
Adjusted weighted average shares outstanding – diluted	930,816	886,222

Basic earnings per share	$0.16	$0.20
Diluted earnings per share	$0.15	$0.20

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2013 and December 31, 2012, by contractual maturity, are shown below:

	March 31, 2013	December 31, 2012
	(In Thousands)
Due in one year or less	$2,575	$3,325
Due after one year through five years	5,562	4,807
	$8,137	$8,132

Note 4 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at March 31, 2013 and December 31, 2012 are summarized below (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$1,748	$106	$-	$1,854
Short-term bond fund	1,137	12	-	1,149
Limited-term bond fund	530	-	(3)	527
	$3,415	$118	$(3)	$3,530

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$500	$1	$-	$501
Corporate securities	1,747	81	(2)	1,826
Short-term bond fund	1,127	15	-	1,142
Limited-term bond fund	528	-	(3)	525
	$3,902	$97	$(5)	$3,994

The amortized cost and fair value of available for sale debt securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-
Due after one year through five years	1,748	1,854
Due after five years through ten years	-	-
	$1,748	$1,854

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Limited-term bond fund	1	$-	$-	$527	$(3)	$527	$(3)

	December 31, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	1	$-	$-	$248	$(2)	$248	$(2)
Limited-term bond fund	1	-	-	525	(3)	525	(3)
Total	2	$-	$-	$773	$(5)	$773	$(5)

At March 31, 2013, there was one bond fund in an unrealized loss position that at such date had an aggregated depreciation of 0.57% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates. Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2013 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2013 or 2012.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	March 31, 2013	December 31, 2012
Real estate loans:
One-to-four family residential:
Owner occupied	$9,991	$10,272
Non-owner occupied	37,121	35,118
Total one-to-four family residential	47,112	45,390

Multi-family (five or more) residential	4,070	3,315
Commercial real estate	20,726	18,694
Commercial lines of credit	2,191	1,901
Construction	11,497	9,765
Home equity loans	5,646	6,029
Total real estate loans	91,242	85,094

Auto and equipment loans	77	93
Loans secured by deposits	49	69
Total Loans	91,368	85,256

Deferred loan fees and costs	(154)	(105)
Allowance for loan losses	(912)	(860)

Net Loans	$90,302	$84,291

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$9,197	$425	$70	$299	$9,991
One-to-four family residential non-owner occupied	35,629	354	596	542	37,121
Multi-family residential	4,070	-	-	-	4,070
Commercial real estate and lines of credit	21,867	736	314	-	22,917
Construction	11,497	-	-	-	11,497
Home equity	4,882	232	496	36	5,646
Consumer non-real estate	121	5	-	-	126
	$87,263	$1,752	$1,476	$877	$91,368

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$9,641	$500	$72	$59	$10,272
One-to-four family residential non-owner occupied	34,328	95	504	191	35,118
Multi-family residential	3,315	-	-	-	3,315
Commercial real estate and lines of credit	19,536	565	364	130	20,595
Construction	9,765	-	-	-	9,765
Home equity	5,295	428	268	38	6,029
Consumer non-real estate	156	-	6	-	162
	$82,036	$1,588	$1,214	$418	$85,256

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$368	$368	$-	$371	$3
One-to-four family residential non-owner occupied	491	491	-	491	4
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	458	458	-	462	12
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	647	647	72	649	3
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	314	314	26	314	3
Construction	-	-	-	-	-
Home equity	73	73	53	73	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$368	$368	$-	$371	$3
One-to-four family residential non-owner occupied	1,138	1,138	72	1,140	7
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	314	314	26	314	3
Construction	-	-	-	-	-
Home equity	531	531	53	535	12
Consumer non-real estate	-	-	-	-	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$131	$131	$-	$131	$9
One-to-four family residential non-owner occupied	393	393	-	396	17
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	130	130	-	131	8
Construction	-	-	-	-	-
Home equity	244	244	-	246	14
Consumer non-real estate	6	6	-	9	1

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	302	302	24	304	13
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	364	364	88	366	15
Construction	-	-	-	-	-
Home equity	62	62	28	64	4
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$131	$131	$-	$131	$9
One-to-four family residential non-owner occupied	695	695	24	700	30
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	494	494	88	497	23
Construction	-	-	-	-	-
Home equity	306	306	28	310	18
Consumer non-real estate	6	6	-	9	1

At March 31, 2013, the Company had eight loans totaling $613,000 identified as troubled debt restructurings (TDRs).  All eight loans are considered impaired.  Any TDR that is placed on non-accrual is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of March 31, 2013 have modifications with terms of interest-only payments for a period of nine months. In some cases the modification terms may include a small payment of principal in addition to interest.  The following table presents the Company’s TDR loans as of March 31, 2013 (dollar amounts in thousands):

	March 31, 2013
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$69	-	$69	$-
One-to-four family residential non-owner occupied	4	301	-	301	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	243	-	243	-
Consumer non-real estate	-	-	-	-	-
Total	8	$613	$-	$613	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2012
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	302	-	302	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	245	-	245	1
Consumer non-real estate	-	-	-	-	-
Total	8	$618	$71	$547	$11

The contractual aging of the TDRs in the table above as of March 31, 2013 is as follows (in thousands):

		March 31, 2013
	Current & Past Due Less than 30 Days	Past Due 30- 89 Days	Greater than 90 Days	Non-Accrual	Total
One-to-four family residential owner occupied	$69	$-	$-	$-	$69
One-to-four family residential non-owner occupied	-	-	301	-	301
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	179	-	64	-	243
Consumer non-real estate	-	-	-	-	-
Total	$248	$-	$365	$-	$613

During the three months ended March 31, 2013 there were no new TDRs identified.

The reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2013 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off. As March 31, 2013 all of our loans identified as TDRs were performing in accordance with their modified terms.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2013 and recorded investment in loans receivable as of March 31, 2013 (in thousands):

				March 31, 2013
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$77	$368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	64	5	(46)	12	21	-	1	52
Ending balance	$72	$432	$25	$173	$75	$89	$1	$45	$912

Ending balance evaluated for impairment:
Individually	$-	$72	$-	$26	$-	$53	$-	$-	$151

Collectively	$72	$360	$25	$147	$75	$36	$1	$45	$761

Loans receivable:
Ending balance:	$9,991	$37,121	$4,070	$22,917	$11,497	$5,646	$126	$-	$91,368

Ending balance evaluated for
impairment:
Individually	$368	$1,138	$-	$314	$-	$531	$-	$-	$2,351

Collectively	$9,623	$35,983	$4,070	$22,603	$11,497	$5,115	$126	$-	$89,017

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2012 and recorded investment in loans receivable as of December 31, 2012 (in thousands):

				December 31, 2012
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	(103)	-	-	-	(4)	-	-	(107)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(37)	120	(6)	71	28	(11)	-	(3)	162
Ending balance	$77	$368	$20	$219	$63	$68	$1	$44	$860

Ending balance evaluated for impairment:
Individually	$-	$24	$-	$88	$-	$28	$-	$-	$140

Collectively	$77	$344	$20	$131	$63	$40	$1	$44	$720

Loans receivable:
Ending balance	$10,272	$35,118	$3,315	$20,595	$9,765	$6,029	$162	$-	$85,256

Ending balance evaluated for impairment:
Individually	$131	$695	$-	$494	$-	$306	$6	$-	$1,632

Collectively	$10,141	$34,423	$3,315	$20,101	$9,765	$5,723	$156	$-	$83,624

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2012 (in thousands):

				March 31, 2012
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	-	-	-	-	(3)	-	-	(3)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(7)	24	(2)	34	7	5	-	10	71
Ending balance	$107	$375	$24	$182	$42	$85	$1	$57	$873

Ending balance evaluated for impairment:
Individually	$-	$105	$-	$59	$-	$42	$-	$-	$206

Collectively	$107	$270	$24	$123	$42	$43	$1	$57	$667

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
One-to-four family residential owner occupied	$299	$131
One-to-four family residential non-owner occupied	837	488
Multi-family residential	-	-
Commercial real estate and lines of credit	314	445
Construction	-	-
Home equity	288	256
Consumer non-real estate	-	-
	$1,738	$1,320

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.6 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2013 and 2012, approximately $12,000 and $16,000 of interest income was recognized on non-accrual loans. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms, was approximately $20,000 and $40,000 for the three months ended March 31, 2013 and 2012, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$635	$299	$934	$9,057	$9,991	$-
One-to-four family residential non- owner occupied	925	1,472	2,397	34,724	37,121	635
Multi-family residential	77	-	77	3,993	4,070	-
Commercial real estate and lines of credit	1,861	420	2,281	20,636	22,917	106
Construction	-	-	-	11,497	11,497	-
Home equity	543	384	927	4,719	5,646	96
Consumer non-real estate	22	5	27	99	126	5
	$4,063	$2,580	$6,643	$84,725	$91,368	$842

	December 31, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$348	$373	$721	$9,551	$10,272	$242
One-to-four family residential non- owner occupied	1,506	790	2,296	32,822	35,118	302
Multi-family residential	79	-	79	3,236	3,315	-
Commercial real estate and lines of credit	756	657	1,413	19,182	20,595	212
Construction	382	-	382	9,383	9,765	-
Home equity	238	321	559	5,470	6,029	65
Consumer non-real estate	6	-	6	156	162	-
	$3,315	$2,141	$5,456	$79,800	$85,256	$821

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):
	March 31, 2013	December 31, 2012
Passbook savings accounts	$2,861	$2,890
Statement savings accounts	5,863	5,843
eSavings accounts	13,424	10,604
Certificates of deposit	80,937	77,701
Total deposits	$103,085	$97,038

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Borrowings

Federal Home Loan Bank advances consist of the following at both March 31, 2013 and December 31, 2012 (in thousands):

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months March 31, 2013 and 2012 the Company recognized $26,000 and $16,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  Pursuant to the RRP, 43,324 shares acquired by the RRP Trust were granted to certain officers, employees and directors of the Company in May 2008, with 12,221 shares remaining available for future grant.  Due to forfeiture of shares by certain employees in addition to unawarded shares, as of March 31, 2013, 12,459 shares remain available for future grant.  The RRP share awards have vesting periods from five to seven years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Recognition & Retention Plan (Continued)

A summary of the status of the shares under the RRP as of March 31, 2013 and 2012 and changes during the three months ended March 31, 2013 and 2012 is as follows:

	March 31, 2013		March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	8,894	$9.05	17,440	$9.05
Granted	-	-	-	-
Vested	-	-	-	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	8,894	$9.05	17,440	$9.05

The weighted average grant date fair value is the last sale price as quoted on the OTC Bulletin Board on May 14, 2008.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During each of the three months ended March 31, 2013 and 2012, approximately $19,000 in compensation expense was recognized.  A tax benefit of approximately $6,000 was recognized during each of these periods.  As of March 31, 2013, approximately $13,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.2 years.

Stock Option Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant the stock options in May 2008 at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.  Pursuant to the Option Plan, 108,311 stock options were granted to certain officers, employees and directors of the Company in May 2008. Due to forfeiture of stock options by certain employees in addition to unawarded stock options, as of March 31, 2013, 31,293 stock options remain available for future grant.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Stock Option Plan  (Continued)

A summary of option activity under the Company’s Option Plan as of March 31, 2013 and 2012 and changes during the three months ended March 31, 2013 and 2012 is as follows:

	2013			2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	5.4	107,570	$10.00
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	--	-
Outstanding at the end of the period	107,570	$10.00	5.1	107,570	$10.00
Exercisable at the end of the period	85,332	$10.00	5.1	63,999	$10.00

During each of the three months ended March 31, 2013 and 2012, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $2,000 was recognized during each of these periods.  As of March 31, 2013, approximately $7,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.2 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2013 (in thousands):

	March 31, 2013
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Corporate securities	$1,854	$1,854	$-	$-
Short-term bond fund	1,149	1,149	-	-
Limited-term bond fund	527	527	-	-
Total investment securities available for sale	$3,530	$3,530	$-	$-
Total recurring fair value measurements	$3,350	$3,350	$-	$-

Nonrecurring fair value measurements
Impaired loans	$883	$-	$-	$883

Other real estate owned	199	-	-	199
Total nonrecurring fair value measurements	$1,082	$-	$-	$1,082

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2012 (in thousands):

	December 31, 2012
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$501	$-	$501	$-
Corporate securities	1,826	1,826	-	-
Short-term bond fund	1,142	1,142	-	-
Limited-term bond fund	525	525	-	-
Total investment securities available for sale	$3,994	$3,493	$501	$-
Total recurring fair value measurements	$3,994	$3,493	$501	$-

Nonrecurring fair value measurements
Impaired loans	$588	$-	$-	$588

Other real estate owned	170	-	-	170
Total nonrecurring fair value measurements	$758	$-	$-	$758

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair	Valuation	Unobservable	Range (Weighted
	Value	Techniques	Input	Average)
Impaired loans	$883	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-40% (24%)

Other real estate owned	$199	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-29% (17%)

	December 31, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$588	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-58% (31%)

Other real estate owned	$170	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-29% (17%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2013 and December 31, 2012 (in thousands):

			Fair Value Measurements at
			March 31, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$11,994	$11,994	$11,994	$-	$-
Investment in interest-earning time deposits	8,137	8,316	-	8,316	-
Investment securities available for sale	3,530	3,530	3,530	-	-
Loans held for sale	5,090	5,252	-	5,252	-
Loans receivable, net	90,302	91,485	-	-	91,485
Accrued interest receivable	736	736	736	-	-
Investment in FHLB stock	373	373	-	373	-

Financial Liabilities
Deposits	103,085	105,498	22,148	83,350	-
FHLB advances, short-term	2,000	2,000	-	2,000	-
Accrued interest payable	84	84	84	-	-

			Fair Value Measurements at
			December 31, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$12,400	$12,400	$12,400	$-	$-
Investment in interest-earning time deposits	8,132	8,234	-	8,234	-
Investment securities available for sale	3,994	3,994	3,493	501	-
Loans held for sale	4,875	5,053	-	5,053	-
Loans receivable, net	84,291	86,503	-	-	86,503
Accrued interest receivable	657	657	657	-	-
Investment in FHLB stock	437	437	-	437	-

Financial Liabilities
Deposits	97,038	98,279	19,337	78,942	-
FHLB advances, short-term	2,000	2,000	-	2,000	-
Accrued interest payable	81	81	81	-	-

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

At March 31, 2013 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.   The mortgage company also began operating at our main office in the Delaware Valley Region of Pennsylvania in October 2010.  In connection with the expansion into these activities, the Company acquired an office building in Allentown, Pennsylvania from which the subsidiaries operate.  The Bank also opened a new branch office at this location in February 2010.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are designated as impaired. For loans that are designated as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Residential owner occupied mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company’s policy to establish a specific reserve for loss on any delinquent loan when it determines that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

A loan is identified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans identified as TDRs are designated as impaired.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General. The Company’s total assets at March 31, 2013 were $122.8 million, an increase of $5.4 million, or 4.6%, from $117.4 million at December 31, 2012.  This growth in total assets was primarily due to increases in loans receivable, net of $6.0 million and loans held for sale of $215,000.  Offsetting these increases were decreases in investment securities of $464,000, as a result of calls, and cash and cash equivalents of $406,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $406,000 or 3.3%, from $12.4 million at December 31, 2012 to $12.0 million at March 31, 2013 as excess liquidity was used to fund loans.

Investment Securities Available for Sale.  Investment securities decreased $464,000, or 11.6%, to $3.5 million at March 31, 2013 from $4.0 million at December 31, 2012.  The decrease was due primarily to a call of a U.S. Government agency security in the amount of $500,000.

Loans Held for Sale.  Loans held for sale increased $215,000 to $5.1 million at March 31, 2013 from $4.9 million at December 31, 2012 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $12.4 million of one-to-four family residential loans during the three months ended March 31, 2013 and sold $12.2 million of these loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $6.0 million, or 7.1%, to $90.3 million at March 31, 2013 from $84.3 million December 31, 2012.  This increase was funded primarily from the increase in deposits, proceeds from the call of investment securities available for sale, and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate category which increased $2.0 million, or 10.9%, in one-to-four family residential non-owner occupied loans which increased $2.0 million, or 5.7%, in construction loans which increased $1.7 million, or 17.7%,  in multi-family residential loans which increased $755,000, or 22.8%, and in commercial lines of credit which increased $290,000, or 15.3%.  These increases were partially offset by decreases of $383,000, or 6.4%, in home equity loans and $281,000, or 2.7%, in residential mortgage one-to-four family owner occupied loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Premises and Equipment, Net.  Premises and equipment, net, increased $99,000, or 6.2%, to $1.7 million at March 31, 2013 from $1.6 million at December 31, 2012 primarily due to the capital expenditures made during the three months ended March 31, 2013 in connection with the Company’s upgrade of its core processing computer system.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $199,000 at March 31, 2013, consisting of three properties.  These are the same three properties that totaled $170,000 at December 31, 2012.  The $29,000 increase is attributable to capital improvements made on two of the properties during the quarter ended March 31, 2013.

Deposits. Total interest-bearing deposits increased $6.0 million, or 6.2%, to $103.1 million at March 31, 2013 from $97.0 million at December 31, 2012. This increase in deposits was primarily attributable to increases of $3.2 million in certificates of deposit and $2.8 million in eSavings accounts.

Stockholders’ Equity.  Total stockholders’ equity decreased $38,000 to $16.80 million at March 31, 2013 from $16.84 million at December 31, 2012. Contributing to the decrease were dividends paid of $40,000 and the purchase of 13,900 shares of the Company’s stock as part of the Company’s stock repurchase program, for an aggregate purchase price of $210,000.  These decreases were partially offset by net income for the quarter ended March 31, 2013 of $140,000, amortization of stock awards and options under our stock compensation plans of $30,000, common stock earned by participants in the employee stock ownership plan of $26,000, and accumulated other comprehensive income of $16,000.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income amounted to $140,000 for the three months ended March 31, 2013, a decrease of $36,000, or 20.5%, compared to net income of $176,000 for three months ended March 31, 2012.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $305,000, offset by increases in net interest income of $75,000 and non-interest income of $148,000, and decreases in the provision for loan losses of $19,000 and the provision for income taxes of $27,000.

 Net Interest Income.Net interest income increased $75,000, or 7.6%, to $1.1 million for the three months ended March 31, 2013 from $984,000 for the three months ended March 31, 2012.  The increase was driven by a $59,000, or 4.1%, increase in interest income and a $16,000, or 3.5%, decrease in interest expense.

Interest Income.  Interest income increased $59,000, or 4.1%, to $1.49 million for the three months ended March 31, 2013 from $1.44 million for the three months ended March 31, 2012.  The increase in interest income was primarily due to a $13.4 million increase in average loans receivable, net, including loans held for sale, which had the effect of increasing interest income $222,000, and a $1.2 million increase in average short-term investments and investment securities available for sale, which had the effect of increasing interest income $5,000.  Offsetting these increases was a 41 basis point decline in the yield on loans receivable, net, including loans held for sale which had the effect of decreasing interest income $96,000, and a 47 basis point decline in average short-term investments and investment securities available for sale which had the effect of decreasing interest income $27,000.  Also contributing to offsetting the increases in interest income was the $3.8 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $45,000. The decrease in rates was consistent with the decrease in market interest rates from March 2012 to March 2013.  The decrease in average mortgage-backed securities held to maturity was due to the sale of mortgage-backed securities in the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012. In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held to maturity for a period of two years after the transfer.

Interest Expense.  Interest expense decreased $16,000, or 3.5%, to $435,000 for the three months ended March 31, 2013 from $451,000 for the three months ended March 31, 2012.  The decrease was primarily attributable to a 28 basis point decline in the overall cost of average interest-bearing liabilities from 1.98% for the three months ended March 31, 2013 to 1.70% for the three months ended March 31, 2012 which had the effect of decreasing interest expense by $48,000.  This decrease due to rate combined with a decrease of $1.8 million in average FHLB advances which had the effect of decreasing interest expense by $19,000.  These decreases were offset by an increase of $7.8 million in average eSavings accounts which had the effect of increasing interest expense by $18,000, and an increase of $6.2 million in average certificates of deposits which had the effect of increasing interest expense by $33,000.  The overall decrease in rates was consistent with the decrease in market interest rates from March 2012 to March 2013.  The decrease in the average FHLB advances was attributable to the scheduled repayments while the increases in average eSavings accounts and certificates of deposit accounts on a comparative quarterly basis were due to rates offered by the Company in these two deposit categories.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment and mortgage-backed securities available for sale	$22,975	$64	1.11%	$1,792	$87	1.60%
Mortgage-backed securities held to maturity	-	-	-	3,787	45	4.75
Loans receivable, net (1) (2)	99,991	1,430	6.22	78,574	1,303	6.63
Total interest-earning assets	114,966	1,494	5.20%	104,153	1,435	5.51%
Non-interest-earning assets	5,083			3,796
Total assets	$120,049			$107,949
Interest-bearing liabilities:
Passbook accounts	$2,853	2	0.28%	$2,948	2	0.27%
Statement savings accounts	5,720	6	0.42	6,674	7	0.42
eSavings accounts	12,021	26	0.87	4,258	10	0.94
Certificate of deposit accounts	79,608	380	1.91	73,449	392	2.13
Total deposits	100,202	414	1.65	87,329	411	1.88
FHLB advances	2,000	21	4.20	3,800	40	4.21
Total interest-bearing liabilities	102,202	435	1.70%	91,129	451	1.98%
Non-interest-bearing liabilities	1,056			1,031
Total liabilities	103,258			92,160
Stockholders’ Equity	16,791			15,789
Total liabilities and Stockholders’ Equity	$120,049			$107,949
Net interest-earning assets	$12,764			$11,489
Net interest income; average interest rate spread		$1,059	3.50%		$984	3.53%
Net interest margin (3)			3.68%			3.78%
Average interest-earning assets to average interest-bearing liabilities			112.49%			114.29%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $19,000, or 26.8%, from $71,000 for the three months ended March 31, 2012 to $52,000 for the three months ended March  31, 2013, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2013.

Non-performing loans amounted to $2.6 million, or 2.86% of net loans receivable at March 31, 2013, consisting of thirty-two loans, twenty-one of which are on non-accrual status and eleven of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.1 million, or 2.54% of net loans receivable at December 31, 2012, consisting of twenty-six loans, seventeen of which were on non-accrual status and nine of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2013 include sixteen one-to-four family non-owner occupied residential loans, nine home equity loans, three commercial real estate loans, three one-to-four family owner-occupied residential loans, and one consumer non-real estate loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2013, six loans were placed on non-accrual status resulting in the reversal of approximately $17,000 of previously accrued interest income and two loans that were on non-accrual were returned to accrual status.  Included in non-performing loans are six loans identified as troubled debt restructurings which totaled $365,000 at March 31, 2013.  The Company had two additional troubled debt restructuring not included in non-performing loans at March 31, 2013 in the amount of $248,000 that were current.  The allowance for loan losses as a percent of total loans receivable was 1.00% at March 31, 2013 and 1.01% at December 31, 2012.

Other real estate owned (OREO) amounted to $199,000 at March 31, 2013, consisting of three properties.  These are the same three properties that totaled $170,000 at December 31, 2012.  The $29,000 increase is attributable to capital improvements made on two of the properties during the quarter ended March 31, 2013.

Non-Interest Income.  Non-interest income increased $148,000 or 74.4%, for the three months ended March 31, 2013 over the comparable period in 2012 due primarily to a $106,000 increase in the net gain on the sales of loans held for sale and a $74,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries. These increases were offset by a $32,000 decrease in the gain on sale of an SBA loan which was sold during the quarter ended March 31, 2012.

Non-Interest Expense. Non-interest expense increased $305,000, or 37.1%, from $823,000 for the three months ended March 31, 2012 to $1.1 million for the three months ended March 31, 2013.  Salaries and employee benefits expense accounted for $212,000 of the change as this expense increased 43.0%, from $493,000 for the three months ended March 31, 2012 to $705,000 for the three months ended March 31, 2013 due primarily to increased staff as the Company expanded its mortgage banking and lending operations.  Also contributing to the period over period increase was a $33,000, or 44.0%, increase in occupancy and equipment expense, a $23,000, or 33.8%, increase in other expense, a $22,000, or 28.2%, increase in professional fees, and a $12,000, or 85.7%, increase in advertising expense.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades. The increase in professional fees was primarily due to costs related to compliance and loan collections.

Provision for Income Tax.  The provision for income tax decreased $27,000, or 23.9%,  from $113,000 for the three months ended March 31, 2012 to $86,000 for the three months ended March 31, 2013 due primarily to the increase in pre-tax income, as our effective tax rate remained relatively consistent at 38.1% for the 2013 period compared to 39.1% for the comparable period in 2012.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2013 the Company's cash and cash equivalents amounted to $12.0 million.  At such date, the Company also had $2.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2013, Quaint Oak Bank had outstanding commitments to originate loans of $3.5 million and commitments under unused lines of credit of $11.1 million.

At March 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $28.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at the time of maturity and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March 31, 2013, we had $2.0 million of advances from the Federal Home Loan Bank of Pittsburgh and had $46.7 million in borrowing capacity.  We are reviewing our continued utilization of advances from the Federal Home Loan Bank as a source of funding based on the decision in December 2008 by the Federal Home Loan Bank to suspend the dividend on, and restrict the repurchase of, Federal Home Loan Bank stock.  The amount of Federal Home Loan Bank stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.  Should we decide to utilize sources of funding other than advances from the Federal Home Loan Bank, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.  As of March 31, 2013 Quaint Oak Bank has $2.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2013.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at March 31, 2013.

Our stockholders’ equity amounted to $16.80 million at March 31, 2013, a decrease of $38,000 from $16.84 million at December 31, 2012.  Contributing to the decrease were dividends paid of $40,000 and the purchase of 13,900 shares of the Company’s stock as part of the Company’s stock repurchase program, for an aggregate purchase price of $210,000.  These decreases were partially offset by net income for the quarter ended March 31, 2013 of $140,000, amortization of stock awards and options under our stock compensation plans of $30,000, common stock earned by participants in the employee stock ownership plan of $26,000, and accumulated other comprehensive income of $16,000.  For further discussion of the stock compensation plans, see Note 8 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2013, Quaint Oak Bank exceeded each of its capital requirements with ratios of  12.93%, 19.75% and 20.93% , respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2013, we had unfunded commitments under lines of credit of $11.1 million and $3.5 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 – January 31, 2013	-	$-	-	59,920
February 1, 2013 – February 28, 2013	5,000	13.98	1,600	58,320
March 1, 2013 – March 31, 2013	8,900	15.67	8,900	49,420
Total	13,900	$15.06	10,500	49,420

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
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

Date: May 14, 2013	By:	/s/ Robert T. Strong Robert T. Strong President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ John J. Augustine John J. Augustine Chief Financial Officer