Form 10-Q
period 2013-06-30
QUAINT OAK BANCORP INC
filed 2013-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2013, 965,374 shares of the Registrant's common stock were issued and outstanding.

 ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2013	2012
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,119	$1,629
Due from banks, interest-bearing	11,158	10,771
Cash and cash equivalents	13,277	12,400
Investment in interest-earning time deposits	7,920	8,132
Investment securities available for sale at fair value	3,478	3,994
Loans held for sale	3,153	4,875
Loans receivable, net of allowance for loan losses
(2013 $952; 2012 $860)	92,434	84,291
Accrued interest receivable	678	657
Investment in Federal Home Loan Bank stock, at cost	260	437
Premises and equipment, net	1,670	1,608
Other real estate owned, net	187	170
Prepaid expenses and other assets	712	811

Total Assets	$123,769	$117,375

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$104,548	$97,038
Federal Home Loan Bank advances	1,000	2,000
Accrued interest payable	75	81
Advances from borrowers for taxes and insurance	991	991
Accrued expenses and other liabilities	256	428
Total Liabilities	106,870	100,538

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 965,374 and 983,821 outstanding at June 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	13,572	13,559
Treasury stock, at cost: 2013 423,251 shares; 2012 404,804 shares	(3,997)	(3,716)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(571)	(623)
Recognition & Retention Plan Trust (RRP)	(120)	(200)
Accumulated other comprehensive income	33	60
Retained earnings	7,968	7,743
Total Stockholders' Equity	16,899	16,837

Total Liabilities and Stockholders’ Equity	$123,769	$117,375

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except for share data)
Interest Income
Interest on loans	$1,485	$1,376	$2,915	$2,679
Interest and dividends on short-term investments and investment securities	67	92	131	224
Total Interest Income	1,552	1,468	3,046	2,903

Interest Expense
Interest on deposits	421	392	835	803
Interest on Federal Home Loan Bank advances	14	32	35	72
Total Interest Expense	435	424	870	875

Net Interest Income	1,117	1,044	2,176	2,028

Provision for Loan Losses	55	79	107	150

Net Interest Income after Provision for Loan Losses	1,062	965	2,069	1,878

Non-Interest Income
Mortgage banking and title abstract fees	105	56	249	126
Other fees and services charges	15	13	23	25
Net gain on sales of loans	282	114	469	195
Gain on sale of SBA loan	-	-	-	32
Gain on sale of investment securities	-	331	-	331
Loss on sale of other real estate owned	(10)	-	(10)	(6)
Other	7	8	15	18
Total Non-Interest Income	399	522	746	721

Non-Interest Expense
Salaries and employee benefits	749	523	1,454	1,016
Directors' fees and expenses	56	55	115	110
Occupancy and equipment	126	84	234	159
Professional fees	107	91	207	169
FDIC deposit insurance assessment	5	33	35	65
Other real estate owned expense	20	2	29	10
Advertising	12	15	38	29
Other	113	75	204	143
Total Non-Interest Expense	1,188	878	2,316	1,701

Income before Income Taxes	273	609	499	898

Income Taxes	100	236	186	349

Net Income	$173	$373	$313	$549

Earnings per share - basic	$0.20	$0.42	$0.35	$0.62
Average shares outstanding - basic	886,437	886,437	889,534	883,408
Earnings per share - diluted	$0.19	$0.42	$0.34	$0.62
Average shares outstanding - diluted	926,817	891,204	925,486	888,835

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	2013	2012	2013	2012
		(In thousands)
Net Income	$173	$373	$313	$549

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(64)	(3)	(41)	50
Income tax effect	21	1	14	(17)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale	-	-	-	351
Income tax effect	-	-	-	(120)
Reclassification adjustment for gains on sale of investment securities included in net income	-	(331)	-	(331)
Income tax effect	-	113	-	113

Net other comprehensive income (loss)	(43)	(220)	(27)	46

Total Comprehensive Income	$130	$153	$286	$595

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholder's Equity (Unaudited)

Six Months Ended June 30, 2013

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
			(In thousands, except share data)
BALANCE – December 31, 2012	983,821	$14	$13,559	$(3,716)	$(823)	$60	$7,743	$16,837
Common stock released by ESOP			33		52			85

Treasury stock purchased	(18,447)			(281)				(281)

Stock based compensation expense			60					60

Release of 8,544 vested RRP shares			(80)		80			-

Cash dividends declared ($0.09 per share)							(88)	(88)

Net income							313	313

Other comprehensive loss						(27)		(27)

BALANCE –June 30, 2013	965,374	$14	$13,572	$(3,997)	$(691)	$33	$7,968	$16,899

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$313	$549
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	107	150
Depreciation expense	64	45
Net accretion of securities discounts	(2)	(81)
Amortization of deferred loan fees and costs	63	16
Stock-based compensation expense	145	112
Gain on the sale of loans held for sale	(469)	(195)
Gain on the sale of securities available for sale	-	(331)
Gain on the sale of SBA loan	-	(32)
Loss on sale of other real estate owned	10	6
Loans held for sale-originations	(26,097)	(10,270)
Loans held for sale-proceeds	28,288	8,790
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(21)	(96)
Prepaid expenses and other assets	114	(56)
Accrued interest payable	(6)	(13)
Accrued expenses and other liabilities	(172)	(11)
Net Cash Provided by (Used in) Operating Activities	2,337	(1,417)
Cash Flows from Investing Activities
Net decrease (increase) in investment in interest-earning time deposits	212	(7)
Purchase of investment securities available for sale	(24)	(528)
Proceeds from calls of investment securities available for sale	500	1,588
Proceeds from the sale of securities available for sale	-	3,911
Principal payments received on mortgage-backed securities held to maturity	-	299
Net increase in loans receivable	(8,344)	(3,865)
Gross decrease in investment in Federal Home Loan Bank stock	177	60
Proceeds from the sale of other real estate owned	45	154
Capitalized expenditures on other real estate owned	(41)	-
Purchase of premises and equipment	(126)	(449)
Net Cash (Used in) Provided by Investing Activities	(7,601)	1,163
Cash Flows from Financing Activities
Net increase (decrease) in deposits	7,510	(921)
Decrease in Federal Homes Loan Bank advances	(1,000)	(1,000)
Dividends paid	(88)	(74)
Purchase of treasury stock	(281)	(33)
Decrease in advances from borrowers for taxes and insurance	(-)	(129)
Net Cash Provided by (Used in) Financing Activities	6,141	(2,157)
Net Increase (Decrease) in Cash and Cash Equivalents	877	(2,411)
Cash and Cash Equivalents – Beginning of Year	12,400	11,687
Cash and Cash Equivalents – End of Year	$13,277	$9,276

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$876	$888
Cash payments for income taxes	$130	$316
Transfer of loans to other real estate owned	$31	$-
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$-	$3,591

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly-owned subsidiaries.  At June 30, 2013, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank's two branch offices includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2012 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2012 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s most significant estimates are the determination of the allowance for loan losses, the assessment of other-than-temporary impairment of investment securities, valuation of other real estate owned, and the valuation of deferred tax assets.

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

The accrual of interest is generally discontinued when principal or interest has become 90 days past due unless the loan is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, a loan is restored to accrual status when the obligation is brought current, it has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans designated as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three and six months ended June 30, 2013 and 2012.

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

At June 30, 2013, the Company has three share-based plans: the 2008 Recognition and Retention Plan (“RRP”), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 8.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2013, 107,570 outstanding stock options were dilutive.  For the three months and six months ended June 30, 2012 all outstanding stock options were antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$173,000	$373,000	$313,000	$549,000

Weighted average shares outstanding – basic	886,437	886,437	889,534	883,408
Effect of dilutive common stock equivalents	40,380	4,767	35,952	5,427
Adjusted weighted average shares outstanding – diluted	926,817	891,204	925,486	888,835

Basic earnings per share	$0.20	$0.42	$0.35	$0.62
Diluted earnings per share	$0.19	$0.42	$0.34	$0.62

Note 3 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2013 and December 31, 2012, by contractual maturity, are shown below:

	June 30, 2013	December 31, 2012
	(In Thousands)
Due in one year or less	$2,570	$3,325
Due after one year through five years	5,350	4,807
	$7,920	$8,132

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at June 30, 2013 and December 31, 2012 are summarized below (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$1,749	$73	$-	$1,822
Short-term bond fund	1,147	-	(8)	1,139
Limited-term bond fund	532	-	(15)	517
	$3,428	$73	$(23)	$3,478

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agency securities	$500	$1	$-	$501
Corporate securities	1,747	81	(2)	1,826
Short-term bond fund	1,127	15	-	1,142
Limited-term bond fund	528	-	(3)	525
	$3,902	$97	$(5)	$3,994

The amortized cost and fair value of available for sale debt securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$-	$-
Due after one year through five years	1,749	1,822
Due after five years through ten years	-	-
	$1,749	$1,822

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Short-term bond fund	1	$1,139	$(8)	$-	$-	$1,139	$(8)
Limited-term bond fund	1	-	-	517	(15)	517	(15)
Total	2	$1,139	$-	$517	$(15)	$1,656	$(23)

	December 31, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate securities	1	$-	$-	$248	$(2)	$248	$(2)
Limited-term bond fund	1	-	-	525	(3)	525	(3)
Total	2	$-	$-	$773	$(5)	$773	$(5)

At June 30, 2013, there were two bond funds in an unrealized loss position that at such date had an aggregated depreciation of 1.37% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2013 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and six months ended June 30, 2013 or 2012.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	June 30,	December 31,
	2013	2012
Real estate loans:
One-to-four family residential:
Owner occupied	$9,349	$10,272
Non-owner occupied	37,792	35,118
Total one-to-four family residential	47,141	45,390

Multi-family (five or more) residential	3,803	3,315
Commercial real estate	20,745	18,694
Commercial lines of credit	1,747	1,901
Construction	14,586	9,765
Home equity loans	5,469	6,029
Total real estate loans	93,491	85,094

Auto and equipment loans	72	93
Loans secured by deposits	34	69
Total Loans	93,597	85,256

Deferred loan fees and costs	(211)	(105)
Allowance for loan losses	(952)	(860)

Net Loans	$92,434	$84,291

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$8,551	$420	$68	$310	$9,349
One-to-four family residential non-owner occupied	35,873	785	642	492	37,792
Multi-family residential	3,803	-	-	-	3,803
Commercial real estate and lines of credit	21,759	319	302	112	22,492
Construction	14,586	-	-	-	14,586
Home equity	5,078	-	294	97	5,469
Consumer non-real estate	101	-	-	5	106
	$89,751	$1,524	$1,306	$1,016	$93,597

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

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$378	$378	$-	$382	$5
One-to-four family residential non-owner occupied	702	702	-	708	30
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	105	105	-	106	8
Construction	-	-	-	-	-
Home equity	118	118	-	120	4
Consumer non-real estate	5	5	-	5	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	432	432	61	435	1
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	309	309	25	314	4
Construction	-	-	-	-	-
Home equity	73	73	73	73	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$378	$378	$-	$382	$5
One-to-four family residential non-owner occupied	1,134	1,134	61	1,143	31
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	414	414	25	420	12
Construction	-	-	-	-	-
Home equity	191	191	73	193	4
Consumer non-real estate	5	5	-	5	-

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

At June 30, 2013, the Company had seven loans totaling $430,000 that were identified as troubled debt restructurings.  None of these loans were delinquent and were all performing in accordance with their modified terms.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. None of the restructurings were made under a government assistance program. These restructurings were allowed in an effort to maximize the Company’s ability to collect on loans where borrowers were experiencing financial difficulty. All the Company’s TDRs as of June 30, 2013 have modifications with terms of interest-only payments for a period of nine months. In some cases the modification terms may include a small payment of principal in addition to interest.  The following tables present the Company’s TDR loans as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	June 30, 2013
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$68	$-	$68	$-
One-to-four family residential non-owner occupied	4	299	-	299	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	2	63	-	63	-
Consumer non-real estate	-	-	-	-	-
Total	7	$430	$-	$430	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2012
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	302	-	302	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	245	-	245	1
Consumer non-real estate	-	-	-	-	-
Total	8	$618	$71	$547	$11

The contractual aging of the TDRs in the table above as of June 30, 2013 is as follows (in thousands):

	June 30, 2013
	Current &
	Past Due		Greater
	Less than 30	Past Due	than 90	Non-
	Days	30-89 Days	Days	Accrual	Total

One-to-four family residential owner occupied	$68	$-	$-	$-	$68
One-to-four family residential non-owner occupied	299	-	-	-	299
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	63	-	-	-	63
Consumer non-real estate	-	-	-	-	-
Total	$430	$-	$-	$-	$430

During the six months ended June 30, 2013 there were no new TDRs identified.During the quarter ended June 30, 2013, one loan in the amount of $179,000 that was previously identified as a TDR was removed from TDR status as the borrower is current and making regular payments since April 2012.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2013 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off. As June 30, 2013 all of our loans identified as TDRs were performing in accordance with their modified terms.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2013 and recorded investment in loans receivable as of June 30, 2013 (in thousands):

				June 30, 2013
	1-4 Family	1-4 Family		Commercial
	Residential	Residential	Multi-	Real Estate			Consumer
	Owner	Non-Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$72	$432	$25	$173	$75	$89	$1	$45	$912
Charge-offs	-	(15)	-	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	3	(2)	4	20	21	-	14	55
Ending balance	$67	$420	$23	$177	$95	$110	$1	$59	$952

For the Six Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$77	$368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	-	(15)	-	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	66	3	(42)	32	42	-	15	107
Ending balance	$67	$420	$23	$177	$95	$110	$1	$59	$952

Ending balance evaluated
for impairment:
Individually	$-	$61	$-	$25	$-	$73	$-	$-	$159

Collectively	$67	$359	$23	$152	$95	$37	$1	$59	$793

Loans receivable:
Ending balance	$9,349	$37,792	$3,803	$22,492	$14,586	$5,469	$106	$-	$93,597

Ending balance evaluated
for impairment:
Individually	$378	$1,134	$-	$414	$-	$191	$5	$-	$2,122
Collectively	$8,971	$36,658	$3,803	$22,078	$14,486	$5,278	$101	$-	$91,475

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2012 and recorded investment in loans receivable as of June 30, 2012 (in thousands):

June 30, 2012
1-4 Family	1-4 Family		Commercial
Residential	Residential	Multi-	Real Estate			Consumer
Owner	Non-Owner	Family	and Lines of		Home	Non-Real
Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$107	$375	$24	$182	$42	$85	$1	$56	$872
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(31)	34	(3)	66	10	(9)	1	11	79
Ending balance	$76	$409	$21	$248	$52	$76	$2	$67	$951

For the Six Months Ended June 30, 2012
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	-	-	-	-	(4)	-	-	(4)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(38)	58	(5)	100	17	(3)	1	20	150
Ending balance	$76	$409	$21	$248	$52	$76	$2	$67	$951

Ending balance evaluated
for impairment:
Individually	$-	$121	$-	$103	$-	$40	$1	$-	$265
Collectively	$76	$288	$21	$145	$52	$36	$1	$67	$686

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2012 and recorded investment in loans receivable as of December 31, 2012 (in thousands):

December 31, 2012
1-4 Family	1-4 Family		Commercial
Residential	Residential	Multi-	Real Estate			Consumer
Owner	Non-Owner	Family	and Lines of		Home	Non-Real
Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	(103)	-	-	-	(4)	-	-	(107)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(37)	120	(6)	71	28	(11)	-	(3)	162
Ending balance	$77	$368	$20	$219	$63	$68	$1	$44	$860

Ending balance evaluated for impairment:
Individually	$-	$24	$-	$88	$-	$28	$-	$-	$140

Collectively	$77	$344	$20	$131	$63	$40	$1	$44	$720
Loans receivable:
Ending balance	$10,272	$35,118	$3,315	$20,595	$9,765	$6,029	$162	$-	$85,256

Ending balance evaluated
for impairment:
Individually	$131	$695	$-	$494	$-	$306	$6	$-	$1,632

Collectively	$10,141	$34,423	$3,315	$20,101	$9,765	$5,723	$156	$-	$83,624

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
One-to-four family residential owner occupied	$310	$131
One-to-four family residential non-owner occupied	635	488
Multi-family residential	-	-
Commercial real estate and lines of credit	309	445
Construction	-	-
Home equity	128	256
Consumer non-real estate	5	-
	$1,387	$1,320

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.9 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended June 30, 2013 and 2012, approximately $0 and $20,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $29,000 and $18,000 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, approximately $4,000 and $35,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $48,000 and $45,000 for the six months ended June 30, 2013 and 2012, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$920	$310	$1,230	$8,119	$9,349	$-
One-to-four family residential non-owner occupied	857	918	1,775	36,017	37,792	283
Multi-family residential	75	-	75	3,728	3,803	-
Commercial real estate and lines of credit	503	581	1,084	21,408	22,492	272
Construction	295	-	295	14,291	14,586	-
Home equity	142	128	270	5,199	5,469	-
Consumer non-real estate	-	5	5	101	106	-
	$2,792	$1,942	$4,734	$88,863	$93,597	$555

	December 31, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$348	$373	$721	$9,551	$10,272	$242
One-to-four family residential non-owner occupied	1,506	790	2,296	32,822	35,118	302
Multi-family residential	79	-	79	3,236	3,315	-
Commercial real estate and lines of credit	756	657	1,413	19,182	20,595	212
Construction	382	-	382	9,383	9,765	-
Home equity	238	321	559	5,470	6,029	65
Consumer non-real estate	6	-	6	156	162	-
	$3,315	$2,141	$5,456	$79,800	$85,256	$821

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2013	December 31, 2012
Passbook savings accounts	$2,793	$2,890
Statement savings accounts	5,688	5,843
eSavings accounts	13,714	10,604
Certificates of deposit	82,353	77,701
Total deposits	$104,548	$97,038

Note 7 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
Maturity Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
1 to 12 Months	$1,000	4.32%	$2,000	4.19%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2013, the Company recognized $59,000 and $85,000 of ESOP expense, respectively. During the three and six months June 30, 2012, the Company recognized $37,000 and $53,000 of ESOP expense, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 55,545 shares of the Company’s stock in the open market at an average price of $9.36 totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “Stock Incentive Plan”).  The Stock Incentive Plan provides that no more than 24,375, or 25%, of the shares may be granted as restricted stock awards.

As of June 30, 2013, a total of 26,500 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of June 30, 2013 and 2012 and changes during the six months ended June 30, 2013 and 2012 is as follows:

	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	8,894	$9.05	17,440	$9.05
Granted	26,150	16.20	-	-
Vested	(8,544)	9.05	(8,546)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	26,500	$16.11	8,894	$9.05

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and six months ended June 30, 2013, approximately $19,000 and $39,000 in compensation expense was recognized, respectively.  During the three and six months ended June 30, 2012, approximately $19,000 and $338,000 in compensation expense was recognized, respectively. A tax benefit of approximately $6,000 and $13,000, respectively, was recognized during each of these periods.  As of June 30, 2013, approximately $416,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

Stock Option Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Stock Incentive Plan approved by shareholders in May 2013 covered a total of 97,500 shares, of which 24,375 may be restricted stock awards, for a balance of 73,125 stock options assuming all the restricted shares are awarded.

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $10.00 per share which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Stock Compensation Plans (Continued)

Stock Option Plan (Continued)

As of June 30, 2013, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s Option Plan as of June 30, 2013 and 2012 and changes during the six months ended June 30, 2013 and 2012 is as follows:

	2013			2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	5.4	107,570	$10.00
Granted	77,000	16.20	10.0	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	7.0	107,570	$10.00
Exercisable at the end of the period	106,665	$10.00	7.0	63,999	$10.00

During the three and six months ended June 30, 2013 and 2012, approximately $10,000 and $21,000 in compensation expense was recognized, respectively for both years.  A tax benefit of approximately $2,000 and $4,000, respectively, was recognized during each of these periods.  As of June 30, 2013, approximately $221,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Investment Securities Available-For-Sale: The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2013 (in thousands):

	June 30, 2013
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Corporate securities	$1,822	$-	$1,822	$-
Short-term bond fund	1,139	1,139	-	-
Limited-term bond fund	517	517	-	-
Total investment securities available for sale	$3,478	$1,656	$1,822	$-
Total recurring fair value measurements	$3,478	$1,656	$1,822	$-

Nonrecurring fair value measurements
Impaired loans	$655	$-	$-	$655
Other real estate owned	187	-	-	187
Total nonrecurring fair value measurements	$842	$-	$-	$842

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$655	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-40% (20%)

Other real estate owned	$187	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-29% (17%)

	December 31, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$588	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-58% (31%)

Other real estate owned	$170	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-29% (17%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2013 and December 31, 2012 (in thousands):

			Fair Value Measurements at
			June 30, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$13,277	$13,277	$13,277	$-	$-
Investment in interest-earning time deposits	7,920	8,092	-	8,092	-
Investment securities available for sale	3, 478	3,478	1,656	1,822	-
Loans held for sale	3,153	3,252	3,252	-	-
Loans receivable, net	92,434	92,998	-	-	92,998
Accrued interest receivable	678	678	678	-	-
Investment in FHLB stock	260	260	-	260	-

Financial Liabilities
Deposits	104,548	106,722	22,195	-	84,527
FHLB advances, short-term	1,000	1,000	-	-	1,000
Accrued interest payable	75	75	75	-	-

			Fair Value Measurements at
			December 31, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$12,400	$12,400	$12,400	$-	$-
Investment in interest-earning time deposits	8,132	8,234	-	8,234	-
Investment securities available for sale	3,994	3,994	3,493	501	-
Loans held for sale	4,875	5,053	-	5,053	-
Loans receivable, net	84,291	86,503	-	-	86,503
Accrued interest receivable	657	657	657	-	-
Investment in FHLB stock	437	437	-	437	-

Financial Liabilities
Deposits	97,038	98,279	19,337	78,942	-
FHLB advances, short-term	2,000	2,000	-	2,000	-
Accrued interest payable	81	81	81	-	-

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

Accrued Interest Payable.  The carrying amount of accrued interest payable approximates its fair value.

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

At June 30, 2013 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans designated as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General. The Company’s total assets at June 30, 2013 were $123.8 million, an increase of $6.4 million, or 5.4%, from $117.4 million at December 31, 2012.  This growth in total assets was primarily due to increases in loans receivable, net of $8.1 million and cash and cash equivalents of $877,000. Offsetting these increases were decreases in loans held for sale of $1.7 million, investment securities available for sale of $516,000, and investment in interest-earning time deposits of $212,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $877,000, or 7.1%, from $12.4 million at December 31, 2012 to $13.3 million at June 30, 2013 due to excess liquidity not used  to fund loans or pay-down FHLB advances.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $212,000, or 2.6%, from $8.1 million at December 31, 2012 to $7.9 million at June 30, 2013 as we allowed one time deposit to mature and invested the proceeds into liquid money market accounts.

Investment Securities Available for Sale.  Investment securities available for sale decreased $516,000, or 12.9%, to $3.5 million at June 30, 2013 from $4.0 million at December 31, 2012.  The decrease was due primarily to a call of a U.S. Government agency security in the amount of $500,000.

Loans Held for Sale.  Loans held for sale decreased $1.7 million to $3.2 million at June 30, 2013 from $4.9 million at December 31, 2012 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $26.1 million of one-to-four family residential loans during the six months ended June 30, 2013 and sold $27.8 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $8.1 million, or 9.7%, to $92.4 million at June 30, 2013 from $84.3 million December 31, 2012.  This increase was funded primarily from the increase in deposits and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the construction loan category which increased $4.8 million, or 49.4%, one-to-four family residential non-owner occupied loans which increased $2.7 million, or 7.6%, commercial real estate category which increased $2.1 million, or 11.0%, and multi-family residential loans which increased $488,000, or 14.7%.  These increases were partially offset by decreases of $923,000, or 9.0%, in residential mortgage one-to-four family owner occupied loans, $560,000, or 9.3%, in home equity loans and $154,000, or 8.1% in commercial lines of credit.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Premises and Equipment, Net.  Premises and equipment, net, increased $62,000, or 3.9%, to $1.7 million at June 30, 2013 from $1.6 million at December 31, 2012 primarily due to the capital expenditures made during the six months ended June 30, 2013 in connection with the Company’s upgrade of its core processing computer system.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $187,000 at June 30, 2013, consisting of three properties.  This compares to three properties that totaled $170,000 at December 31, 2012.  During the six months ended June 30, 2013, the Company transferred one property into OREO totaling $31,000, made $41,000 of capital improvements to the properties in the portfolio, and sold one property totaling $55,000.

Deposits. Total interest-bearing deposits increased $7.5 million, or 7.7%, to $104.5 million at June 30, 2013 from $97.0 million at December 31, 2012. This increase in deposits was primarily attributable to increases of $4.7 million in certificates of deposit and $3.1 million in eSavings accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $62,000 to $16.90 million at June 30, 2013 from $16.84 million at December 31, 2012. Contributing to the increase was net income for the six months ended June 30, 2013 of $313,000, amortization of stock awards and options under our stock compensation plans of $60,000, and common stock earned by participants in the employee stock ownership plan of $85,000.  These increases were offset by the purchase of 18,447 shares of the Company’s stock as part of the Company’s stock repurchase programs, for an aggregate purchase price of $281,000, dividends paid of $88,000, and a decrease in accumulated other comprehensive income of $27,000.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  Net income amounted to $173,000 for the three months ended June 30, 2013, a decrease of $200,000, or 53.6%, compared to net income of $373,000 for three months ended June 30, 2012.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $310,000 and a decrease in non-interest income of $123,000, offset by an increase in net interest income of $73,000, and decreases in the provision for loan losses of $24,000 and the provision for income taxes of $136,000.

 Net Interest Income.  Net interest income increased $73,000, or 7.0%, to $1.1 million for the three months ended June 30, 2013 from $1.0 million for the three months ended June 30, 2012.  The increase was driven by an $84,000, or 5.7% increase in interest income, offset by an $11,000, or 2.6% increase in interest expense.

Interest Income.  Interest income increased $84,000, or 5.7%, to $1.6 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012.The increase in interest income was primarily due to an $11.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $81.9 million for the three months ended June 30, 2012 to an average balance of $93.8 million for the three months ended June 30, 2013, which had the effect of increasing net interest income $200,000.  Also contributing to the increase was a $7.0 million increase in average short-term investments and investment securities available for sale from $19.7 million for the three months ended June 30, 2012 to $26.7 million for the comparable period in 2013, which had the effect of increasing interest income by $30,000.  Offsetting these increases was a 39 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.72% for the three months ended June 30, 2012 to 6.33% for the three months ended June 30, 2013, which had the effect of decreasing interest income by $91,000, and a 73 basis point decline in the yield on average short-term investments and investment securities available for sale from 1.73% for the three months ended June 30, 2012 to 1.00% for the same period in 2013, which had the effect of decreasing interest income $48,000.

Interest Expense.  Interest expense increased $11,000, or 2.6%, to $435,000 for the three months ended June 30, 2013 from $424,000 for the three months ended June 30, 2012.  The increase in interest expense was primarily attributable to a $16.0 million increase in average interest-bearing liabilities, which increased from an average balance of $89.8 million for the three months ended June 30, 2012 to an average balance of $105.8 million for the three months ended June 30, 2013, which had the effect of increasing interest expense $53,000.  Offsetting this increase was a decrease in the cost of interest-bearing liabilities, which decreased 25 basis points from 1.89% for the three months ended June 30, 2012 to 1.64% for the three months ended June 30, 2013, which had the effect of decreasing interest expense $42,000.  The increase in the average balance of interest-bearing liabilities was driven by a $10.5 million increase in average certificates of deposits and a $7.8 million increase in average eSavings accounts, partially offset by a $1.8 decrease in average FHLB advances.  The increases in average certificates of deposit and eSavings accounts on a comparative quarterly basis were due to rates offered by the Company in these two deposit categories while the decrease in the average FHLB advances was attributable to the scheduled repayments. The overall decrease in rates was consistent with the decrease in market interest rates on deposits from June 2012 to June 2013.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$26,731	$67	1.00%	$19,692	$85	1.73%
Mortgage-backed securities held to maturity	-	-	-	668	7	4.19
Loans receivable, net (1)(2)	93,838	1,485	6.33	81,939	1,376	6.72
Total interest-earning assets	120,569	1,552	5.15%	102,299	1,468	5.74%
Non-interest-earning assets	2,970			4,658
Total assets	$123,539			$106,957
Interest-bearing liabilities:
Passbook accounts	$2,829	1	0.14%	$2,903	2	0.28%
Statement savings accounts	5,718	5	0.35	6,133	6	0.39
eSavings accounts	13,503	25	0.74	5,725	14	0.98
Certificate of deposit accounts	82,492	390	1.89	71,985	370	2.06
Total deposits	104,542	421	1.61	86,746	392	1.81
FHLB advances	1,242	14	4.51	3,047	32	4.20
Total interest-bearing liabilities	105,783	435	1.64%	89,793	424	1.89%
Non-interest-bearing liabilities	930			939
Total liabilities	106,713			90,732
Stockholders’ Equity	16,826			16,225
Total liabilities and Stockholders’ Equity	$123,539			$106,957
Net interest-earning assets	$14,786			$12,506
Net interest income; average interest rate spread		$1,117	3.51%		$1,044	3.85%
Net interest margin (3)			3.71%			4.08%
Average interest-earning assets to average interest-bearing liabilities			113.98%			113.93%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased by $24,000, or 30.4%, from $79,000 for the three months ended June 30, 2012 to $55,000 for the three months ended June 30, 2013, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2013.

Non-performing loans amounted to $1.9 million, or 2.10% of net loans receivable at June 30, 2013, consisting of twenty-one loans, eighteen of which are on non-accrual status and three of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.1 million, or 2.54% of net loans receivable at December 31, 2012, consisting of twenty-six loans, seventeen of which were on non-accrual status and nine of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2013 include ten one-to-four family non-owner occupied residential loans, four home equity loans, three commercial real estate loans, three one-to-four family owner-occupied residential loans, and one consumer non-real estate loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2013, three loans were placed on non-accrual status resulting in the reversal of approximately $1,000 of previously accrued interest income, and five loans that were on non-accrual were returned to accrual status.  At June 30, 2013, the Company had seven loans totaling $430,000 that were identified as troubled debt restructurings.  None of these loans were delinquent and all were performing in accordance with their modified terms.  During the quarter, one loan in the amount of $179,000 that was previously identified as a TDR was removed from TDR status as the borrower is current and making regular payment since April 2012. The allowance for loan losses as a percent of total loans receivable was 1.02% at June 30, 2013 and 1.01% at December 31, 2012.

Other real estate owned (OREO) amounted to $187,000 at June 30, 2013, consisting of three properties.  This compares to three properties that totaled $170,000 at December 31, 2012.  During the quarter ended June 30, 2013, a property that had been collateral for a loan in the amount of $46,000, previously classified as non-accrual, was transferred to OREO.  In conjunction with this transfer, $15,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold one OREO property and realized a loss of approximately $10,000 on the transaction.

Non-Interest Income.  Non-interest income decreased $123,000, or 23.6%, for the three months ended June 30, 2013 over the comparable period in 2012 due primarily to a $331,000 decrease in the gain on sale of investment securities and a $10,000 decrease in the loss on the sale of other real estate owned.  These decreases were offset by a $168,000 increase in the net gain on the sales of loans held for sale and a $49,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries.

Non-Interest Expense. Non-interest expense increased $310,000, or 35.3%, from $878,000 for the three months ended June 30, 2012 to $1.2 million for the three months ended June 30, 2013.  Salaries and employee benefits expense accounted for $226,000 of the change as this expense increased 43.2%, from $523,000 for the three months ended June 30, 2012 to $749,000 for the three months ended June 30, 2013.  Also contributing to the period over period increase was a $42,000, or 50.0%  increase in occupancy and equipment expense, a $38,000, or 50.7%  increase in other expense, an $18,000, or 900% increase in other real estate owned expense, and a $16,000, or 17.6% increase in professional fees.  The increase in salaries and employee benefits expense for the 2013 period compared to 2012 was primarily attributable to increased staff as the Company expanded its mortgage banking and lending operations.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades.  The increase in other expenses was primarily the result of a $16,000 increase in recruiting fees.  The increase in OREO expense was the result of costs incurred on the Bank’s foreclosed properties to maintain the properties and prepare them for resale.  The increase in professional fees was primarily due to costs related to compliance and loan collections.  Offsetting these increases was a $28,000, or  84.8% decrease in FDIC deposit insurance expense primarily attributable to a refund of unused prepaid assessment credits during the quarter ended June 30, 2013.

Provision for Income Tax.  The provision for income tax decreased $136,000, or 57.6%, from $236,000 for the three months ended June 30, 2012 to $100,000 for the three months ended June 30, 2013 due primarily to the decrease in pre-tax income.   Our effective tax rate declined to 36.6% during the three months ended June 30, 2013 from 38.8% for the comparable period in 2012 primarily due to the utilization of a state tax credit during the 2013 period.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  Net income amounted to $313,000 for the six months ended June 30, 2013, a decrease of $236,000, or 43.0%, compared to net income of $549,000 for six months ended June 30, 2012.  This decrease in net income was primarily the result of an increase in non-interest expense of $615,000, offset by  increases in net interest income of $148,000 and non-interest income of $25,000, and decreases in the provision for loan losses of $43,000 and the provision for income taxes of $163,000.

Net Interest Income.  Net interest income increased $148,000, or 7.3%, to $2.2 million for the six months ended June 30, 2013 from $2.0 million for the six months ended June 30, 2012.  The increase was driven by a $143,000, or 4.9% increase in interest income and a $5,000, or 0.6% decrease in interest expense.

Interest Income.  Interest income increased $143,000, or 4.9%, to $3.0 million for the six months ended June 30, 2013 from $2.9 million for the six months ended June 30, 2012.  The increase in interest income was primarily due to a $12.7 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $80.3 million for the six months ended June 30, 2012 to an average balance of $92.9 million for the six months ended June 30, 2013, which had the effect of increasing interest income $423,000. Also contributing to the increase was a $5.2 million increase in average short-term investments and investment securities available for sale from $20.7 million for the six months ended June 30, 2012 to $25.9 million for the same period in 2013, which had the effect of increasing interest income by $43,000. Offsetting these increases was a 41 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.68% for the six months ended June 30, 2012 to 6.27% for the six months ended June 30, 2013, which had the effect of decreasing interest income by $186,000, and a 64 basis point decline in the yield on average short-term investments and investment securities available for sale from 1.65%  for the six months ended June 30, 2012 to 1.01% for same period in 2013, which had the effect of decreasing interest income $84,000.  Also contributing to offsetting the increases in interest income was the $2.2 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $53,000. The decrease in average mortgage-backed securities held to maturity was due to the sale of mortgage-backed securities in the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012.

Interest Expense.  Interest expense decreased $5,000, or 0.6%, from $875,000 for the six months ended June 30, 2012 to $870,000 for the six months ended June 30, 2013.  The decrease was primarily attributable to a 27 basis point decline in the overall cost of average interest-bearing liabilities from 1.94% for the six months ended June 30, 2012 to 1.67% for the six months ended June 30, 2013 which had the effect of decreasing interest expense by $91,000.  This decrease due to rate combined with a decrease of $1.8 million in average FHLB advances had the effect of decreasing interest expense by $38,000.  These decreases were offset by an increase of $8.3 million in average certificates of deposits which had the effect of increasing interest expense by $87,000, and an increase of $7.8 million in average eSavings accounts which had the effect of increasing interest expense by $37,000.  The overall decrease in rates on deposits was consistent with the decrease in market interest rates from June 2012 to June 2013.  The decrease in the average FHLB advances was attributable to the scheduled repayments while the increases in average eSavings accounts and certificates of deposit accounts on a comparative six-month basis were due to rates offered by the Company in these two deposit categories.

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$25,946	$131	1.01%	$20,709	$171	1.65%
Mortgage-backed securities	-	-	-	2,242	53	4.73
Loans receivable, net (1)(2)	92,919	2,915	6.27	80,269	2,679	6.68
Total interest-earning assets	118,865	3,046	5.13%	103,220	2,903	5.62%
Non-interest-earning assets	2,938			4,228
Total assets	$121,803			$107,448
Interest-bearing liabilities:
Passbook accounts	$2,841	3	0.21%	$2,926	4	0.27%
Statement savings accounts	5,719	11	0.38	6,401	14	0.44
eSavings accounts	12,766	51	0.80	4,991	24	0.96
Certificate of deposit accounts	81,058	770	1.90	72,712	761	2.09
Total deposits	102,384	835	1.63	87,030	803	1.85
FHLB advances	1,619	35	4.32	3,428	72	4.20
Total interest-bearing liabilities	104,002	870	1.67%	90,458	875	1.94%
Non-interest-bearing liabilities	993			982
Total liabilities	104,995			91,440
Stockholders’ Equity	16,809			16,008
Total liabilities and Stockholders’ Equity	$121,803			$107,448
Net interest-earning assets	$14,863			$12,762
Net interest income; average interest rate spread		$2,176	3.46%		$2,028	3.68%
Net interest margin (3)			3.66%			3.93%
Average interest-earning assets to average interest-bearing liabilities			114.29%			114.11%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $43,000, or 28.7% from $150,000 for the six months ended June 30, 2012 to $107,000 for the six months ended June 30, 2013.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012.”

Non-Interest Income.  Non-interest income increased $25,000, or 3.5%, for the six months ended June 30, 2013 over the comparable period in 2012 due primarily to a $274,000 increase in net gain on the sales of loans and a $123,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries.  These increases were offset by a $331,000 decrease in the gain on sale of investment securities, a $32,000 decrease in the gain on the sale of an SBA loan, and a $4,000 increase in loss on the sale of other real estate owned.

      Non-Interest Expense. Non-interest expense increased $615,000, or 36.2%, from $1.7 million for the six months ended June 30, 2012 to $2.3 million for the six months ended June 30, 2013.  Salaries and employee benefits expense accounted for $438,000 of the change as this expense increased 43.1%, from $1.02 million for the six months ended June 30, 2012 to $1.45 million for the six months ended June 30, 2013.  Also contributing to the period over period increase was a $75,000, or 47.2% increase in occupancy and equipment expense, a $62,000, or 42.7% increase in other expense, a $38,000, or 22.5% increase in professional fees, a $19,000, or 190.0% increase in other real estate owned expense, a $9,000, or 31.0% increase in advertising, and a $5,000, or 4.5% increase in directors fees and expenses.  As was the case with the quarter, the increase in salaries and employee benefits expense for the 2013 period compared to 2012 was primarily attributable to increased staff as the Company expanded its mortgage banking and lending operations.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades. The increase in other expenses was primarily the result of a $16,000 increase in recruiting fees.  The increase in professional fees was primarily due to costs related to compliance and loan collections.  The increase in OREO expense was the result of costs incurred on the Bank’s foreclosed properties to maintain the properties and prepare them for resale.  The increase in adverting is primarily attributable to increased efforts to grow our loan portfolio.  The increase in directors’ fees and expenses was primarily related to an increase in loan committee meetings.  Offsetting these increases was a $30,000, or 46.2% decrease in FDIC deposit insurance expense primarily attributable to a refund of unused prepaid assessment credits during the quarter ended June 30, 2013.

Provision for Income Tax.  The Company’s provision for income tax decreased by $163,000, or 46.7%, from $349,000 for the six months ended June 30, 2012 to $186,000 for the six months ended June 30, 2013, due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 37.3% for the 2013 period compared to 38.9% for the comparable period in 2012.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2013 the Company's cash and cash equivalents amounted to $13.3 million.  At such date, the Company also had $2.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2013, Quaint Oak Bank had outstanding commitments to originate loans of $3.2 million and commitments under unused lines of credit of $15.7 million.

At June 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $29.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at the time of maturity and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2013, we had $1.0 million of advances from the Federal Home Loan Bank of Pittsburgh and had $49.9 million in borrowing capacity.  In addition, as of  June 30, 2013 Quaint Oak Bank had $1.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2013.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at June 30, 2013.

Our stockholders’ equity amounted to $16.90 million at June 30, 2013, an increase of $62,000 from $16.84 million at December 31, 2012.  Contributing to the increase was net income for the six months ended June 30, 2013 of $313,000, amortization of stock awards and options under our stock compensation plans of $60,000, and common stock earned by participants in the employee stock ownership plan of $85,000.  These increases were offset by the purchase of 18,447 shares of the Company’s stock as part of the Company’s stock repurchase programs, for an aggregate purchase price of $281,000, dividends paid of $88,000, and a decline in accumulated other comprehensive income of $27,000.  For further discussion of the stock compensation plans, see Note 8 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2013, Quaint Oak Bank exceeded each of its capital requirements with ratios of 12.67%, 19.47% and 20.67% , respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2013, we had unfunded commitments under lines of credit of $15.7 million and $3.2 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 – April 30, 2013	3,800	$15.86	3,800	45,620
May 1, 2013 – May 31, 2013	47	16.24	47	45,573
June 1, 2013 – June 30, 2013	700	16.05	700	44,873
Total	4,547	$15.89	4,547	44,873

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

Date: August 14, 2013		/s/Robert T. Strong
	By:	Robert T. Strong President and Chief Executive Officer

Date: August 14, 2013		/s/John J. Augustine
	By:	John J. Augustine Chief Financial Officer