Form 10-Q
period 2013-09-30
QUAINT OAK BANCORP INC
filed 2013-11-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2013, 962,849 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2013	2012
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,977	$1,629
Due from banks, interest-bearing	2,305	10,771
Cash and cash equivalents	5,282	12,400
Investment in interest-earning time deposits	7,633	8,132
Investment securities available for sale at fair value	3,496	3,994
Loans held for sale	2,410	4,875
Loans receivable, net of allowance for loan losses
(2013 $878; 2012 $860)	98,865	84,291
Accrued interest receivable	663	657
Investment in Federal Home Loan Bank stock, at cost	201	437
Premises and equipment, net	1,657	1,608
Other real estate owned, net	337	170
Prepaid expenses and other assets	679	811

Total Assets	$121,223	$117,375

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$103,168	$97,038
Federal Home Loan Bank advances	-	2,000
Accrued interest payable	70	81
Advances from borrowers for taxes and insurance	696	991
Accrued expenses and other liabilities	256	428
Total Liabilities	104,190	100,538

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued;
964,449 and 983,821 outstanding at September 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	13,620	13,559
Treasury stock, at cost: 2013 424,176 shares; 2012 404,804 shares	(4,013)	(3,716)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(554)	(623)
Recognition & Retention Plan Trust (RRP)	(120)	(200)
Accumulated other comprehensive income	35	60
Retained earnings	8,051	7,743
Total Stockholders' Equity	17,033	16,837

Total Liabilities and Stockholders’ Equity	$121,223	$117,375

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income	(In thousands, except for share data)
Interest on loans	$1,497	$1,366	$4,412	$4,045
Interest and dividends on short-term investments and investment securities	66	79	197	303
Total Interest Income	1,563	1,445	4,609	4,348

Interest Expense
Interest on deposits	414	393	1,249	1,196
Interest on Federal Home Loan Bank advances	6	26	41	98
Total Interest Expense	420	419	1,290	1,294

Net Interest Income	1,143	1,026	3,319	3,054

Provision for Loan Losses	55	32	162	182

Net Interest Income after Provision for Loan Losses	1,088	994	3,157	2,872

Non-Interest Income
Mortgage banking and title abstract fees	103	103	352	229
Other fees and services charges	33	10	56	35
Net gain on sales of loans	148	201	617	396
Gain on sale of SBA loan	-	-	-	32
Gain on sale of investment securities	-	-	-	331
Gain (loss) on sale of other real estate owned	(13)	18	(23)	12
Other	6	30	21	48
Total Non-Interest Income	277	362	1,023	1,083

Non-Interest Expense
Salaries and employee benefits	743	580	2,197	1,596
Directors' fees and expenses	63	52	178	162
Occupancy and equipment	125	99	359	258
Professional fees	86	99	293	268
FDIC deposit insurance assessment	23	32	58	97
Other real estate owned expense	12	25	41	35
Advertising	23	14	61	43
Other	70	81	274	224
Total Non-Interest Expense	1,145	982	3,461	2,683

Income before Income Taxes	220	374	719	1,272

Income Taxes	89	132	275	481

Net Income	$131	$242	$444	$791

Earnings per share - basic	$0.15	$0.27	$0.50	$0.89
Average shares outstanding - basic	892,266	891,168	890,495	886,014
Earnings per share - diluted	$0.14	$0.27	$0.48	$0.89
Average shares outstanding - diluted	933,809	894,975	927,987	890,648

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(In thousands)
Net Income	$131	$242	$444	$791

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	3	77	(38)	128
Income tax effect	(1)	(26)	13	(43)
Reclassification adjustment for transfer of investment securities from held-to-maturity to available-for-sale	-	-	-	351
Income tax effect	-	-	-	(120)
Reclassification adjustment for gains on sale of investment securities included in net income	-	-	-	(331)
Income tax effect	-	-	-	113
Net other comprehensive income (loss)	2	51	(25)	98

Total Comprehensive Income	$133	$293	$419	$889

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholder’s Equity (Unaudited)

Nine Months Ended September 30, 2013

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Equity
			(In thousands, except per share data)
BALANCE – December 31, 2012	983,821	$14	$13,559	$(3,716)	$(823)	$60	$7,743	$16,837
Common stock released by ESOP			46		69			115

Treasury stock purchased	(19,372)			(297)				(297)

Stock based compensation expense			95					95

Release of 8,544 vested RRP shares			(80)		80			-

Cash dividends declared ($0.09 per share)							(136)	(136)

Net income							444	444

Other comprehensive loss						(25)		(25)

BALANCE – September 30, 2013	964,449	$14	$13,620	$(4,013)	$(674)	$35	$8,051	$17,033

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended
September 30,
2013	2012
Cash Flows from Operating Activities	(In Thousands)
Net income	$444	$791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	162	182
Depreciation expense	104	76
Net accretion of securities discounts	(4)	(82)
Amortization of deferred loan fees and costs	103	26
Stock-based compensation expense	210	160
Gain on the sale of loans held for sale	(617)	(396)
Gain on the sale of securities available for sale	-	(331)
Gain on the sale of SBA loan	-	(32)
Loss (gain) on sale of other real estate owned	23	(12)
Loans held for sale-originations	(35,393)	(20,570)
Loans held for sale-proceeds	38,475	17,063
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(6)	(107)
Prepaid expenses and other assets	145	(92)
Accrued interest payable	(11)	(15)
Accrued expenses and other liabilities	(172)	(131)
Net Cash Provided by (Used in) Operating Activities	3,463	(3,470)
Cash Flows from Investing Activities
Net decrease (increase) in investment in interest-earning time deposits	499	(42)
Purchase of investment securities available for sale	(36)	(541)
Proceeds from calls of investment securities available for sale	500	3,087
Proceeds from the sale of securities available for sale	-	3,911
Principal payments received on mortgage-backed securities held to maturity	-	299
Net increase in loans receivable	(15,080)	(5,743)
Proceeds from investment in Federal Home Loan Bank stock	236	113
Proceeds from the sale of other real estate owned	93	197
Capitalized expenditures on other real estate owned	(42)	-
Purchase of premises and equipment	(153)	(503)
Net Cash (Used in) Provided by Investing Activities	(13,983)	778
Cash Flows from Financing Activities
Net increase in deposits	6,130	1,209
Decrease in advances from borrowers for taxes and insurance	(295)	(281)
Decrease in Federal Homes Loan Bank advances	(2,000)	(1,800)
Dividends paid	(136)	(113)
Purchase of treasury stock	(297)	(33)
Net Cash Provided by (Used in) Financing Activities	3,402	(1,018)
Net Decrease in Cash and Cash Equivalents	(7,118)	(3,710)
Cash and Cash Equivalents – Beginning of Year	12,400	11,687
Cash and Cash Equivalents – End of Year	$5,282	$7,977

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,301	$1,309
Cash payments for income taxes	$205	$599
Transfer of loans to other real estate owned	$241	$255
Transfer of mortgage-backed securities held to maturity to investment and mortgage-backed securities available for sale	$-	$3,591

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly-owned subsidiaries.  At September 30, 2013, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank’s two branch offices includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2012 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2012 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three and nine months ended September 30, 2013 and 2012.

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

At September 30, 2013, the Company has three share-based plans: the 2008 Recognition and Retention Plan (“RRP”), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 8.

The Company also has an employee stock ownership plan (“ESOP”).  This plan is more fully described in Note 8.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Comprehensive Income (Loss).  Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet and  along with net income, are components of comprehensive income.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2013, 107,570 outstanding stock options were dilutive.  For the three months and nine months ended September 30, 2012 all outstanding stock options were antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$131,000	$242,000	$444,000	$791,000

Weighted average shares outstanding – basic	892,266	891,168	890,495	886,014
Effect of dilutive common stock equivalents	41,543	3,807	37,492	4,634
Adjusted weighted average shares outstanding – diluted	933,809	894,975	927,987	890,648

Basic earnings per share	$0.15	$0.27	$0.50	$0.89
Diluted earnings per share	$0.14	$0.27	$0.48	$0.89

Note 3 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of September 30, 2013 and December 31, 2012, by contractual maturity, are shown below:

	September 30, 2013	December 31, 2012
	(In Thousands)
Due in one year or less	$3,043	$3,325
Due after one year through five years	4,590	4,807
	$7,633	$8,132

Note 4 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at September 30, 2013 and December 31, 2012 are summarized below (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$1,751	$75	$-	$1,826
Short-term bond fund	1,159	-	(8)	1,151
Limited-term bond fund	534	-	(15)	519
	$3,444	$75	$(23)	$3,496

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

The amortized cost and fair value of available for sale debt securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$250	$254
Due after one year through five years	1,501	1,572
	$1,751	$1,826

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September  30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$1,151	$(8)	$-	$-	$1,151	$(8)
Limited-term bond fund	1	-	-	519	(15)	519	(15)
Total	2	$1,151	$-	$519	$(15)	$1,670	$(23)

	December 31, 2012
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate securities	1	$-	$-	$248	$(2)	$248	$(2)
Limited-term bond fund	1	-	-	525	(3)	525	(3)
Total	2	$-	$-	$773	$(5)	$773	$(5)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

At September 30, 2013, there were two bond funds in an unrealized loss position that at such date had an aggregated depreciation of 1.35% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2013 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and nine months ended September 30, 2013 or 2012.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	September 30,	December 31,
	2013	2012
Real estate loans:
One-to-four family residential:
Owner occupied	$9,240	$10,272
Non-owner occupied	40,631	35,118
Total one-to-four family residential	49,871	45,390

Multi-family (five or more) residential	4,293	3,315
Commercial real estate	22,451	18,694
Commercial lines of credit	2,085	1,901
Construction	15,584	9,765
Home equity loans	5,581	6,029
Total real estate loans	99,865	85,094

Auto and equipment loans	105	93
Loans secured by deposits	22	69
Total Loans	99,992	85,256

Deferred loan fees and costs	(249)	(105)
Allowance for loan losses	(878)	(860)

Net Loans	$98,865	$84,291

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$8,149	$721	$128	$242	$9,240
One-to-four family residential non-owner occupied	38,790	1,035	806	-	40,631
Multi-family residential	4,293	-	-	-	4,293
Commercial real estate and lines of credit	23,566	423	547	-	24,536
Construction	15,584	-	-	-	15,584
Home equity	5,454	-	127	-	5,581
Consumer non-real estate	127	-	-	-	127
	$95,963	$2,179	$1,608	$242	$99,992

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

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$128	$128	$-	$129	$-
One-to-four family residential non-owner occupied	806	806	-	824	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	243	243	-	238	4
Construction	-	-	-	-	-
Home equity	127	127	-	128	1
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$242	$242	$10	$242	$1
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	304	304	21	313	4
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$370	$370	$10	$371	$1
One-to-four family residential non-owner occupied	806	806	-	824	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	547	547	21	551	8
Construction	-	-	-	-	-
Home equity	127	127	-	128	1
Consumer non-real estate	-	-	-	-	-

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At September 30, 2013, the Company had ten loans totaling $633,000 that were identified as troubled debt restructurings.  Eight of these loans totaling $533,000 were performing in accordance with their modified terms and two loans totaling $100,000 were on non-accrual.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable. The following tables present the Company’s TDR loans as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	September 30, 2013
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	2	$128	$66	$62	$-
One-to-four family residential non-owner occupied	4	297	-	297	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	112	-	112	-
Construction	-	-	-	-	-
Home equity	3	96	34	62	-
Consumer non-real estate	-	-	-	-	-
Total	10	$633	$100	$533	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2012
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$71	$71	$-	$-
One-to-four family residential non-owner occupied	4	302	-	302	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	3	245	-	245	1
Consumer non-real estate	-	-	-	-	-
Total	8	$618	$71	$547	$11

The contractual aging of the TDRs in the table above as of September 30, 2013 is as follows (in thousands):

		September 30, 2013
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$62	$-	$-	$66	$128
One-to-four family residential non-owner occupied	297	-	-	-	297
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	112	-	-	112
Construction	-	-	-	-	-
Home equity	62	-	-	34	96
Consumer non-real estate	-	-	-	-	-
Total	$421	$112	$-	$100	$633

During the three and nine months ended September 30, 2013 there were three new TDRs identified totaling $208,000.During the quarter ended June 30, 2013, one loan in the amount of $179,000 that was previously identified as a TDR was removed from TDR status as the borrower is current and making regular payments since April 2012.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2013 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  As of September 30, 2013 and December 31, 2012, the Company did not have any troubled debt restructurings that had defaulted within one year of modification.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and recorded investment in loans receivable as of September 30, 2013 (in thousands):

				September 30, 2013
	1-4 Family	1-4 Family		Commercial
	Residential	Residential	Multi-	Real Estate			Consumer
	Owner	Non-Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$67	$420	$23	$177	$95	$110	$1	$59	$952
Charge-offs	-	(60)	-	-	-	(69)	-	-	(129)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	5	38	3	-	(1)	8	-	2	55
Ending balance	$72	$398	$26	$177	$94	$49	$1	$61	$878

For the Nine Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$77	$368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	-	(75)	-	-	-	(69)	-	-	(144)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	105	6	(42)	31	50	-	17	162
Ending balance	$72	$398	$26	$177	$94	$49	$1	$61	$878

Ending balance evaluated
for impairment:
Individually	$10	$-	$-	$21	$-	$-	$-	$-	$31
Collectively	$62	$398	$26	$156	$94	$49	$1	$61	$847

Loans receivable:
Ending balance	$9,240	$40,631	$4,293	$24,536	$15,584	$5,581	$127	$-	$99,992

Ending balance evaluated
for impairment:
Individually	$370	$806	$-	$547	$-	$127	$-	$-	$1,850

Collectively	$8,870	$39,825	$4,293	$23,989	$15,584	$5,454	$127	$-	$98,142

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and recorded investment in loans receivable as of September 30, 2012 (in thousands):

September 30, 2012
1-4 Family	1-4 Family		Commercial
Residential	Residential	Multi-	Real Estate			Consumer
Owner	Non-Owner	Family	and Lines of		Home	Non-Real
Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
For the Three Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$76	$409	$21	$248	$52	$76	$2	$67	$951
Charge-offs	-	(10)	-	-	-	-	-	-	(10)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	10	1	5	7	(10)	(1)	23	32
Ending balance	$73	$409	$22	$253	$59	$66	$1	$90	$973

For the Nine Months Ended September 30, 2012
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	(10)	-	-	-	(4)	-	-	(14)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(41)	68	(4)	105	24	(13)	-	43	182
Ending balance	$73	$409	$22	$253	$59	$66	$1	$90	$973

Ending balance evaluated
for impairment:
Individually	$-	$108	$-	$108	$-	$26	$-	$-	$242

Collectively	$73	$301	$22	$145	$59	$40	$1	$90	$731

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2012 and recorded investment in loans receivable as of December 31, 2012 (in thousands):

December 31, 2012
1-4 Family	1-4 Family		Commercial
Residential	Residential	Multi-	Real Estate			Consumer
Owner	Non-Owner	Family	and Lines of		Home	Non-Real
Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$114	$351	$26	$148	$35	$83	$1	$47	$805
Charge-offs	-	(103)	-	-	-	(4)	-	-	(107)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(37)	120	(6)	71	28	(11)	-	(3)	162
Ending balance	$77	$368	$20	$219	$63	$68	$1	$44	$860

Ending balance evaluated
for impairment:
Individually	$-	$24	$-	$88	$-	$28	$-	$-	$140
Collectively	$77	$344	$20	$131	$63	$40	$1	$44	$720

Loans receivable:
Ending balance	$10,272	$35,118	$3,315	$20,595	$9,765	$6,029	$162	$-	$85,256

Ending balance evaluated
for impairment:
Individually	$131	$695	$-	$494	$-	$306	$6	$-	$1,632
Collectively	$10,141	$34,423	$3,315	$20,101	$9,765	$5,723	$156	$-	$83,624

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
One-to-four family residential owner occupied	$304	$131
One-to-four family residential non-owner occupied	509	488
Multi-family residential	-	-
Commercial real estate and lines of credit	435	445
Construction	-	-
Home equity	65	256
Consumer non-real estate	-	-
	$1,313	$1,320

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.1 million at September 30, 2013 and December 31, 2012.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended September 30, 2013 and 2012, approximately $0 and $18,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $15,000 and $18,000 for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, approximately $4,000 and $52,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $63,000 and $35,000 for the nine months ended September 30, 2013 and 2012, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$714	$612	$1,326	$7,914	$9,240	$308
One-to-four family residential non-owner occupied	1,440	970	2,410	38,221	40,631	461
Multi-family residential	-	-	-	4,293	4,293	-
Commercial real estate and lines of credit	498	435	933	23,603	24,536	-
Construction	85	-	85	15,499	15,584	-
Home equity	168	65	233	5,348	5,581	-
Consumer non-real estate	-	-	-	127	127	-
	$2,905	$2,082	$4,987	$95,005	$99,992	$769

	December 31, 2012
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$348	$373	$721	$9,551	$10,272	$242
One-to-four family residential non-owner occupied	1,506	790	2,296	32,822	35,118	302
Multi-family residential	79	-	79	3,236	3,315	-
Commercial real estate and lines of credit	756	657	1,413	19,182	20,595	212
Construction	382	-	382	9,383	9,765	-
Home equity	238	321	559	5,470	6,029	65
Consumer non-real estate	6	-	6	156	162	-
	$3,315	$2,141	$5,456	$79,800	$85,256	$821

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2013	December 31, 2012
Passbook savings accounts	$2,738	$2,890
Statement savings accounts	5,438	5,843
eSavings accounts	14,284	10,604
Certificates of deposit	80,708	77,701
Total deposits	$103,168	$97,038

Note 7 – Borrowings

Federal Home Loan Bank advances consist of the following at September, 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
Maturity Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
1 to 12 Months	$-	-%	$2,000	4.19%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2013, the Company recognized $30,000 and $115,000 of ESOP expense, respectively. During the three and nine months September 30, 2012, the Company recognized $18,000 and $71,000 of ESOP expense, respectively.

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

As of September 30, 2013, a total of 26,500 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of September 30, 2013 and 2012 and changes during the nine months ended September 30, 2013 and 2012 is as follows:

	September 30, 2013		September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	8,894	$9.05	17,440	$9.05
Granted	26,150	16.20	-	-
Vested	(8,544)	9.05	(8,546)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	26,500	$16.11	8,894	$9.05

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2013, approximately $23,000 and $62,000 in compensation expense was recognized, respectively. A tax benefit of approximately $8,000 and $21,000 was recognized during each of these periods.  During the three and nine months ended September 30, 2012, approximately $19,000 and $58,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 and $20,000 was recognized during each of these periods.  As of September 30, 2013, approximately $394,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.3 years.

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

As of September 30, 2013, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s Option Plan as of September 30, 2013 and 2012 and changes during the nine months ended September 30, 2013 and 2012 is as follows:

	2013			2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	107,570	$10.00	4.6	107,570	$10.00
Granted	77,000	16.20	9.6	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	6.7	107,570	$10.00
Exercisable at the end of the period	106,665	$10.00	6.7	85,332	$10.00

During the three and nine months ended September 30, 2013 approximately $12,000 and $33,000 in compensation expense was recognized.  A tax benefit of approximately $3,000 and $6,000, respectively, was recognized during each of these periods.  As of September 30, 2013, approximately $210,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.4 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2013 (in thousands):

	September 30, 2013
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Corporate securities	$1,826	$-	$1,826	$-
Short-term bond fund	1,151	1,151	-	-
Limited-term bond fund	519	519	-	-
Total investment securities available for sale	$3,496	$1,670	$1,826	$-
Total recurring fair value measurements	$3,496	$1,670	$1,826	$-

Nonrecurring fair value measurements
Impaired loans	$1,819	$-	$-	$1,819
Other real estate owned	337	-	-	337
Total nonrecurring fair value measurements	$2,156	$-	$-	$2,156

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2012 (in thousands):

	December 31, 2012
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
U.S. Government agency securities	$501	$-	$501	$-
Corporate securities	1,826	1,826	-	-
Short-term bond fund	1,142	1,142	-	-
Limited-term bond fund	525	525	-	-
Total investment securities available for sale	$3,994	$3,493	$501	$-
Total recurring fair value measurements	$3,994	$3,493	$501	$-

Nonrecurring fair value measurements
Impaired loans	$1,492	$-	$-	$1,492
Other real estate owned	170	-	-	170
Total nonrecurring fair value measurements	$1,662	$-	$-	$1,662

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,819	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-9% (8%)

Other real estate owned	$337	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-33% (18%)

	December 31, 2012
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,492	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-58% (31%)

Other real estate owned	$170	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-29% (17%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2013 and December 31, 2012 (in thousands):

			Fair Value Measurements at
			September 30, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$5,282	$5,282	$5,282	$-	$-
Investment in interest-earning time deposits	7,633	7,752	-	7,752	-
Investment securities available for sale	3,496	3,496	1,670	1,826	-
Loans held for sale	2,410	2,501	2,501	-	-
Loans receivable, net	98,865	101,310	-	-	101,310
Accrued interest receivable	663	663	663	-	-
Investment in FHLB stock	201	201	-	201	-

Financial Liabilities
Deposits	103,168	105,211	22,460	-	82,751
Accrued interest payable	70	70	70	-	-

			Fair Value Measurements at
			December 31, 2012
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$12,400	$12,400	$12,400	$-	$-
Investment in interest-earning time deposits	8,132	8,234	-	8,234	-
Investment securities available for sale	3,994	3,994	3,493	501	-
Loans held for sale	4,875	5,053	-	5,053	-
Loans receivable, net	84,291	86,503	-	-	86,503
Accrued interest receivable	657	657	657	-	-
Investment in FHLB stock	437	437	-	437	-

Financial Liabilities
Deposits	97,038	98,279	19,337	78,942	-
FHLB advances, short-term	2,000	2,000	-	2,000	-
Accrued interest payable	81	81	81	-	-

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

At September 30, 2013 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General. The Company’s total assets at September 30, 2013 were $121.2 million, an increase of $3.8 million, or 3.3%, from $117.4 million at December 31, 2012.  This growth in total assets was primarily due to an increase in loans receivable, net of $14.6 million.  Offsetting this increase were decreases in cash and cash equivalents of $7.1 million, loans held for sale of $2.5 million, investment in interest-earning time deposits of $499,000, investment securities available for sale of $498,000, and investment in Federal Home Loan Bank stock of $236,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.1 million, or 57.4%, from $12.4 million at December 31, 2012 to $5.3 million at September 30, 2013 as this liquidity was used to fund loan growth.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $499,000, or 6.1%, from $8.1 million at December 31, 2012 to $7.6 million at September 30, 2013 as we allowed certain time deposits to mature and invested the proceeds into liquid money market accounts.

Investment Securities Available for Sale.  Investment securities available for sale decreased $498,000, or 12.5%, to $3.5 million at September 30, 2013 from $4.0 million at December 31, 2012.  The decrease was due primarily to a call of a U.S. Government agency security in the amount of $500,000.

Loans Held for Sale.  Loans held for sale decreased $2.5 million to $2.4 million at September 30, 2013 from $4.9 million at December 31, 2012 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $35.4 million of one-to-four family residential loans during the nine months ended September 30, 2013 and sold $37.9 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $14.6 million, or 17.3%, to $98.9 million at September 30, 2013 from $84.3 million December 31, 2012.  This increase was funded primarily from excess liquidity in cash and cash equivalents and deposits.  Increases within the portfolio occurred in the construction loan category which increased $5.8 million, or 59.6%, one-to-four family residential non-owner occupied loans which increased $5.5 million, or 15.7%, commercial real estate loans which increased $3.8 million, or 20.1%, multi-family residential loans which increased $978,000, or 29.5%, and commercial lines of credit which increased $184,000, or 9.7%.  These increases were partially offset by decreases of $1.0, or 10.1%, in residential mortgage one-to-four family owner occupied loans and $448,000, or 7.4%, in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

      Premises and Equipment, Net.  Premises and equipment, net, increased $49,000, or 3.0%, to $1.7 million at September 30, 2013 from $1.6 million at December 31, 2012 primarily due to the capital expenditures made during the nine months ended September 30, 2013 in connection with the Company’s upgrade of its core processing computer system.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $337,000 at September 30, 2013, consisting of five properties.  This compares to three properties that totaled $170,000 at December 31, 2012.  This increase was due to the transfer of four properties totaling $241,000 into other real estate owned and $42,000 of capital improvements made to the properties, offset by the sale of two properties totaling $116,000 during the nine months ended September 30, 2013.

Deposits.  Total interest-bearing deposits increased $6.1 million, or 6.3%, to $103.2 million at September 30, 2013 from $97.0 million at December 31, 2012. This increase in deposits was primarily attributable to increases of $3.0 million in certificates of deposit and $3.7 million in eSavings accounts.  These increases were partially offset by a $405,000 decrease in statement savings accounts and $152,000 decrease in passbook savings accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $196,000 to $17.0 million at September 30, 2013 from $16.8 million at December 31, 2012. Contributing to the increase was net income for the nine months ended September 30, 2013 of $444,000, amortization of stock awards and options under our stock compensation plans of $95,000, and common stock earned by participants in the employee stock ownership plan of $115,000.  These increases were offset by the purchase of 19,372 shares of the Company’s stock as part of the Company’s stock repurchase programs, for an aggregate purchase price of $297,000, dividends paid of $136,000, and a decrease in accumulated other comprehensive income of $25,000.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  Net income amounted to $131,000 for the three months ended September 30, 2013, a decrease of $111,000, or 45.9%, compared to net income of $242,000 for three months ended September 30, 2012.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $163,000, a decrease in non-interest income of $85,000, and an increase in the provision for loan losses of $23,000, offset by an increase in net interest income of $117,000, and a decrease in the provision for income taxes of $43,000.

 Net Interest Income.  Net interest income increased $117,000, or 11.4%, to $1.1 million for the three months ended September 30, 2013 from $1.0 million for the three months ended September 30, 2012.  The increase was driven by a $118,000, or 8.2% increase in interest income, offset by an $1,000, or 0.2% increase in interest expense.

      Interest Income.  Interest income increased $118,000, or 8.2%, to $1.6 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012.The increase in interest income was primarily due to a $13.5 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $82.9 million for the three months ended September 30, 2012 to an average balance of $96.4 million for the three months ended September 30, 2013, which had the effect of increasing net interest income $222,000.  Also contributing to the increase was a $1.1 million increase in average short-term investments and investment securities available for sale from an average balance of $19.9 million for the three months ended September 30, 2012 to an average balance of $21.0 million for the comparable period in 2013, which had the effect of increasing interest income by $4,000.  Offsetting these increases was a 38 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.59% for the three months ended September 30, 2012 to 6.21% for the three months ended September 30, 2013, which had the effect of decreasing interest income by $90,000, and a 33 basis point decline in the yield on average short-term investments and investment securities available for sale from 1.59% for the three months ended September 30, 2012 to 1.26% for the same period in 2013, which had the effect of decreasing interest income $18,000.

Interest Expense.  The increase in interest expense was primarily attributable to a $13.8 million increase in average interest-bearing liabilities, which increased from an average balance of $90.8 million for the three months ended September 30, 2012 to an average balance of $104.5 million for the three months ended September 30, 2013, which had the effect of increasing interest expense $46,000.  Offsetting this increase was a decrease in the cost of interest-bearing liabilities, which decreased 24 basis points from 1.85% for the three months ended September 30, 2012 to 1.61% for the three months ended September 30, 2013, which had the effect of decreasing interest expense $45,000.  The increase in the average balance of interest-bearing liabilities was driven by a $10.0 million increase in average certificates of deposits and a $6.4 million increase in average eSavings accounts, partially offset by a $1.9 million decrease in average FHLB advances, and a $593,000 decrease in average statement savings accounts.  The increases in average certificates of deposit and eSavings accounts on a comparative quarterly basis were due to rates offered by the Company in these two deposit categories while the decrease in the average FHLB advances was attributable to the scheduled repayments. The overall decrease in rates was consistent with the decrease in market interest rates on deposits from September 2012 to September 2013.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$21,013	$66	1.26%	$19,866	$79	1.59%
Loans receivable, net (1)(2)	96,359	1,497	6.21	82,898	1,366	6.59
Total interest-earning assets	117,372	1,563	5.33%	102,764	1,445	5.62%
Non-interest-earning assets	5,149			5,293
Total assets	$122,521			$108,057
Interest-bearing liabilities:
Passbook accounts	$2,775	1	0.14%	$2,810	2	0.28%
Statement savings accounts	5,329	5	0.38	5,922	6	0.41
eSavings accounts	14,145	26	0.74	7,793	19	0.98
Certificate of deposit accounts	81,652	382	1.87	71,685	366	2.04
Total deposits	103,901	414	1.59	88,210	393	1.78
FHLB advances	609	6	3.94	2,548	26	4.08
Total interest-bearing liabilities	104,510	420	1.61%	90,758	419	1.85%
Non-interest-bearing liabilities	1,036			942
Total liabilities	105,546			91,700
Stockholders’ Equity	16,975			16,357
Total liabilities and Stockholders’ Equity	$122,521			$108,057
Net interest-earning assets	$12,862			$12,006
Net interest income; average interest rate spread		$1,143	3.72%		$1,026	3.77%
Net interest margin (3)			3.90%			3.99%
Average interest-earning assets to average interest-bearing liabilities			112.31%			113.23%
______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $23,000, or 71.9%, from $32,000 for the three months ended September 30, 2012 to $55,000 for the three months ended September 30, 2013, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2013.

Non-performing loans amounted to $2.1 million, or 2.11% of net loans receivable at September 30, 2013, consisting of nineteen loans, thirteen of which are on non-accrual status and six of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.1 million, or 2.54% of net loans receivable at December 31, 2012, consisting of twenty-six loans, seventeen of which were on non-accrual status and nine of which were 90 days or more past due and accruing interest.  The non-performing loans at September  30, 2013 include ten one-to-four family non-owner occupied residential loans, four one-to-four family owner-occupied residential loans, three commercial real estate loans, and two home equity loans, and all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2013, three loans were placed on non-accrual status resulting in the reversal of approximately $10,000 of previously accrued interest income, one loan that was on non-accrual  was returned to accrual status, and two loans totaling $69,000 that were on non-accrual were charged-off.  In addition, three loans that were on non-accrual were transferred to other real estate owned, one loan was paid off in a short-sale transaction that resulted in a charge-off of $20,000, and one loan was paid off with no loss.  At September 30, 2013, the Company had ten loans totaling $633,000 that were identified as troubled debt restructurings.  Eight of these loans totaling $533,000 were performing in accordance with their modified terms and two loans totaling $100,000 were on non-accrual.   The allowance for loan losses as a percent of total loans receivable was 0.88% at September 30, 2013 and 1.01% at December 31, 2012.

Other real estate owned (OREO) amounted to $337,000 at September 30, 2013, consisting of five properties.  This compares to three properties that totaled $170,000 at December 31, 2012.  During the quarter-ended September 30, 2013, three properties that had been collateral for three loans previously classified as non-accrual were transferred to OREO.  In conjunction with this transfer, $60,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold one OREO property and realized a loss of approximately $13,000 on the transaction.

Non-Interest Income.  Non-interest income decreased $85,000, or 23.5%, for the three months ended September 30, 2013 over the comparable period in 2012 due primarily to a $53,000 decrease in the gain on sales of loans, a $31,000 increase in the loss on the sale of other real estate owned, and a $24,000 decrease in other income, partially offset by a $23,000 increase in other fees and service charges.

Non-Interest Expense. Non-interest expense increased $163,000, or 16.6%, from $982,000 for the three months ended September 30, 2012 to $1.1 million for the three months ended September 30, 2013.  Salaries and employee benefits expense accounted for $163,000 of the change as this expense increased 28.1%, from $580,000 for the three months ended September 30, 2012 to $743,000 for the three months ended September 30, 2013.  Also contributing to the period over period increase was a $26,000, or 26.3% increase in occupancy and equipment expense, an $11,000, or 21.2%  increase in directors’ fees and expenses, and a $9,000, or 64.3% increase in advertising.  The increase in salaries and employee benefits expense for the 2013 period compared to 2012 was primarily attributable to increased staff as the Company expanded its mortgage banking and lending operations.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office in March 2012 from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades.  The increase in directors’ fees and expenses was primarily due to the increase in loan committee meetings and an accrual adjustment.  Offsetting these increases was a $13,000, or 13.1% decrease in professional fees, a $13,000, or 52.0% decrease in other real estate owned expense, an $11,000, or 13.6% decrease in other expenses, and a $9,000, 28.1% decrease in FDIC deposit insurance expense.

Provision for Income Tax.  The provision for income tax decreased $43,000, or 32.6%, from $132,000 for the three months ended September 30, 2012 to $89,000 for the three months ended September 30, 2013 due primarily to the decrease in pre-tax income.   Our effective tax rate increased to 40.5% during the three months ended September 30, 2013 from 35.3% for the comparable period in 2012 primarily due to the utilization of a state tax credit during the 2012 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income amounted to $444,000 for the nine months ended September 30, 2013, a decrease of $347,000, or 43.9%, compared to net income of $791,000 for nine months ended September 30, 2012.  This decrease in net income was primarily the result of an increase in non-interest expense of $778,000 and a decrease in non-interest income of $60,000, offset by an increase in net interest income of $265,000 and decreases in the provision for loan losses of $20,000 and the provision for income taxes of $206,000.

Net Interest Income.  Net interest income increased $265,000, or 8.7%, to $3.3 million for the nine months ended September 30, 2013 from $3.1 million for the nine months ended September 30, 2012.  The increase was driven by a $261,000, or 6.0% increase in interest income and a $4,000, or 0.3% decrease in interest expense.

Interest Income.  Interest income increased $261,000, or 6.0%, to $4.6 million for the nine months ended September 30, 2013 from $4.3 million for the nine months ended September 30, 2012.The increase in interest income was primarily due to a $13.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $81.1 million for the nine months ended September 30, 2012 to an average balance of $94.1 million for the nine months ended September 30, 2013, which had the effect of increasing interest income $645,000. Also contributing to the increase was a $2.4 million increase in average short-term investments and investment securities available for sale from an average balance of $20.4 million for the nine months ended September 30, 2012 to an average balance of $22.8 million for the same period in 2013, which had the effect of increasing interest income by $29,000. Offsetting these increases was a 40 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.65% for the nine months ended September 30, 2012 to 6.25% for the nine months ended September 30, 2013, which had the effect of decreasing interest income by $277,000, and a 48 basis point decline in the yield on average short-term investments and investment securities available for sale from 1.63%  for the nine months ended September 30, 2012 to 1.15% for same period in 2013, which had the effect of decreasing interest income $83,000.  Also contributing to offsetting the increases in interest income was the $1.5 million decrease in average mortgage-backed securities held to maturity which had the effect of decreasing interest income $53,000. The decrease in average mortgage-backed securities held to maturity was due to the sale of mortgage-backed securities in the second quarter of 2012 after their transfer to the available for sale category at the end of the first quarter of 2012.

Interest Expense.  Interest expense decreased $4,000, or 0.3%, from $1.294 million for the nine months ended September 30, 2012 to $1.290 million for the nine months ended September 30, 2013.  The decrease in interest expense was primarily attributable to a 26 basis point decline in the overall cost of average interest-bearing liabilities from 1.91% for the nine months ended September 30, 2012 to 1.65% for the nine months ended September 30, 2013, which had the effect of decreasing interest expense by $136,000.  This decrease due to rate combined with a decrease of $1.9 million in average FHLB advances had the effect of decreasing interest expense by $58,000.  These decreases were offset by an increase of

$8.9 million in average certificates of deposits which had the effect of increasing interest expense by $138,000, and an increase of $7.3 million in average eSavings accounts which had the effect of increasing interest expense by $52,000.  The overall decrease in rates on deposits was consistent with the decrease in market interest rates from September 2012 to September 2013.  The decrease in the average FHLB advances was attributable to the scheduled repayments while the increases in average eSavings accounts and certificates of deposit accounts on a comparative nine-month basis were due to rates offered by the Company in these two deposit categories.

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

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$22,795	$197	1.15%	$20,439	$250	1.63%
Mortgage-backed securities	-	-	-	1,489	53	4.75
Loans receivable, net (1)(2)	94,078	4,412	6.25	81,139	4,045	6.65
Total interest-earning assets	116,873	4,609	5.26%	103,067	4,348	5.62%
Non-interest-earning assets	5,172			4,584
Total assets	$122,045			$107,651
Interest-bearing liabilities:
Passbook accounts	$2,819	4	0.19%	$2,888	5	0.23%
Statement savings accounts	5,588	16	0.38	6,241	20	0.43
eSavings accounts	13,230	77	0.78	5,922	43	0.97
Certificate of deposit accounts	81,258	1,152	1.89	72,371	1,128	2.08
Total deposits	102,895	1,249	1.62	87,422	1,196	1.82
FHLB advances	1,278	41	4.28	3,134	98	4.17
Total interest-bearing liabilities	104,173	1,290	1.65%	90,556	1,294	1.91%
Non-interest-bearing liabilities	1,007			970
Total liabilities	105,180			91,526
Stockholders’ Equity	16,865			16,125
Total liabilities and Stockholders’ Equity	$122,045			$107,651
Net interest-earning assets	$12,700			$12,511
Net interest income; average interest rate spread		$3,319	3.61%		$3,054	3.71%
Net interest margin (3)			3.79%			3.95%
Average interest-earning assets to average interest-bearing liabilities			112.19%			113.82%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $20,000, or 11.0% from $182,000 for the nine months ended September 30, 2012 to $162,000 for the nine months ended September 30, 2013.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012.”

Non-Interest Income.  Non-interest income decreased $60,000, or 5.5%, for the nine months ended September 30, 2013 over the comparable period in 2012 due primarily to a $331,000 decrease in the gain on sale of investment securities, a $32,000 decrease in the gain on the sale of an SBA loan, a $35,000 increase in loss on the sale of other real estate owned, and a $27,000 decrease in other income.  These decreases were partially offset by a $221,000 increase in net gains on the sales of loans, a $123,000 increase in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, and a $21,000 increase in other fees and service charges.

Non-Interest Expense. Non-interest expense increased $778,000, or 29.0%, from $2.7 million for the nine months ended September 30, 2012 to $3.5 million for the nine months ended September 30, 2013.  Salaries and employee benefits expense accounted for $601,000 of the change as this expense increased 37.7%, from $1.6 million for the nine months ended September 30, 2012 to $2.2 million for the nine months ended September 30, 2013.  Also contributing to the period over period increase was a $101,000, or 39.2% increase in occupancy and equipment expense, a $50,000, or 22.3% increase in other expense, a $25,000, or 9.3% increase in professional fees, an $18,000, or 41.9% increase in advertising expense, a $16,000, or 9.9% increase in directors' fees and expenses, and a $6,000, or 17.1% increase in other real estate owned expense.  As was the case with the quarter, the increase in salaries and employee benefits expense for the 2013 period compared to 2012 was primarily attributable to increased staff as the Company expanded its mortgage banking and lending operations.  The increase in occupancy and equipment expense was primarily related to the move of our Delaware Valley office in March 2012 from 607 Lakeside Office Park, Southampton, PA to a larger facility at 501 Knowles Avenue, Southampton, PA and computer system upgrades.  The increase in other expenses was primarily the result of a $22,000 increase in recruiting fees.  The increase in professional fees was primarily due to costs related to compliance and loan collections.  The increase in advertising is primarily attributable to increased efforts to grow our loan portfolio.  The increase in directors’ fees and expenses was primarily related to an increase in loan committee meetings and an accrual adjustment.  The increase in OREO expense was the result of costs incurred on the Bank’s foreclosed properties to maintain the properties and prepare them for resale.  Offsetting these increases was a $39,000, or 40.2% decrease in FDIC deposit insurance expense primarily attributable to a refund of unused prepaid assessment credits during the quarter ended June 30, 2013.

Provision for Income Tax.  The Company’s provision for income tax decreased by $206,000, or 42.8%, from $481,000 for the nine months ended September 30, 2012 to $275,000 for the nine months ended September 30, 2013, due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 38.2% for the 2013 period compared to 37.8% for the comparable period in 2012.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September  30, 2013 the Company's cash and cash equivalents amounted to $5.3 million.  At such date, the Company also had $3.0 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2013, Quaint Oak Bank had outstanding commitments to originate loans of $5.4 million and commitments under unused lines of credit of $14.5 million.

At September 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $27.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although it is dependent on our deposit pricing strategy at the time of maturity and there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2013, we had $52.8 million in borrowing capacity with the Federal Home Loan Bank of Pittsburgh.  In addition, as of September 30, 2013 Quaint Oak Bank had $1.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under either of these facilities at September 30, 2013.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at September 30, 2013.

Our stockholders’ equity amounted to $17.0 million at September 30, 2013, an increase of $196,000 from $16.8 million at December 31, 2012.  Contributing to the increase was net income for the nine months ended September 30, 2013 of $444,000, amortization of stock awards and options under our stock compensation plans of $95,000, and common stock earned by participants in the employee stock ownership plan of $115,000.  These increases were offset by the purchase of 19,372 shares of the Company’s stock as part of the Company’s stock repurchase programs, for an aggregate purchase price of $297,000, dividends paid of $136,000, and a decrease in accumulated other comprehensive income of $25,000.For further discussion of the stock compensation plans, see Note 8 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2013, Quaint Oak Bank exceeded each of its capital requirements with ratios of 12.89%, 18.81% and 19.86%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2013, we had unfunded commitments under lines of credit of $14.5 million and $5.4 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 – July 31, 2013	25	$15.00	25	44,848
August 1, 2013 – August 31, 2013	-	-	-	44,848
September 1, 2013 – September 30, 2013	900	16.25	900	43,948
Total	925	$16.22	925	43,948

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: November 13, 2013	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer