Form 10-K
period 2013-12-31
QUAINT OAK BANCORP INC
filed 2014-03-27
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES  ☐NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $16.05 on June 30, 2013, the last day of the Registrant’s second quarter was $11,143,643 (965,374 shares outstanding less 271,066 shares held by affiliates at $16.05 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 21, 2014: 917,649

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the year ended December 31, 2013 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and a branch office located in the Lehigh Valley area of Pennsylvania.  Quaint Oak Bank through its subsidiary companies also conducts mortgage banking, real estate sales and title abstract businesses.  As of December 31, 2013, Quaint Oak Bank’s primary market area includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania. As of December 31, 2013, Quaint Oak Bancorp had $127.4 million of total assets, $103.3 million of deposits and $17.0 million of stockholders' equity.  Quaint Oak Bancorp’s stockholders' equity constituted 14.3% of total assets as of December 31, 2013.

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

Quaint Oak Bank's Lending Activities

General.  At December 31, 2013, the net loan portfolio of Quaint Oak Bank amounted to $106.9 million, representing approximately 83.9% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans, construction loans and commercial lines of credit.  At December 31, 2013, one-to-four family residential loans amounted to $52.4 million, or 48.5% of its total loan portfolio of which $8.9 million, or 8.3% of the total loan portfolio consisted of owner occupied properties and $43.5 million or 40.2% of the total loan portfolio consisted of non-owner occupied properties.  At December 31, 2013, commercial real estate loans totaled $25.9 million, or 23.9% of its total loan portfolio.  Construction loans totaled $16.0 million, or 14.8% of the total loan portfolio at December 31, 2013.  Multi-family residential loans totaled $6.0 million, or 5.6% of the total loan portfolio at December 31, 2013.  Home equity loans totaled $5.7 million, or 5.3% of the total loan portfolio at December 31, 2013.  Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.9 million, or 1.7% of the total loan portfolio at December 31, 2013.

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

As a Pennsylvania-chartered savings bank, Quaint Oak Bank is not subject to a regulatory loans to one borrower limit.  Our lending policy limits our loans to one borrower to an aggregate of 15% of the Bank’s capital which amounts to $2.3 million at December 31, 2013.  At December 31, 2013, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were one totaling $1.6 million, one totaling $1.2 million, and three totaling $1.1 million each.   The loans primarily consisted of one-to-four family non-owner occupied residential and commercial real estate loans.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2013.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$8,900	8.3%	$10,272	12.0%
Non-owner occupied	43,489	40.2	35,118	41.2
Total one-to-four family residential loans	52,389	48.5	45,390	53.2

Multi-family (five or more) residential	6,023	5.6	3,315	3.9
Commercial real estate	25,863	23.9	18,694	21.9
Commercial lines of credit	1,880	1.7	1,901	2.2
Construction	16,038	14.8	9,765	11.5
Home equity loans	5,682	5.3	6,029	7.1
Total real estate loans	107,875	99.8	85,094	99.8

Auto and equipment loans	218	0.2	93	0.1
Loans secured by deposits	15	--	69	0.1
Total loans	108,108	100.0%	85,256	100.0%
Less:
Deferred loan fees and costs	(280)		(105)
Allowance for loan losses	(941)		(860)
Net loans	$106,887		$84,291
____________________
(1)    Does not include loans held for sale of $1.1 million and $4.9 million at December 31, 2013 and 2012, respectively.

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

All loans are presented to the loan committee for review.  Quaint Oak Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Individual loans and loan relationships over $750,000 must be approved by Quaint Oak Bank's loan committee, which currently consists of Ms. Plunkett and Messrs. Ager, Gonzalez, Spink, Strong, Schulmeister and Phillips, who is Chairman.

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2013 or 2012. We sold $47.6 million of loans in 2013 and $29.4 million of loans in 2012.
	Year Ended December 31,
	2013	2012
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$41,319	$32,969
One-to-four family residential non-owner occupied (2)	15,440	10,019
Multi-family residential	3,350	386
Commercial real estate and lines of credit	10,814	3,519
Construction	20,285	5,555
Home equity	1,644	1,465
Consumer non-real estate	166	188
Total loan originations	93,018	54,101
Loans sold	(47,647)	(29,398)
Loan principal repayments	(25,825)	(10,679)
Total loans sold and principal repayments	(73,472)	(40,077)
Decreases due to other items, net (3)	(727)	(610)
Net increase in loan portfolio	$18,819	$13,414
____________________
(1)     Includes $40.5 million and $32.1 million of loans originated for sale in 2013 and 2012, respectively.
(2)     Includes $3.3 million and $1.8 million of loans originated for sale in 2013 and 2012, respectively.
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

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2013, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

		1-4 Family
	1-4 Family	Residential		Commercial
	Residential	Non-	Multi-	Real Estate			Consumer
	Owner	Owner	Family	and Lines of		Home	Non-Real
	Occupied	Occupied	Residential	Credit	Construction	Equity	Estate	Total
				(In Thousands)
Amounts due in:
One year or less	$1,442	$1,018	$134	$2,116	$11,211	$303	$--	$16,224
After one year through three years	2,805	2,019	--	564	1,533	91	16	7,028
After three years through five years	601	2,702	126	205	22	555	217	4,428
After five years through ten years	1,035	2,194	362	2,108	38	1,660	--	7,397
After ten years through 15 years	203	6,542	531	3,429	25	2,865	--	13,595
After 15 years	2,814	29,014	4,870	19,321	3,209	208	--	59,436
Total	$8,900	$43,489	$6,023	$27,743	$16,038	$5,682	$233	$108,108

The following table shows the dollar amount of our loans at December 31, 2013 due after December 31, 2014 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
		Adjustable-
	Fixed-Rate	Rate	Total
		(In Thousands)
One-to-four family residential owner occupied	$7,458	$--	$7,458
One-to-four family residential non-owner occupied	6,382	36,089	42,471
Multi-family residential	196	5,693	5,889
Commercial real estate and lines of credit	6,145	19,482	25,627
Construction	--	4,827	4,827
Home equity	5,379	--	5,379
Consumer non-real estate	233	--	233
Total	$25,793	$66,091	$91,884

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2013, $8.9 million, or 8.3%, of our total loan portfolio, before net items, consisted of one-to-four family owner-occupied residential loans. All of these loans originated for portfolio have been originated with fixed rates of interest.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2013, $43.5 million, or 40.2%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights.   For the year ended December 31, 2013, Quaint Oak Mortgage LLC originated $43.8 million of owner and non-owner occupied loans for sale and sold $47.6 million of loans in the secondary market.  For the year ended December 31, 2012, loans originated for sale through Quaint Oak Mortgage LLC totaled $33.9 million and $29.4 million of these loans were sold in the secondary market.

Multi-Family Residential  Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2013, $6.0 million, or 5.6%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2013, $25.9 million, or 23.9% of our total loan portfolio, before net items, consisted of commercial real estate loans and $1.9 million or 1.7% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is less than 75% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2013, $16.0 million, or 14.8% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans and home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2013, $5.7 million, or 5.3% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Consumer Non-Real Estate Loans.  Quaint Oak Bank originates loans secured by savings accounts, auto loans and equipment loans.  At December 31, 2013, $233,000, or 0.2% of Quaint Oak Bank’s total loan portfolio, before net items, consists of consumer non-real estate loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $1.2 million and $1.3 million of non-accrual loans at December 31, 2013 and December 31, 2012, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $574,000 and $170,000 at December 31, 2013 and 2012, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2013.

	December 31, 2013
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	8	$1,916	3	$559
One-to-four family residential-non-owner occupied	10	884	7	575
Multi-family residential	--	--	1	75
Commercial real estate and lines of credit	3	322	5	674
Construction	1	334	--	--
Home equity	2	168	1	30
Total delinquent loans	24	$3,624	17	$1,913
Delinquent loans to total net loans		3.39%		1.79%
Delinquent loans to total loans		3.35%		1.77%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2013	2012
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$303	$131
One-to-four family residential-non-owner occupied	378	488
Commercial real estate and lines of credit	474	445
Home equity	30	256
Total non-accruing loans	1,185	1,320
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	256	242
One-to-four family residential-non-owner occupied	197	302
Multi-family residential	75	--
Commercial real estate and lines of credit	200	212
Home equity	--	65
Total accruing loans 90 days or more past due	728	821
Total non-performing loans (1)	1,913	2,141
Other real estate owned, net	574	170
Total non-performing assets	2,487	2,311
Troubled debt restructurings (2)	830	180
Total non-performing assets and troubled debt restructurings	$3,317	$2,491
Total non-performing loans as a percentage of loans, net	1.79%	2.54%
Total non-performing loans as a percentage of total assets	1.50%	1.82%
Total non-performing assets as a percentage of total assets	1.95%	1.97%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.60%	2.12%
__________________
(1)  Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)  Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2013, the Company had thirteen loans totaling $1.1 million that were identified as troubled debt restructurings.  Nine of these loans totaling $733,000 were performing in accordance with their modified terms, one loan in the amount of $97,000 was 31 days delinquent, and three loans totaling $264,000 were on non-accrual.  There was no allowance for loan losses allocated to these loans at December 31, 2013. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2013, Quaint Oak Bank's allowance for loan losses amounted to $941,000.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2013	2012
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$106,887	$84,291

Average loans outstanding (1)	$93,766	$79,333

Allowance for loan losses, beginning of period	$860	$805
Provision for loan losses	240	162
Charge-offs:
One-to-four family residential owner occupied	(15)	--
One-to-four family residential non-owner occupied	(75)	(103)
Home equity	(69)	(4)
Total charge-offs	(159)	(107)
Recoveries on loans previously charged off	--	--
Allowance for loan losses, end of period	$941	$860

Allowance for loan losses as a percent of non-performing loans	49.19%	40.17%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.13%
____________________
(1) Excludes loans held for sale.

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2013		2012
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$59	8.3%	$77	12.0%
One-to-four family residential non-owner occupied	424	40.2	368	41.2
Multi-family residential	36	5.6	20	3.9
Commercial real estate and lines of credit	199	25.6	219	24.1
Construction	96	14.8	63	11.5
Home equity	50	5.3	68	7.1
Consumer non-real estate	2	0.2	1	0.2
Unallocated	75	--	44	--
Total	$941	100.0%	$860	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2013, we had $1.7 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from the Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2012 and 2013.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2013	2012
	(In Thousands)
Interest-earning time deposits with other financial institutions	$7,633	$8,132
U.S. Government agency obligations	--	501
Corporate bonds	--	1,826
Short-term bond fund	1,159	1,142
Limited-term bond fund	521	525
FHLB of Pittsburgh stock	421	437
Total	$9,734	$12,563

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013.

	Amounts at December 31, 2013 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$3,043	1.15%	$4,590	1.70%	$--	--%	$--	--%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank does not offer transactional deposit accounts such as demand deposit or NOW accounts.  Quaint Oak Bank does, however, offer an eSavings deposit account product.  This account allows customers to earn money market rates on their funds.  Withdrawals from this account are processed by electronic funds transfer through the Automatic Clearing House (ACH) to the customer’s pre-authorized checking account. At December 31, 2013, the eSavings account deposits totaled $14.9 million.

Quaint Oak Bank has not solicited deposits from outside Pennsylvania or paid fees to brokers to solicit funds for deposit.  At December 31, 2013, approximately 12% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2013		2012
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$19,596	19.0%	$21,063	21.7%
1.00% - 1.99%	32,745	31.7	19,906	20.5
2.00% - 2.99%	18,625	18.0	22,921	23.6
3.00% - 3.99%	9,254	9.0	10,701	11.0
4.00% - 4.99%	15	--	3,060	3.2
5.00% - 5.99%	--	--	50	0.1
Total certificate accounts	80,235	77.7	77,701	80.1
Transaction accounts:
Passbook	2,655	2.6	2,890	3.0
Statement savings accounts	5,496	5.3	5,843	6.0
eSavings accounts	14,938	14.4	10,604	10.9
Total transaction accounts	23,089	22.3	19,337	19.9
Total deposits	$103,324	100.0%	$97,038	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook	$2,783	$5	0.18%	$2,878	$7	0.24%
Statement savings accounts	5,512	21	0.38	6,130	26	0.42
eSavings accounts	13,547	103	0.76	6,753	66	0.98
Certificates of deposit	80,901	1,511	1.87	73,025	1,502	2.06
Total interest-bearing deposits	102,743	1,640	1.60	88,786	1,601	1.80
Total deposits	$102,743	$1,640	1.60%	$88,786	$1,601	1.80%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2013	2012
	(In Thousands)
Total deposits	$26,651	$25,993
Total withdrawals	(22,002)	(19,098)
Interest credited	1,637	1,618
Total increase in deposits	$6,286	$8,513

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2013.

	Balance at December 31, 2013 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$15,879	$3,699	$18	$--	$19,596
1.00% - 1.99%	6,096	2,468	4,505	19,676	32,745
2.00% - 2.99%	3,262	3,560	6,912	4,891	18,625
3.00% - 3.99%	1,122	8,132	--	--	9,254
4.00% - 4.99%	15	--	--	--	15
Total certificate accounts	$26,374	$17,859	$11,435	$24,567	$80,235

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2013 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2014	$2,020	1.34%
June 30, 2014	3,244	1.47
September 30, 2014	2,667	1.12
December 31, 2014	2,133	0.79
After December 31, 2014	24,896	2.15
Total certificates of deposit with balances of $100,000 or more	$34,960	1.88%

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

As of December 31, 2013, Quaint Oak Bank was permitted to borrow up to an aggregate total of $49.7 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $5.5 million and $2.0 million at December 31, 2013 and 2012, respectively.   As of December 31, 2013 Quaint Oak Bank has $1.6 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2013. Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at December 31, 2013.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$1,486	$2,842
Maximum amount outstanding at any month-end during the period	5,500	3,800
Balance outstanding at end of period	5,500	2,000
Average interest rate during the period	2.83%	4.19%
Weighted average interest rate at end of period	0.25%	4.19%

Total Employees

We had 32 full-time employees at December 31, 2013. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2013, our primary market area for loans and deposits is in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

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

2010 Regulatory Reform

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

●
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

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●	Deposit insurance is permanently increased to $250,000.

●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bancorp:

●	Authority over savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011.

●	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies are extended to thrift holding companies.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
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

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Recent Regulatory Capital Regulations

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks and savings and loan holding companies thereof, such as Quaint Oak Bank and Quaint Oak Bancorp, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Volcker Rule Regulations

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  Quaint Oak is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2013, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2013, 98% of its portfolio assets meet the requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2013, was in compliance with the above restrictions.

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

Regulation of Quaint Oak Bank

Pennsylvania Banking Law.  The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of Quaint Oak Bank and its affairs.  The Pennsylvania Banking Code delegates extensive rulemaking power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Pennsylvania Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws.  A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Pennsylvania Department of Banking and Securities.

The Pennsylvania Department of Banking and Securities generally examines each savings bank not less frequently than once every two years.  Although the Pennsylvania Department of Banking and Securities may accept the examinations and reports of the Federal Deposit Insurance Corporation in lieu of its own examination, the present practice is for the Pennsylvania Department of Banking and Securities to conduct individual examinations.  The Pennsylvania Department of Banking and Securities may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Pennsylvania Department of Banking and Securities has ordered the activity to be terminated, to show cause at a hearing before the Pennsylvania Department of Banking and Securities why such person should not be removed.

Insurance of Accounts.  The deposits of Quaint Oak Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government.  The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  To implement the 2010 legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessment rates are between 2.5 and 9 basis points for banks in the lower risk category and between 30 to 45 basis points for banks in the highest risk category.

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

At December 31, 2013, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 16 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

At December 31, 2013, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

●	the institution would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Federal Deposit Insurance Corporation-imposed condition; or

●	the institution is not eligible for expedited treatment of its filings with the Federal Deposit Insurance Corporation.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2013, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2013, Quaint Oak Bank was in compliance with these reserve requirements.

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

Other Matters. During the year ended December 31, 2012, the Internal Revenue Service concluded an audit of the Company's Federal tax return for the year ended December 31, 2010 and no adverse findings were noted.  The Company is no longer subject to examination by taxing authorities for the years before January 1, 2010.

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2013 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2013 with respect to our main office located in Southampton, Pennsylvania, and our branch office, mortgage banking, real estate sales and title abstract  property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/21(1)	$257	$89,869
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,003	13,455
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

(a)           Quaint Oak Bancorp's common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2013 and 2012.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTC Market Group Inc.

Quarter ended:	High	Low	Cash dividends per share

December 31, 2013	$16.20	$15.51	$0.05
September 30, 2013	$16.25	$15.80	$0.05
June 30, 2013	$16.35	$15.50	$0.05
March 31, 2013	$15.75	$11.00	$0.05

Quarter ended:	High	Low	Cash dividends per share

December 31, 2012	$11.00	$10.20	$0.04
September 30, 2012	$10.50	$9.02	$0.04
June 30, 2012	$10.50	$9.10	$0.04
March 31, 2012	$9.30	$8.00	$0.04

As of March 21, 2014 Quaint Oak Bancorp had 917,649 common shares outstanding held of record by 178 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b)           Not applicable.

(c)     Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended December 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	1,600	$16.01	1,600	42,348
November 1, 2013 – November 30, 2013	12,000	16.01	12,000	30,348
December 1, 2013 – December 31, 2013	3,000	16.02	3,000	27,348
Total	16,600	$16.01	16,600	27,348

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 55 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2014 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan, 2008 Recognition and Retention Plan, and the 2013 Stock Incentive Plan.  All of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	211,070	(1)	$12.59	(1)	38,102
Equity compensation plans not approved by security holders	--		--		--
Total	211,070		$12.59		38,102
_______________________
(1)	Includes 26,500 shares subject to restricted stock grants which were not vested as of December 31, 2013. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(4)
10.5	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan	(5)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business - Subsidiaries" of this Form 10-K for the required information	--
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
23.2	Consent of ParenteBeard LLC	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*          Denotes management compensation plan or arrangement.

(Footnotes continued on following page)

        ______________________
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).
(3)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 18, 2012 (File No. 000-52694).
(5)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 8, 2013 (Commission File No. 000-526341) filed with the Commission on April 8, 2013.

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.
Date: March 27, 2014	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 27, 2014
Robert T. Strong

/s/John J. Augustine	Chief Financial Officer	March 27, 2014
John J. Augustine

/s/Robert J. Phillips	Chairman	March 27, 2014
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 27, 2014
George M. Ager, Jr.

/s/James J. Clarke	Director	March 27, 2014
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 27, 2014
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 27, 2014
Kenneth R. Gant

/s/Marsh B. Spink	Director	March 27, 2014
Marsh B. Spink