Form 10-Q
period 2014-03-31
QUAINT OAK BANCORP INC
filed 2014-05-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2014, 910,149 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2014	2013
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$1,994	$4,989
Due from banks, interest-bearing	1,617	1,195
Cash and cash equivalents	3,611	6,184
Investment in interest-earning time deposits	7,666	7,633
Investment securities available for sale	1,693	1,680
Loans held for sale	2,907	1,098
Loans receivable, net of allowance for loan losses
(2014 $1,041; 2013 $941)	112,803	106,887
Accrued interest receivable	743	735
Investment in Federal Home Loan Bank stock, at cost	501	421
Premises and equipment, net	1,633	1,637
Other real estate owned, net	408	574
Prepaid expenses and other assets	851	578

Total Assets	$132,816	$127,427

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$107,519	$103,324
Federal Home Loan Bank advances	7,500	5,500
Accrued interest payable	87	77
Advances from borrowers for taxes and insurance	744	1,224
Accrued expenses and other liabilities	379	316
Total Liabilities	116,229	110,441

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 910,149 and 947,849 outstanding at March 31, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	13,713	13,665
Treasury stock, at cost: 2014 478,476 shares; 2013 440,776 shares	(4,910)	(4,279)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(506)	(536)
Recognition & Retention Plan Trust (RRP)	(120)	(120)
Accumulated other comprehensive loss	(18)	(18)
Retained earnings	8,414	8,260
Total Stockholders' Equity	16,587	16,986

Total Liabilities and Stockholders’ Equity	$132,816	$127,427

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Interest Income	(In thousands, except for share data)

Interest on loans	$1,718	$1,430
Interest and dividends on short-term investments and investment securities	41	64
Total Interest Income	1,759	1,494

Interest Expense

Interest on deposits	386	414
Interest on Federal Home Loan Bank advances	3	21
Total Interest Expense	389	435

Net Interest Income	1,370	1,059

Provision for Loan Losses	100	52

Net Interest Income after Provision for Loan Losses	1,270	1,007

Non-Interest Income
Mortgage banking and title abstract fees	72	144
Other fees and services charges	24	8
Net gain on the sales of loans	234	187
Loss on sales of other real estate owned	(23)	-
Other	4	8
Total Non-Interest Income, net	311	347

Non-Interest Expense Salaries and employee benefits	820	705
Directors’ fees and expenses	53	59
Occupancy and equipment	134	108
Professional fees	78	100
FDIC deposit insurance assessment	28	30
Other real estate owned expenses	8	9
Advertising	26	26
Other	98	91
Total Other Expenses	1,245	1,128

Income before Income Taxes	336	226

Income Taxes	136	86

Net Income	$200	$140

Earnings per share – basic	$0.23	$0.16
Average shares outstanding - basic	857,963	892,666
Earnings per share - diluted	$0.22	$0.15
Average shares outstanding - diluted	907,798	930,816

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net Income	$200	$140

Other Comprehensive Income (Loss):
Unrealized gains on investment securities available-for-sale	-	23
Income tax effect	-	(7)

Other comprehensive income	-	16

Total Comprehensive Income	$200	$156

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholder's Equity (Unaudited)

For the Three Months Ended March 31, 2014

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
			(In thousands, except share data)
BALANCE – December 31, 2013	947,849	$14	$13,665	$(4,279)	$(656)	$(18)	$8,260	$16,986
Common stock released by ESOP			15		30			45

Treasury stock purchased	(37,700)			(631)				(631)

Stock based compensation expense			33					33

Cash dividends declared ($0.05 per share)							(46)	(46)

Net income							200	200

Other comprehensive income						-		-

BALANCE –March 31, 2014	910,149	$14	$13,713	$(4,910)	$(626)	$(18)	$8,414	$16,587

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities	(In Thousands)
Net income	$200	$140
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	100	52
Depreciation expense	40	31
Net accretion of securities discounts	-	(1)
Amortization of deferred loan fees and costs	(65)	26
Stock-based compensation expense	78	56
Gain on the sale of loans held for sale	(234)	(187)
Net loss on sale of other real estate owned	23	-
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(8,235)	(12,392)
Loans held for sale-proceeds	6,660	12,364
Accrued interest receivable	(8)	(79)
Prepaid expenses and other assets	(273)	73
Accrued interest payable	10	3
Accrued expenses and other liabilities	63	(140)
Net Cash Used in Operating Activities	(1,641)	(54)
Cash Flows from Investing Activities,
Net increase in investment in interest-earning time deposits	(33)	(5)
Purchase of investment securities available for sale	(13)	(12)
Proceeds from calls of investment securities available for sale	-	500
Net increase in loans receivable	(5,951)	(6,089)
Net (increase) decrease in investment in Federal Home Loan Bank stock	(80)	64
Proceeds from the sale of other real estate owned	153	-
Capitalized expenditures on other real estate owned	(10)	(29)
Purchase of premises and equipment	(36)	(130)
Net Cash Used in Investing Activities	(5,970)	(5,701)
Cash Flows from Financing Activities
Net increase in deposits	4,195	6,047
Proceeds from Federal Hone Loan Bank Advances	2,000	-
Dividends paid	(46)	(40)
Purchase of treasury stock	(631)	(210)
Decrease in advances from borrowers for taxes and insurance	(480)	(448)
Net Cash Provided by Financing Activities	5,038	5,349
Net Decrease in Cash and Cash Equivalents	(2,573)	(406)
Cash and Cash Equivalents – Beginning of Year	6,184	12,400
Cash and Cash Equivalents – End of Year	$3,611	$11,994

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$379	$432
Cash payments for income taxes	$272	$15

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly-owned subsidiaries.  At March 31, 2014, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank’s two branch offices includes Bucks, Montgomery, Lehigh and Northampton Counties, Pennsylvania, and northeast Philadelphia and the surrounding area.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, statement savings accounts and eSavings accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2013 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2013 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2014 and 2013.

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

At March 31, 2014, the Company has three share-based plans: the 2008 Recognition and Retention Plan (“RRP”), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 9.

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

Recent Accounting Pronouncements.  In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Reclassifications.   Certain items in the 2013 consolidated financial statements have been reclassified to conform to the presentation in the 2014 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2014, 184,570 outstanding stock options were dilutive and no shares that were anti-dilutive.  For the three months ended March 31, 2013, 107,570 outstanding stock options were dilutive and there were no shares that were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2014	2013

Net Income	$200,000	$140,000

Weighted average shares outstanding – basic	857,963	892,666
Effect of dilutive common stock equivalents	49,835	38,150
Adjusted weighted average shares outstanding – diluted	907,798	930,816

Basic earnings per share	$0.23	$0.16
Diluted earnings per share	$0.22	$0.15

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2014 and 2013 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2014	2013

Balance at the beginning of the period	$(18)	$60
Other comprehensive income before classifications	-	16
Amount reclassified from accumulated other comprehensive loss	-	-
Total other comprehensive income	-	16
Balance at the end of the period	$(18)	$76
(1)  All amounts are net of tax.  Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2014 and December 31, 2013, by contractual maturity, are shown below:

	March 31, 2014	December 31, 2013
	(In Thousands)
Due in one year or less	$2,293	$3,042
Due after one year through five years	5,373	4,591
	$7,666	$7,633

Note 5 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at March 31, 2014 and December 31, 2013 are summarized below (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,181	-	$(11)	$1,170
Limited-term bond fund	540	-	(17)	523
	$1,721	$-	$(28)	$1,693

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,170	$-	$(11)	$1,159
Limited-term bond fund	538	-	(17)	521
	$1,708	$-	$(28)	$1,680

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Short-term bond fund	1	$1,170	$(11)	$-	$-	$1,170	$(11)
Limited-term bond fund	1	-	-	523	(17)	523	(17)
Total	2	$1,170	$(11)	$523	$(17)	$1,693	$(28)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

	December 31, 2013
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$1,159	$(11)	$-	$-	$1,159	$(11)
Limited-term bond fund	1	-	-	521	(17)	521	(17)
Total	2	$1,159	$(11)	$521	$(17)	$1,680	$(28)

At March 31, 2014, there were two bond funds in an unrealized loss position that at such date had an aggregate depreciation of 1.62% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2014 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three months ended March 31, 2014 or 2013.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$8,947	$8,900
Non-owner occupied	44,322	43,489
Total one-to-four family residential	53,269	52,389

Multi-family (five or more) residential	8,021	6,023
Commercial real estate	27,996	25,863
Commercial lines of credit	1,883	1,880
Construction	17,067	16,038
Home equity loans	5,609	5,682
Total real estate loans	113,845	107,875

Auto and equipment loans	311	218
Loans secured by deposits	21	15
Total Loans	114,177	108,108

Deferred loan fees and costs	(333)	(280)
Allowance for loan losses	(1,041)	(941)

Net Loans	$112,803	$106,887

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,261	$1,321	$62	$303	$8,947
One-to-four family residential non-owner occupied	42,701	664	957	-	44,322
Multi-family residential	8,021	-	-	-	8,021
Commercial real estate and lines of credit	28,958	102	575	244	29,879
Construction	17,067	-	-	-	17,067
Home equity	5,384	131	94	-	5,609
Consumer non-real estate	332	-	-	-	332
	$109,724	$2,218	$1,688	$547	$114,177

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,308	$1,136	$153	$303	$8,900
One-to-four family residential non-owner occupied	41,586	800	1,103	-	43,489
Multi-family residential	5,948	75	-	-	6,023
Commercial real estate and lines of credit	26,673	397	673	-	27,743
Construction	16,038	-	-	-	16,038
Home equity	5,391	166	125	-	5,682
Consumer non-real estate	233	-	-	-	233
	$103,177	$2,574	$2,054	$303	$108,108

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$365	$365	$-	$365	$1
One-to-four family residential non-owner occupied	875	875	-	878	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	554	554	-	566	4
Construction	-	-	-	-	-
Home equity	94	94	-	95	2
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	82	82	16	82	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	265	265	112	259	2
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$365	$365	$-	$365	$1
One-to-four family residential non-owner occupied	957	957	16	960	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	819	819	112	825	6
Construction	-	-	-	-	-
Home equity	94	94	-	95	2
Consumer non-real estate	-	-	-	-	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$456	$456	$-	$428	$15
One-to-four family residential non-owner occupied	1,102	1,102	-	1,107	77
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	363	363	-	365	-
Construction	-	-	--	-	-
Home equity	125	125		124	9
Consumer non-real estate	-	-	--	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	311	311	21	313	26
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$456	$456	$-	$428	$15
One-to-four family residential non-owner occupied	1,102	1,102	-	1,107	77
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	674	674	21	678	26
Construction	-	-	-	-	-
Home equity	125	125	-	124	9
Consumer non-real estate	-	-	-	-	-

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At March 31, 2014, the Company had thirteen loans totaling $1.1 million that were identified as troubled debt restructurings.  Ten of these loans totaling $867,000 were performing in accordance with their modified terms, two loans in the amount of $156,000 were 31 days delinquent, and one loan in the amount $113,000 was on non-accrual.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  The following tables present the Company’s TDR loans as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	March 31, 2014
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$62	$-	$62	$-
One-to-four family residential non-owner occupied	7	734	-	734	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	2	246	113	133	7
Construction	-	-	-	-	-
Home equity	3	94	-	94	-
Consumer non-real estate	-	-	-	-	-
Total	13	$1,136	$113	$1,023	$7

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2013
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	2	$153	$-	$153	$-
One-to-four family residential non-owner occupied	7	733	151	582	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	113	113	-	-
Construction	-	-	-	-	-
Home equity	3	95	-	95	-
Consumer non-real estate	-	-	-	-	-
Total	13	$1,094	$264	$830	$-

The contractual aging of the TDRs in the table above as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

		March 31, 2014
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$62	$-	$-	$-	$62
One-to-four family residential non-owner occupied	578	156	-	-	734
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	113	246
Construction	-	-	-	-	-
Home equity	94	-	-	-	94
Consumer non-real estate	-	-	-	-	-
Total	$867	$156	$-	$113	$1,136

		December 31, 2013
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$153	$-	$-	$-	$153
One-to-four family residential non-owner occupied	485	97	-	151	733
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	113	113
Construction	-	-	-	-	-
Home equity	95	-	-	-	95
Consumer non-real estate	-	-	-	-	-
Total	$733	$97	$-	$264	$1,094

During the three months ended March 31, 2014 there was one new TDR identified totaling $133,000. During the three months ended March 31, 2014, one loan in the amount of $90,000 previously identified as a TDR was removed from TDR status as the borrower is current and making regular payments since February 2013.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2014 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  As of March 31, 2014 and December 31, 2013, the Company did not have any troubled debt restructurings that had defaulted within one year of modification.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2014 and recorded investment in loans receivable as of March 31, 2014 (in thousands):

			March 31, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	2	26	12	104	6	4	1	(55)	100
Ending balance	$61	$450	$48	$303	$102	$54	$3	$20	$1,041

Ending balance evaluated
for impairment:
Individually	$-	$16	$-	$112	$-	$-	$-	$-	$128

Collectively	$61	$434	$48	$191	$102	$54	$3	$20	$913

Loans receivable:
Ending balance:	$8,947	$44,322	$8,021	$29,879	$17,067	$5,609	$332	$-	$114,177

Ending balance evaluated
for impairment:
Individually	$365	$957	$-	$819	$-	$94	$-	$-	$2,235

Collectively	$8,582	$43,365	$8,021	$29,060	$17,067	$5,515	$332	$-	$111,942

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2013 (in thousands):

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2013 and recorded investment in loans receivable as of December 31, 2013 (in thousands):

December 31, 2013
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocaetd	Total
Allowance for loan losses:
Beginning balance	$77	368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	(15)	(75)	-	-	-	(69)	-	-	(159)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	131	16	(20)	33	51	1	31	240
Ending balance	$59	$424	$36	$199	$96	$50	$2	$75	$941

Ending balance evaluated for impairment:
Individually	$-	$-	$-	$21	$-	$-	$-	$-	$21

Collectively	$59	$424	$36	$178	$96	$50	$2	$75	$920

Loans receivable:
Ending balance	$8,900	$43,489	$6,023	$27,743	$16,038	$5,682	$233	$-	$108,108

Ending balance evaluated
for impairment:
Individually	$456	$1,102	$-	$674	$-	$125	$-	$-	$2,357

Collectively	$8,444	$42,387	$6,023	$27,069	$16,038	$5,557	$233	$-	$105,751

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
One-to-four family residential owner occupied	$303	$303
One-to-four family residential non-owner occupied	82	378
Multi-family residential	-	-
Commercial real estate and lines of credit	487	474
Construction	-	-
Home equity	-	30
Consumer non-real estate	-	-
	$872	$1,185

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.9 million at both March 31, 2014 and December 31, 2013.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2014 and 2013, approximately $0 and $12,000 of interest income was recognized on non-accrual loans, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms, was approximately $11,000 and $20,000 for the three months ended March 31, 2014 and 2013, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$905	$557	$1,462	$7,485	$8,947	$254
One-to-four family residential non-owner occupied	705	493	1,198	43,124	44,322	411
Multi-family residential	75	-	75	7,946	8,021	-
Commercial real estate and lines of credit	217	788	1,005	28,874	29,879	301
Construction	-	-	-	17,067	17,067	-
Home equity	137	25	162	5,447	5,609	25
Consumer non-real estate	-	-	-	332	332	-
	$2,039	$1,863	$3,902	$110,275	$114,177	$991

	December 31, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,916	$559	$2,475	$6,425	$8,900	$256
One-to-four family residential non-owner occupied	884	575	1,459	42,030	43,489	197
Multi-family residential	-	75	75	5,948	6,023	75
Commercial real estate and lines of credit	322	674	996	26,747	27,743	200
Construction	334	-	334	15,704	16,038	-
Home equity	168	30	198	5,484	5,682	-
Consumer non-real estate	-	-	-	233	233	-
	$3,624	$1,913	$5,537	$102,571	$108,108	$728

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2014	December 31, 2013
Passbook savings accounts	$2,791	$2,655
Statement savings accounts	5,940	5,496
eSavings accounts	15,036	14,938
Certificates of deposit	83,752	80,235
Total deposits	$107,519	$103,324

Note 8 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
Maturity Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
1 to12 months	$7,500	0.27%	$5,500	0.25%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months March 31, 2014 and 2013 the Company recognized $34,000 and $26,000 of ESOP expense, respectively.

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

As of March 31, 2014, a total of 26,500 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of March 31, 2014 and 2013 and changes during the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014		March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	26,500	$16.11	8,894	$9.05
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	26,500	$16,11	8,894	$9.05

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2014 and 2013, the Company recognized approximately $22,000 and $19,000 of compensation expense, respectively. A tax benefit of approximately $7,000 and $6,000 was recognized during each of these periods.  As of March 31, 2014, approximately $351,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

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

Stock Option Plan (Continued)

Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.

As of March 31, 2014, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of March 31, 2014 and 2013 and changes during the three months ended March 31, 2014 and 2013 is as follows:

	2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	184,570	$12.59	6.5	107,570	$10.00
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	6.2	107,570	$10.00
Exercisable at the end of the period	106,665	$10.00	4.1	85,332	$10.00

During each of the three months ended March 31, 2014 and 2013, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000 and $2,000 was recognized during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, approximately $187,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Investment Securities Available-For-Sale: The fair value of securities available for sale (carried at fair value) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Impaired Loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans less estimated costs to sell. Collateral is primarily in the form of real estate. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2014 (in thousands):

	March 31, 2014
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,170	$1,170	$-	$-
Limited-term bond fund	523	523	-	-
Total investment securities available for sale	$1,693	$1,693	$-	$-
Total recurring fair value measurements	$1,693	$1,693	$-	$-

Nonrecurring fair value measurements
Impaired loans	$2,107	$-	$-	$2,107
Other real estate owned	408	-	-	408
Total nonrecurring fair value measurements	$2,515	$-	$-	$2,515

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2013 (in thousands):

	December 31, 2013
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,159	$1,159	$-	$-
Limited-term bond fund	521	521	-	-
Total investment securities available for sale	$1,680	$1,680	$-	$-
Total recurring fair value measurements	$1,680	$1,680	$-	$-

Nonrecurring fair value measurements
Impaired loans	$2,336	$-	$-	$2,336
Other real estate owned	574	-	-	574
Total nonrecurring fair value measurements	$2,910	$-	$-	$2,910

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,107	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-9%	(8%)

Other real estate owned	$408	Appraisal of collateral (1)	Appraisal adjustments (2)	5%-33%	(12%)

	December 31, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,336	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-9%	(8%)

Other real estate owned	$574	Appraisal of collateral (1)	Appraisal adjustments (2)	5%-33%	(13%)
_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements at
			March 31, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$3,611	$3,611	$3,611	$-	$-
Investment in interest-earning time deposits	7,666	7,810	-	7,810	-
Investment securities available for sale	1,693	1,693	1,693	-	-
Loans held for sale	2,907	3,036	-	3,036	-
Loans receivable, net	112,803	115,073	-	-	115,073
Accrued interest receivable	743	743	743	-	-
Investment in FHLB stock	501	501	-	501	-

Financial Liabilities
Deposits	107,519	109,396	23,767	-	85,629
FHLB advances, short-term	7,500	7,500	-	7,500	-
Accrued interest payable	87	87	87	-	-

			Fair Value Measurements at
			December 31, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$6,184	$6,184	$6,184	$-	$-
Investment in interest-earning time deposits	7,633	7,747	-	7,747	-
Investment securities available for sale	1,680	1,680	1,680	-	-
Loans held for sale	1,098	1,147	-	1,147	-
Loans receivable, net	106,887	108,356	-	-	108,356
Accrued interest receivable	735	735	735	-	-
Investment in FHLB stock	421	421	-	421	-

Financial Liabilities
Deposits	103,324	105,254	23,089	-	82,165
FHLB advances, short-term	5,500	5,500	-	5,500	-
Accrued interest payable	77	77	77	-	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on the Company’s consolidated balance sheets:

Cash and Cash Equivalents.  The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

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

At March 31, 2014 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General. The Company’s total assets at March 31, 2014 were $132.8 million, an increase of $5.4 million, or 4.2%, from $127.4 million at December 31, 2013.  This growth in total assets was primarily due to increases in loans receivable, net, of $5.9 million and loans held for sale of $1.8 million, partially offset by a decrease in cash and cash equivalents of $2.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.6 million, or 41.6%, from $6.2 million at December 31, 2013 to $3.6 million at March 31, 2014 as excess liquidity was used to fund loan growth.

Loans Held for Sale.  Loans held for sale increased $1.8 million to $2.9 million at March 31, 2014 from $1.1 million at December 31, 2013 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $8.2 million of one-to-four family residential loans during the period ending March  31, 2014 and sold $6.4 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $5.9 million, or 5.5%, to $112.8 million at March 31, 2014 from $106.9 million December 31, 2013.  This increase was funded primarily from deposits and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $2.1 million, or 8.2%, multi-family residential loans which increased $2.0 million, or 33.2%, construction loans which increased $1.0 million, or 6.4%, and one-to-four family residential non-owner occupied loans which increased $833,000, or 1.9%.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $408,000 at March 31, 2014, consisting of four properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the quarter ended March 31, 2014, the Company made $10,000 of capital improvements to the properties, and sold two properties totaling $176,000.

Deposits. Total interest-bearing deposits increased $4.2 million, or 4.1%, to $107.5 million at March 31, 2014 from $103.3 million at December 31, 2013. This increase in deposits was primarily attributable to increases of $3.5 million in certificates of deposit and $444,000 in statement savings accounts. The increases in certificates of deposit and statement savings accounts were primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances increased $2.0 million, or 36.4%, to $7.5 million at March 31, 2014 from $5.5 million at December 31, 2013.  During the quarter ended March 31, 2014, the Company made no repayments and borrowed $2.0 million in overnight funding to fund loan demand.

Stockholders’ Equity.  Total stockholders’ equity decreased $399,000 to $16.6 million at March 31, 2014 from $17.0 million at December 31, 2013. Contributing to the decrease was the purchase of 37,700 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $631,000, and dividends paid of $46,000.  These decreases were partially offset by increases in net income for the quarter ended March 31, 2014 of $200,000, amortization of stock awards and options under our stock compensation plans of $33,000, and common stock earned by participants in the employee stock ownership plan of $45,000.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net income amounted to $200,000 for the three months ended March 31, 2014, an increase of $60,000, or 42.9%, compared to net income of $140,000 for three months ended March 31, 2013.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $311,000, partially offset by increases in non-interest expense of $117,000, the provision for income taxes of $50,000, and the provision for loan losses of $48,000, and a decrease in non-interest income of $36,000.

 Net Interest Income.  Net interest income increased $311,000, or 29.4%, to $1.4 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013.  The increase was driven by a $265,000, or 17.7%, increase in interest income and a $46,000, or 10.6%, decrease in interest expense.

Interest Income.  Interest income increased $265,000, or 17.7%, to $1.8 million for the three months ended March 31, 2014 from $1.5 million for the three months ended March 31, 2013.  The increase in interest income was primarily due to an $18.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $92.0 million for the three months ended March 31, 2013 to an average balance of $110.8 million for the three months ended March 31, 2014, which had the effect of increasing interest income $292,000.  Offsetting this increase was a $10.5 million decrease in average short-term investments and investment securities available for sale, which decreased from an average balance of $23.0 million for the three months ended March 31, 2013 to an average balance of $12.5 million for the three months ended March 31, 2014, which had the effect of decreasing interest income $30,000.

Interest Expense.  Interest expense decreased $46,000, or 10.6%, to $389,000 for the three months ended March 31, 2014 from $435,000 for the three months ended March 31, 2013.  The decrease in interest expense was primarily attributable to a 30 basis point decrease in the overall cost of interest-bearing liabilities from 1.70% for the three months ended March 31, 2013 to 1.40% for the same period in 2014, which had the effect of decreasing interest expense by $106,000.  This decrease was offset by an increase of $4.8 million in average total deposits which increased from $100.2 million for the three months ended March 31, 2013 to an average balance of $105.0 million for the three months ended March 31, 2014, which had the effect of increasing interest expense $16,000.  Also offsetting this decrease  was a $4.2 million increase in average total FHLB borrowings which increased from $2.0 million for the three months ended March 31, 2013 to an average balance of $6.2 million for the three months ended March 31, 2014, which had the effect of increasing interest expense $44,000.  The overall decrease in rates was consistent with the decrease in market interest rates from March 2013 to March 2014.  The increase in average total deposit accounts on a comparative quarterly basis was due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits while the increase in the average FHLB advances was attributable to funding loan demand.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,466	$41	1.32%	$22,975	$64	1.11%
Loans receivable, net (1) (2)	110,758	1,718	6.20	91,991	1,430	6.22
Total interest-earning assets	123,224	1,759	5.71%	114,966	1,494	5.20%
Non-interest-earning assets	6,234			5,083
Total assets	$129,458			120,049
Interest-bearing liabilities:
Passbook accounts	$2,743	1	0.15%	$2,853	2	0.28%
Statement savings accounts	5,802	5	0.34	5,720	6	0.42
eSavings accounts	14,979	27	0.72	12,021	26	0.87
Certificate of deposit accounts	81,521	353	1.73	79,608	380	1.91
Total deposits	105,045	386	1.47	100,202	414	1.65
FHLB advances	6,233	3	0.19	2,000	21	4.20
Total interest-bearing liabilities	111,278	389	1.40%	102,202	435	1.70%
Non-interest-bearing liabilities	1,392			1,056
Total liabilities	112,670			103,258
Stockholders’ Equity	16,788			16,791
Total liabilities and Stockholders’ Equity	$129,458			$120,049
Net interest-earning assets	$11,946			$12,764
Net interest income; average interest rate spread		$1,370	4.31%		$1,059	3.50%
Net interest margin (3)			4.45%			3.69%
Average interest-earning assets to average interest-bearing liabilities			110.74%			112.49%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $48,000, or 92.3%, from $52,000 for the three months ended March 31, 2013 to $100,000 for the three months ended March  31, 2014, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2014.

Non-performing loans amounted to $1.9 million, or 1.65% of net loans receivable at March 31, 2014, consisting of sixteen loans, six of which are on non-accrual status and ten of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.79% of net loans receivable at December 31, 2013, consisting of seventeen loans, ten of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2014 include six one-to-four family non-owner occupied residential loans, six commercial real estate loans, three one-to-four family owner-occupied residential loans, and one home equity loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2014, two loans were placed on non-accrual status resulting in the reversal of approximately $18,000 of previously accrued interest income, five loans that were on non-accrual were returned to accrual status, and one loan that was on non-accrual was paid-off.  At March 31, 2014, the Company had thirteen loans totaling $1.1 million that were identified as troubled debt restructurings. Ten of these loans totaling $867,000 were performing in accordance with their modified terms, two loans in the amount of $156,000 were 31 days delinquent, and one loan in the amount $113,000 was on non-accrual.  The allowance for loan losses as a percent of total loans receivable was 0.91% at March 31, 2014 and 0.87% at December 31, 2013.

Other real estate owned (OREO) amounted to $408,000 at March 31, 2014, consisting of four properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the quarter ended March 31, 2014, the Company made $10,000 of capital improvements to the properties, sold two properties totaling $176,000, and realized an aggregate loss of $23,000 on the sales. Non-performing assets amounted to $2.3 million, or 1.71% of total assets at March 31, 2014 compared to $2.5 million, or 1.95% of total assets at December 31, 2013.

Non-Interest Income.  Non-interest income decreased $36,000 or 10.4%, for the three months ended March 31, 2014 over the comparable period in 2013 due primarily to a $72,000 decrease in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, a $23,000 loss on the sales of other real estate owned, and a $4,000 decrease in other income.  These decreases were partially offset by a $47,000 increase in the net gain on the sales of loans held for sale and a $16,000 increase in other fees and service charges.

Non-Interest Expense. Non-interest expense increased $117,000, or 10.4%, from $1.1 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014.  Salaries and employee benefits expense accounted for $115,000 of the change as this expense increased 16.3%, from $705,000 for the three months ended March 31, 2013 to $820,000 for the three months ended March 31, 2014 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations, and an increase in stock compensation expense.  Also contributing to the period over period increase was a $26,000, or 24.1%, increase in occupancy and equipment expense and a $7,000, or 7.7%, increase in other expense.  The increase in occupancy and equipment expense was primarily attributable to computer system upgrades.  These increases were partially offset by a $22,000, or 22.0%, decrease in professional fees, a $6,000, or 10.2%, decrease in directors’ fees and expenses, a $2,000, or 6.7%,  decrease in FDIC insurance assessment, and a $1,000, or 11.1%, decrease in other real estate owned expenses. The decrease in professional fees was primarily due to a decline in legal fees related to loan collections.

Provision for Income Tax.  The provision for income tax increased $50,000, or 58.1%,  from $86,000 for the three months ended March 31, 2013 to $136,000 for the three months ended March 31, 2014 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 40.5% for the 2014 period compared to 38.1% for the comparable period in 2013.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March  31, 2014, the Company's cash and cash equivalents amounted to $3.6 million.  At such date, the Company also had $2.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March  31, 2014, Quaint Oak Bank had outstanding commitments to originate loans of $4.8 million and commitments under unused lines of credit of $14.9 million.

At March 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $26.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March  31, 2014, we had $7.5 million of advances from the Federal Home Loan Bank of Pittsburgh and had $51.0 million in borrowing capacity.  In addition, as of March 31, 2014 Quaint Oak Bank had $1.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2014.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at March 31, 2014.

Our stockholders’ equity amounted to $16.6 million at March 31, 2014, a decrease of $399,000, or 2.3% from $17.0 million at December 31, 2013. Contributing to the decrease was the purchase of 37,700 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $631,000, and dividends paid of $46,000.  These decreases were partially offset by increases in net income for the quarter ended March 31, 2014 of $200,000, amortization of stock awards and options under our stock compensation plans of $33,000, and common stock earned by participants in the employee stock ownership plan of $45,000.  For further discussion of the stock compensation plans, see Note 9 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At March 31, 2014, Quaint Oak Bank exceeded each of its capital requirements with ratios of 12.19%, 17.18% and 18.33%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2014, we had unfunded commitments under lines of credit of $14.9 million and $4.8 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 – January 31, 2014	16,200	$16.28	16,200	11,148
February 1, 2014 – February 28, 2014	14,000	17.06	11,148	34,716
March 1, 2014 – March 31, 2014	7,500	17.15	7,500	27,216
Total	37,700	$16.75	34,848	27,216

Notes to this table:

(1)
On September 10, 2010, the Company announced by press release its third repurchase program to repurchase up to 69,431 shares, or approximately 6.2% of the Company's then current outstanding shares of common stock.  The Company commenced this third stock repurchase program upon the completion of its prior repurchase program on December 3, 2010. The third repurchase plan was completed February 19, 2014.  On  February  21,  2014,  the  Board  of  Directors  of  the Company approved its fourth share repurchase program which provides for the repurchase of up to 34,716 shares, or approximately 2.5% of the Company’s issued and outstanding shares of common stock, and announced the fourth repurchase program on Form 8-K filed on February 26, 2014.  The repurchase program does not have an expiration date.

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

Date: May 13, 2014	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 13, 2014	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer