Form 10-Q
period 2014-06-30
QUAINT OAK BANCORP INC
filed 2014-08-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 11, 2014, 912,780 shares of the Registrant’s common stock were issued and outstanding.

 ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2014	2013
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,195	$4,989
Due from banks, interest-bearing	892	1,195
Cash and cash equivalents	3,087	6,184
Investment in interest-earning time deposits	7,411	7,633
Investment securities available for sale	1,711	1,680
Loans held for sale	3,855	1,098
Loans receivable, net of allowance for loan losses (2014 $1,166; 2013 $941)	116,790	106,887
Accrued interest receivable	804	735
Investment in Federal Home Loan Bank stock, at cost	615	421
Bank-owned life insurance	3,504	-
Premises and equipment, net	1,604	1,637
Other real estate owned, net	239	574
Prepaid expenses and other assets	1,024	578

Total Assets	$140,644	$127,427

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$112,597	$103,324
Federal Home Loan Bank advances	9,500	5,500
Accrued interest payable	97	77
Advances from borrowers for taxes and insurance	1,181	1,224
Accrued expenses and other liabilities	353	316
Total Liabilities	123,728	110,441

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized;
1,388,625 issued; 912,362 and 947,849 outstanding at June 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	13,706	13,665
Treasury stock, at cost: 2014 476,263 shares; 2013 440,776 shares	(4,891)	(4,279)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(489)	(536)
Recognition & Retention Plan Trust (RRP)	(93)	(120)
Accumulated other comprehensive loss	(15)	(18)
Retained earnings	8,684	8,260
Total Stockholders' Equity	16,916	16,986

Total Liabilities and Stockholders’ Equity	$140,644	$127,427

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2043
Interest Income	(In thousands, except for share data)
Interest on loans	$1,732	$1,485	$3,450	$2,915
Interest and dividends on short-term investments and investment securities	46	67	87	131
Total Interest Income	1,778	1,552	3,537	3,046

Interest Expense
Interest on deposits	405	421	791	835
Interest on Federal Home Loan Bank advances	5	14	8	35
Total Interest Expense	410	435	799	870

Net Interest Income	1,368	1,117	2,738	2,176

Provision for Loan Losses	126	55	226	107

Net Interest Income after Provision for Loan Losses	1,242	1,062	2,512	2,069

Non-Interest Income
Mortgage banking and title abstract fees	88	105	160	249
Other fees and services charges	9	15	33	23
Income from bank-owned life insurance	4	-	4	-
Net gain on sales of loans	444	282	678	469
Gain on sale of SBA loan	16	-	16	-
Loss on sale of other real estate owned	(15)	(10)	(38)	(10)
Other	11	7	15	15
Total Non-Interest Income	557	399	868	746

Non-Interest Expense
Salaries and employee benefits	821	749	1,641	1,454
Directors' fees and expenses	53	56	106	115
Occupancy and equipment	135	126	269	234
Professional fees	107	107	185	207
FDIC deposit insurance assessment	26	5	54	35
Other real estate owned expense	9	20	17	29
Advertising	26	12	52	38
Other	99	113	197	204
Total Non-Interest Expense	1,276	1,188	2,521	2,316

Income before Income Taxes	523	273	859	499

Income Taxes	198	100	334	186

Net Income	$325	$173	$525	$313

Earnings per share - basic	$0.38	$0.20	$0.62	$0.35
Average shares outstanding - basic	845,612	886,437	851,753	889,534
Earnings per share - diluted	$0.36	$0.19	$0.58	$0.34
Average shares outstanding - diluted	896,142	926,817	897,961	925,486

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(In thousands)
Net Income	$325	$173	$525	$313

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	5	(64)	5	(41)
Income tax effect	(2)	21	(2)	14

Other comprehensive income (loss)	3	(43)	3	(27)

Total Comprehensive Income	$328	$130	$528	$286

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2014

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
				(In thousands, except share data)
BALANCE – December 31, 2013	947,849	$14	$13,665	$(4,279)	$(656)	$(18)	$8,260	$16,986
Common stock allocated by ESOP			29		48			77

Treasury stock purchased	(38,225)			(640)				(640)

Issuance of Treasury Stock Under Stock Incentive Plan	2,738		(28)	28				-

Stock based compensation expense			66					66

Release of 2,777 vested RRP shares			(26)		26			-

Cash dividends declared ($0.11 per share)							(101)	(101)

Net income							525	525

Other comprehensive income						3		3
BALANCE –June 30, 2014	912,362	$14	$13,706	$(4,891)	$(582)	$(15)	$8,684	$16,916

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities	(In Thousands)
Net income	$525	$313
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	226	107
Depreciation expense	82	64
Net accretion of securities discounts	-	(2)
Amortization of deferred loan fees and costs, net	120	63
Stock-based compensation expense	115	145
Gain on the sale of loans held for sale	(678)	(469)
Gain on the sale of SBA loan	(16)	-
Increase in the cash surrender value of bank-owned life insurance	(4)	-
Net loss on sale of other real estate owned	38	10
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(22,856)	(26,097)
Loans held for sale-proceeds	20,777	28,288
Accrued interest receivable	(69)	(21)
Prepaid expenses and other assets	(448)	114
Accrued interest payable	20	(6)
Accrued expenses and other liabilities	37	(172)
Net Cash (Used in) Provided by Operating Activities	(2,131)	2,337
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	222	212
Purchase of investment securities available for sale	(26)	(24)
Proceeds from calls of investment securities available for sale	-	500
Net increase in loans receivable	(10,344)	(8,344)
Net (increase) decrease in investment in Federal Home Loan Bank stock	(194)	177
Purchase of bank-owned life insurance	(3,500)	-
Proceeds from the sale of other real estate owned	428	45
Capitalized expenditures on other real estate owned	(20)	(41)
Purchase of premises and equipment	(49)	(126)
Net Cash Used in Investing Activities	(13,483)	(7,601)
Cash Flows from Financing Activities
Net increase in deposits	9,273	7,510
Proceeds from Federal Home Loan Bank advances	4,000	-
Repayment of Federal Home Loan Bank advances	-	(1,000)
Dividends paid	(101)	(88)
Purchase of treasury stock	(612)	(281)
Decrease in advances from borrowers for taxes and insurance	(43)	-
Net Cash Provided by Financing Activities	12,517	6,141
Net (Decrease) Increase in Cash and Cash Equivalents	(3,097)	877
Cash and Cash Equivalents – Beginning of Year	6,184	12,400
Cash and Cash Equivalents – End of Year	$3,087	$13,277

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$779	$876
Cash payments for income taxes	$596	$130
Transfer of loans to other real estated owned	$111	$31

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly-owned subsidiaries.  At June 30, 2014, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2013 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2013 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  The consumer loan segment consists of the following classes: home equity loans and consumer non-real estate loans.  Included in the home equity class are home equity loans and home equity lines of credit.  Included in the consumer non-real estate loans are loans secured by saving accounts, equipment and auto loans.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three and six months ended June 30, 2014 and 2013.

Bank Owned Life Insurance (BOLl).  The Company purchases bank owned life insurance as a mechanism for funding various employee  benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements  of income.

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

At June 30, 2014, the Company has three share-based plans: the 2008 Recognition and Retention Plan (“RRP”), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 9.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation.  For the three months ended June 30, 2014, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.  For the six months ended June 30, 2014, unvested restricted stock program awards representing shares of 9,160 were not included in the computation of diluted earnings per share, because to do so would have been antidilutive.  Unvested restricted stock program awards and outstanding stock options representing shares of 83,757 for the three months ended June 30, 2013, and shares of 91,633 for the six months ended June 30, 2013, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$325,000	$173,000	$525,000	$313,000

Weighted average shares outstanding – basic	845,612	886,437	851,753	889,534
Effect of dilutive common stock equivalents	50,530	40,380	46,208	35,952
Adjusted weighted average shares outstanding – diluted	896,142	926,817	897,961	925,486

Basic earnings per share	$0.38	$0.20	$0.62	$0.35
Diluted earnings per share	$0.36	$0.19	$0.58	$0.34

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months and the six months ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$(18)	$76	$(18)	$60
Other comprehensive income (loss) before classifications	3	(43)	3	(27)
Amount reclassified from accumulated other comprehensive loss	-	-	-	-
Total other comprehensive income (loss)	3	(43)	3	(27)
Balance at the end of the period	$(15)	$33	$(15)	$33

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2014 and December 31, 2013, by contractual maturity, are shown below:

	June 30, 2014	December 31, 2013
	(In Thousands)
Due in one year or less	$3,085	$3,042
Due after one year through five years	4,326	4,591
	$7,411	$7,633

Note 5 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at June 30, 2014 and December 31, 2013 are summarized below (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,192	-	$(8)	$1,184
Limited-term bond fund	542	-	(15)	527
	$1,734	$-	$(23)	$1,711

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,170	$-	$(11)	$1,159
Limited-term bond fund	538	-	(17)	521
	$1,708	$-	$(28)	$1,680

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$-	$-	$1,184	$(8)	$1,184	$(8)
Limited-term bond fund	1	-	-	527	(15)	527	(15)
Total	2	$-	$-	$1,711	$(23)	$1,711	$(23)

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

At June 30, 2014, there were two bond funds in an unrealized loss position that at such date had an aggregate depreciation of 1.33% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2014 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three and six months ended June 30, 2014 or 2013.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$8,586	$8,900
Non-owner occupied	47,059	43,489
Total one-to-four family residential	55,645	52,389

Multi-family (five or more) residential	8,103	6,023
Commercial real estate	30,548	25,863
Commercial lines of credit	1,645	1,880
Construction	16,217	16,038
Home equity loans	5,832	5,682
Total real estate loans	117,990	107,875

Auto and equipment loans	323	218
Loans secured by deposits	11	15
Total Loans	118,324	108,108

Deferred loan fees and costs	(368)	(280)
Allowance for loan losses	(1,166)	(941)

Net Loans	$116,790	$106,887

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,217	$164	$902	$303	$8,586
One-to-four family residential non-owner occupied	45,642	350	1,067	-	47,059
Multi-family residential	8,103	-	-	-	8,103
Commercial real estate and lines of credit	31,394	102	566	131	32,193
Construction	16,217	-	-	-	16,217
Home equity	5,635	104	93	-	5,832
Consumer non-real estate	334	-	-	-	334
	$114,542	$720	$2,628	$434	$118,324

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,308	$1,136	$153	$303	$8,900
One-to-four family residential non-owner occupied	41,586	800	1,103	-	43,489
Multi-family residential	5,948	75	-	-	6,023
Commercial real estate and lines of credit	26,673	397	673	-	27,743
Construction	16,038	-	-	-	16,038
Home equity	5,391	166	125	-	5,682
Consumer non-real estate	233	-	-	-	233
	$103,177	$2,574	$2,054	$303	$108,108

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013 (in thousands):
	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$1,205	$1,205	$-	$1,206	$27
One-to-four family residential non-owner occupied	836	836	-	842	21
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	234	234	-	253	-
Construction	-	-	-	-	-
Home equity	93	93	-	94	4
Consumer non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	231	231	30	232	5
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	463	463	134	461	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$1,205	$1,205	$-	$1,206	$27
One-to-four family residential non-owner occupied	1,067	1,067	30	1,074	26
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	697	697	134	714	5
Construction	-	-	-	-
Home equity	93	93	-	94	4
Consumer non-real estate	-	-	-	-	-

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At June 30, 2014, the Company had twelve loans totaling $1.0 million that were identified as troubled debt restructurings.  Eleven of these loans totaling $918,000 were performing in accordance with their modified terms and one loan in the amount of $102,000 was 61 days delinquent.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  The following tables present the Company’s TDR loans as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	June 30, 2014
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	1	$62	$-	$62	$-
One-to-four family residential non-owner occupied	7	732	-	732	14
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	93	-	93	-
Consumer non-real estate	-	-	-	-	-
Total	12	$1,020	$-	$1,020	$21

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2013
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	2	$153	$-	$153	$-
One-to-four family residential non-owner occupied	7	733	151	582	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	113	113	-	-
Construction	-	-	-	-	-
Home equity	3	95	-	95	-
Consumer non-real estate	-	-	-	-	-
Total	13	$1,094	$264	$830	$-

The contractual aging of the TDRs in the table above as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

June 30, 2014
Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$62	$-	$-	$-	$62
One-to-four family residential non-owner occupied	630	102	-	-	732
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	93	-	-	-	93
Consumer non-real estate	-	-	-	-	-
Total	$918	$102	$-	$-	$1,020

June 30, 2013
Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$153	$-	$-	$-	$153
One-to-four family residential non-owner occupied	485	97	-	151	733
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	113	113
Construction	-	-	-	-	-
Home equity	95	-	-	-	95
Consumer non-real estate	-	-	-	-	-
Total	$733	$97	$-	$264	$1,094

During the three months ended June 30, 2014 one property that had been collateral on a TDR that was on non-accrual was transferred to other real estate owned.  During the six months ended June 30, 2014 one new TDR was identified in the amount of $133,000 and one loan in the amount of $90,000 previously identified as a TDR was removed from TDR status as the borrower is current and making regular payments since February 2013.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2014 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  As of June 30, 2014, one TDR in the amount of $111,000 defaulted within one year of modification.  As of June 30, 2013, the Company did not have any troubled debt restructurings that had defaulted within one year of modification.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2014 and recorded investment in loans receivable as of June 30, 2014 (in thousands):

				June 30, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
For the Three Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$61	$450	$48	$303	$102	$54	$3	$20	$1,041
Charge-offs	-	-	-	(1)	-	-	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	41	1	38	(5)	1	-	55	126
Ending balance	$56	$491	$49	$340	$97	$55	$3	$75	$1,166

For the Six Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	-	-	-	(1)	-	-	-	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	67	13	142	1	5	1	-	226
Ending balance	$56	$491	$49	$340	$97	$55	$3	$75	$1,166

Ending balance evaluated
for impairment:
Individually	$-	$30	$-	$134	$-	$-	$-	$-	$164
Collectively	$56	$461	$49	$206	$97	$55	$3	$75	$1,002

Loans receivable:
Ending balance	$8,586	$47,059	$8,103	$32,193	$16,217	$5,832	$334	$-	$118,324

Ending balance evaluated
for impairment:
Individually	$1,205	$1,067	$-	$697	$-	$93	$-	$-	$3,062
Collectively	$7,381	$45,992	$8,103	$31,496	$16,217	$5,739	$334	$-	$115,262

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2013 (in thousands):

June 30, 2013
1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
For the Three Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$72	$432	$25	$173	$75	$89	$1	$45	$912
Charge-offs	-	(15)	-	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	3	(2)	4	20	21	-	14	55
Ending balance	$67	$420	$23	$177	$95	$110	$1	$59	$952

For the Six Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$77	$368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	-	(15)	-	-	-	-	-	-	(15)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(10)	67	3	(42)	32	42	-	15	107
Ending balance	$67	$420	$23	$177	$95	$110	$1	$59	$952

Ending balance evaluated
for impairment:
Individually	$-	$61	$-	$25	$-	$73	$-	$-	$159
Collectively	$67	$359	$23	$152	$95	$37	$1	$59	$793

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2013 and recorded investment in loans receivable as of December 31, 2013 (in thousands):

December 31, 2013
1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Consumer Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$77	368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	(15)	(75)	-	-	-	(69)	-	-	(159)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	131	16	(20)	33	51	1	31	240
Ending balance	$59	$424	$36	$199	$96	$50	$2	$75	$941

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$21	$-	$-	$-	$-	$21
Collectively	$59	$424	$36	$178	$96	$50	$2	$75	$920

Loans receivable:
Ending balance	$8,900	$43,489	$6,023	$27,743	$16,038	$5,682	$233	$-	$108,108

Ending balance evaluated
for impairment:
Individually	$456	$1,102	$-	$674	$-	$125	$-	$-	$2,357
Collectively	$8,444	$42,387	$6,023	$27,069	$16,038	$5,557	$233	$-	$105,751

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
One-to-four family residential owner occupied	$303	$303
One-to-four family residential non-owner occupied	194	378
Multi-family residential	-	-
Commercial real estate and lines of credit	565	474
Construction	-	-
Home equity	-	30
Consumer non-real estate	-	-
	$1,062	$1,185

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.4 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended June 30, 2014 and 2013 there was no interest income recognized on non-accrual loans.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms, was approximately $17,000 and $29,000 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, approximately $0 and $4,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $28,000 and $48,000 for the six months ended June 30, 2014 and 2013, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$315	$1,143	$1,458	$7,128	$8,586	$840
One-to-four family residential non- owner occupied	893	684	1,577	45,482	47,059	490
Multi-family residential	74	-	74	8,029	8,103	-
Commercial real estate and lines of credit	1,302	565	1,867	30,326	32,193	-
Construction	175	-	175	16,042	16,217	-
Home equity	203	-	203	5,629	5,832	-
Consumer non-real estate	-	-	-	334	334	-
	$2,962	$2,392	$5,354	$112,970	$118,324	$1,330

	December 31, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,916	$559	$2,475	$6,425	$8,900	$256
One-to-four family residential non- owner occupied	884	575	1,459	42,030	43,489	197
Multi-family residential	-	75	75	5,948	6,023	75
Commercial real estate and lines of credit	322	674	996	26,747	27,743	200
Construction	334	-	334	15,704	16,038	-
Home equity	168	30	198	5,484	5,682	-
Consumer non-real estate	-	-	-	233	233	-
	$3,624	$1,913	$5,537	$102,571	$108,108	$728

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2014	December 31, 2013
Passbook savings accounts	$2,745	$2,655
Statement savings accounts	6,033	5,496
eSavings accounts	15,225	14,938
Certificates of deposit	88,594	80,235
Total deposits	$112,597	$103,324

Note 8 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
MaturityPeriod	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
1 to12 months	$9,500	0.30%	$5,500	0.25%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2014, the Company recognized $34,000 and $66,000 of ESOP expense, respectively.  During the three and six months June 30, 2013, the Company recognized $59,000 and $85,000 of ESOP expense, respectively.

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

As of June 30, 2014, a total of 20,983 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of June 30, 2014 and 2013 and changes during the six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014		June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	26,500	$16.11	8,894	$9.05
Granted	-	-	26,150	16.20
Vested	(5,517)	15.83	(8,544)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	20,983	$16,18	26,500	$16.11

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and six months ended June 30, 2014, approximately $21,000 and $43,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $15,000, respectively, was recognized during each of these periods.  During the three and six months ended June 30, 2013, approximately $19,000 and $39,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $6,000 and $13,000, respectively, was recognized during each of these periods.  As of June 30, 2014, approximately $329,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.8 years.

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

As of June 30, 2014, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of June 30, 2014 and 2013 and changes during the six months ended June 30, 2014 and 2013 is as follows:

	2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	184,570	$12.59	6.5	107,570	$10.00
Granted	-	-	-	77,000	16.20
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	6.0	184,570	$12.59
Exercisable at the end of the period	122,970	$10.78	3.9	106,665	$10.00

During the three and six months ended June 30, 2014, approximately $12,000 and $23,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $3,000 and $6,000, respectively, was recognized during each of these periods.  During the three and six months ended June 30, 2013, approximately $10,000 and $21,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $2,000 and $4,000, respectively, was recognized during each of these periods.  As of June 30, 2014, approximately $175,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.8 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2014 (in thousands):

	June 30, 2014
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,184	$1,184	$-	$-
Limited-term bond fund	527	527	-	-
Total investment securities available for sale	$1,711	$1,711	$-	$-
Total recurring fair value measurements	$1,711	$1,711	$-	$-

Nonrecurring fair value measurements
Impaired loans	$2,898	$-	$-	$2,898
Other real estate owned	239	-	-	239
Total nonrecurring fair value measurements	$3,137	$-	$-	$3,137

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,898	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-10% (8%)

Other real estate owned	$239	Appraisal of collateral (1)	Appraisal adjustments (2)	1%-33% (12%)

	December 31, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,336	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-9% (8%)

Other real estate owned	$574	Appraisal of collateral (1)	Appraisal adjustments (2)	5%-33% (13%)
_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements at
			June 30, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$3,087	$3,087	$3,087	$-	$-
Investment in interest-earning time deposits	7,411	7,547	-	7,547	-
Investment securities available for sale	1,711	1,711	1,711	-	-
Loans held for sale	3,855	4,043	-	4,043	-
Loans receivable, net	116,790	117,914	-	-	117,914
Accrued interest receivable	804	804	804	-	-
Investment in FHLB stock	615	615	615	-	-
Bank-owned life insurance	3,504	3,504	3,504	-	-

Financial Liabilities
Deposits	112,597	114,455	24,003	-	90,452
FHLB advances, short-term	9,500	9,500	9,500	-	-
Accrued interest payable	97	97	97	-	-

			Fair Value Measurements at
			December 31, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$6,184	$6,184	$6,184	$-	$-
Investment in interest-earning time deposits	7,633	7,747	-	7,747	-
Investment securities available for sale	1,680	1,680	1,680	-	-
Loans held for sale	1,098	1,147	-	1,147	-
Loans receivable, net	106,887	108,356	-	-	108,356
Accrued interest receivable	735	735	735	-	-
Investment in FHLB stock	421	421	421	-	-

Financial Liabilities
Deposits	103,324	105,254	23,089	-	82,165
FHLB advances, short-term	5,500	5,500	5,500	-	-
Accrued interest payable	77	77	77	-	-

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

Bank-Owned Life Insurance.  The carrying amount of the investment in Bank-Owned Life Insurance approximates its cash surrender value under the insurance policies.

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

At June 30, 2014 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General. The Company’s total assets at June 30, 2014 were $140.6 million, an increase of $13.2 million, or 10.4%, from $127.4 million at December 31, 2013.  This growth in total assets was primarily due to increases in loans receivable, net of $9.9 million, loans held for sale of $2.8 million, and a $3.5 million investment in bank-owned life insurance, partially offset by a decrease in cash and cash equivalents of $3.1 million and a decrease of $335,000 in other real estate owned, net.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.1 million, or 50.1%, from $6.2 million at December 31, 2013 to $3.1 million at June 30, 2014 as excess liquidity was used to fund loan growth.

Loans Held for Sale.  Loans held for sale increased $2.8 million to $3.9 million at June 30, 2014 from $1.1 million at December 31, 2013 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $22.9 million of one-to-four family residential loans during the period ending June 30, 2014 and sold $20.1 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $9.9 million, or 9.3%, to $116.8 million at June 30, 2014 from $106.9 million at December 31, 2013.  This increase was funded primarily from deposits, Federal Home Loan Bank advances, and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $4.7 million, or 18.1%, one-to-four family residential non-owner occupied loans which increased $3.6 million, or 8.2%, and multi-family residential loans which increased $2.1 million, or 34.5%.  Offsetting these increases was a $314,000, or 3.5% decrease in one-to-four family residential owner occupied loans and a $235,000, or 12.5% decrease in commercial lines of credit.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Bank-Owned Life Insurance.  In the second quarter of 2014 the Company purchased $3.5 million in bank-owned life insurance (BOLI) as a mechanism for funding various employee benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $239,000 at June 30, 2014, consisting of three properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the six months ended June 30, 2014, the Company transferred in one property in the amount of $111,000 to OREO, made $20,000 of capital improvements to the properties, and sold four properties totaling $466,000.

Deposits. Total interest-bearing deposits increased $9.3 million, or 9.0%, to $112.6 million at June 30, 2014 from $103.3 million at December 31, 2013. This increase in deposits was primarily attributable to increases of $8.4 million in certificates of deposit, $537,000 in statement savings accounts, and $287,000 in eSavings accounts.  The increases in certificates of deposit and statement savings accounts were primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances increased $4.0 million, or 72.7%, to $9.5 million at June 30, 2014 from $5.5 million at December 31, 2013.  During the six months ended June 30, 2014, the Company made no repayments and borrowed $4.0 million in overnight funding to fund loan demand.

Stockholders’ Equity.  Total stockholders’ equity decreased $70,000 to $16.9 million at June 30, 2014 from $17.0 million at December 31, 2013. Contributing to the decrease was the purchase of 38,225 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $640,000 and dividends paid of $101,000.  These decreases were partially offset by net income for the six months ended  June 30, 2014 of $525,000, common stock earned by participants in the employee stock ownership plan of $77,000, amortization of stock awards and options under our stock compensation plans of $66,000, and a decrease in accumulated other comprehensive loss of $3,000.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.  Net income amounted to $325,000 for the three months ended June 30, 2014, an increase of $152,000, or 87.9%, compared to net income of $173,000 for three months ended June 30, 2013.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $251,000 and an increase in non-interest income of $158,000, offset by increases in the provision for income taxes of $98,000, non-interest expense of $88,000, and the provision for loan losses of $71,000.

 Net Interest Income.  Net interest income increased $251,000, or 22.5%, to $1.4 million for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013 due primarily to a  $226,000, or 14.6% increase in interest income and a $25,000, or 5.7% decrease in interest expense.

Interest Income.  Interest income increased $226,000, or 14.6%, to $1.8 million for the three months ended June 30, 2014 from $1.6 million for the three months ended June 30, 2013.  The increase in interest income was primarily due to a $23.2 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $93.8 million for the three months ended June 30, 2013 to an average balance of $117.0 million for the three months ended June 30, 2014, which had the effect of increasing interest income $366,000.  Also contributing to the increase was a 51 basis point increase in the yield on short-term investments and investment securities available for sale from 1.00% for the three months ended June 30, 2013 to 1.51% for the three months ended June 30, 2014, which had the effect of increasing interest income by $15,000.  Offsetting these increases was a 41 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.33% for the three months ended June 30, 2013 to 5.92% for the three months ended June 30, 2014, which had the effect of decreasing interest income by $119,000, and a $14.5 million decrease in average short-term investments and investment securities available from an average balance of $26.7 million for the three months ended June 30, 2013 to an average balance of $12.2 million for the three months ended June 30, 2014, which had the effect of decreasing interest income $36,000.

    Interest Expense.  Interest expense decreased $25,000, or 5.7%, to $410,000 for the three months ended June 30, 2014 from $435,000 for the three months ended June 30, 2013.  The decrease in interest expense was primarily attributable to a 25 basis point decrease in the overall cost of interest-bearing liabilities from 1.64% for the three months ended June 30, 2013 to 1.39% for the same period in 2014, which had the effect of decreasing interest expense by $120,000.  This decrease was offset by an increase of $5.5 million in average total deposits which increased from $104.5 million for the three months ended June 30, 2013 to an average balance of $110.0 million for the three months ended June 30, 2014, which had the effect of increasing interest expense $20,000.  Also offsetting this decrease was a

$7.0 million increase in average total FHLB borrowings which increased from $1.2 million for the three months ended June 30, 2013 to an average balance of $8.2 million for the three months ended June 30, 2014, which had the effect of increasing interest expense $75,000.  The overall decrease in rates was consistent with the decrease in market interest rates from June 30, 2013 to June 30, 2014.  The increase in average total deposit accounts on a comparative quarterly basis was due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits while the increase in the average FHLB advances was attributable to funding loan demand.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,211	$46	1.51%	$26,731	$67	1.00%
Loans receivable, net (1)(2)(3)	116,965	1,732	5.92	93,838	1,485	6.33
Total interest-earning assets	129,176	1,778	5.51%	120,569	1,552	5.15%
Non-interest-earning assets	6,855			2,970
Total assets	$136,031			$23,539
Interest-bearing liabilities:
Passbook accounts	$2,774	1	0.14%	$2,829	1	0.14%
Statement savings accounts	5,845	5	0.34	5,718	5	0.35
eSavings accounts	15,381	28	0.73	13,503	25	0.74
Certificate of deposit accounts	85,971	371	1.73	82,492	390	1.89
Total deposits	109,971	405	1.47	104,542	421	1.61
FHLB advances	8,203	5	0.24	1,242	14	4.51
Total interest-bearing liabilities	118,175	410	1.39%	105,783	435	1.64%
Non-interest-bearing liabilities	1,125			930
Total liabilities	119,300			106,713
Stockholders’ Equity	16,731			16,826
Total liabilities and Stockholders’ Equity	$136,031			$123,539
Net interest-earning assets	$11,001			$14,786
Net interest income; average interest rate spread		$1,368	4.12%		$1,117	3.51%
Net interest margin (4)			4.24%			3.71%
Average interest-earning assets to average interest-bearing liabilities			109.31%			113.98%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Includes tax free municipal leases with an aggregate average balance of $207,000 and an average yield of 4.05%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased by $71,000, or 129.1%, from $55,000 for the three months ended June 30, 2013 to $126,000 for the three months ended June 30, 2014, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2014.

Non-performing loans amounted to $2.4 million, or 2.05% of net loans receivable at June 30, 2014, consisting of sixteen loans, seven of which are on non-accrual status and nine of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.79% of net loans receivable at December 31, 2013, consisting of seventeen loans, ten of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2014 include nine one-to-four family non-owner occupied residential loans, four commercial real estate loans, and three one-to-four family owner-occupied residential loans, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2014, two loans were placed on non-accrual status resulting in the reversal of approximately $21,000 of previously accrued interest income, and a property that had been collateral for one loan that was on non-accrual was transferred to other real estate owned.  At June 30, 2014, the Company had twelve loans totaling $1.0 million that were identified as troubled debt restructurings. Eleven of these loans totaling $918,000 were performing in accordance with their modified terms, and one loan in the amount of $102,000 was 61 days delinquent.  The allowance for loan losses as a percent of total loans receivable was 0.99% at June 30, 2014 and 0.87% at December 31, 2013.

Other real estate owned (OREO) amounted to $239,000 at June 30, 2014, consisting of three properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the quarter-ended on June 30, 2014, the Company made $10,000 of capital improvements to the properties, sold two properties totaling $290,000, and realized an aggregate loss of $15,000 on the sales. Also during the quarter ended June 30, 2014, a property that had been collateral for a loan in the amount of $111,000 previously on non-accrual, was transferred to OREO.  In conjunction with this transfer, $1,000 of the outstanding loan balance was charged-off though the allowance for loan losses.  Non-performing assets amounted to $2.6 million, or 1.87% of total assets at June 30, 2014 compared to $2.5 million, or 1.95% of total assets at December 31, 2013.

Non-Interest Income.  Non-interest income increased $158,000 or 39.6%, for the three months ended June 30, 2014 over the comparable period in 2013 due primarily to a $162,000 increase in net gains on the sales of residential mortgage loans, a $16,000 increase in the gain on the sale of SBA loans, a $4,000 increase in income from bank-owned life insurance, and a $4,000 increase in other income.  These increases were partially offset by a $17,000 decrease in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, a $6,000 decrease in other banking fees and service charges, and a $5,000 decrease in the loss on the sales of other real estate owned.

    Non-Interest Expense. Non-interest expense increased $88,000, or 7.4%, from $1.2 million for the three months ended June 30, 2013 to $1.3 million for the three months ended June 30, 2014.  Salaries and employee benefits expense accounted for $72,000 of the change as this expense increased 9.6%, from $749,000 for the three months ended June 30, 2013 to $821,000 for the three months ended June 30, 2014 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $21,000, or 420.0%, increase in FDIC insurance assessment, a $14,000 increase in advertising expense, and a $9,000 increase in occupancy and equipment expense.  The increase in FDIC deposit insurance assessment was primarily attributable to a refund of unused prepaid assessment credits during the quarter ended June 30, 2013.  These increases were partially offset by a $14,000, or 12.4%, decrease in other expense, an $11,000, or 55.0%, decrease in other real estate owned expense, and a $3,000, or 5.4%,  decrease in directors’ fees and expenses.

Provision for Income Tax.  The provision for income tax increased $98,000, or 98.0%,  from $100,000 for the three months ended June 30, 2013 to $198,000 for the three months ended June 30, 2014 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 37.9% for the 2014 period compared to 36.6% for the comparable period in 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net income amounted to $525,000 for the six months ended June 30, 2014, an increase of $212,000, or 67.7%, compared to net income of $313,000 for six months ended June 30, 2013.  The increase in net income was primarily the result of an increase in net interest income of $562,000 and an increase in non-interest income of $122,000, offset by increases in non-interest expense of $205,000, the provision for income taxes of $148,000, and the provision for loan losses of $119,000.

 Net Interest Income.  Net interest income increased $562,000, or 25.8%, to $2.7 million for the six months ended June 30, 2014 from $2.2 million for the six months ended June 30, 2013 due primarily to a $491,000, or 16.1% increase in interest income and a $71,000, or 8.2% decrease in interest expense.

Interest Income.  Interest income increased $491,000, or 16.1%, to $3.5 million for the six months ended June 30, 2014 from $3.0 million for the six months ended June 30, 2013.  The increase in interest income was primarily due to a $21.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $92.9 million for the six months ended June 30, 2013 to an average balance of $113.9 million for the six months ended June 30, 2014, which had the effect of increasing interest income $658,000.  Also contributing to the increase was a 40 basis point increase in the yield on short-term investments and investment securities available for sale from 1.01% for the six months ended June 30, 2013 to 1.41% for the six months ended June 30, 2014, which had the effect of increasing interest income by $24,000.  Offsetting these increases was a 21 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.27% for the six months ended June 30, 2013 to 6.06% for the six months ended June 30, 2014, which had the effect of decreasing interest income by $122,000, and a $13.6 million decrease in average short-term investments and investment securities available from an average balance of $25.9 million for the six months ended June 30, 2013 to an average balance of $12.3 million for the six months ended June 30, 2014, which had the effect of decreasing interest income $69,000.

Interest Expense.  Interest expense decreased $71,000, or 8.2%, to $799,000 for the six months ended June 30, 2014 from $870,000 for the six months ended June 30, 2013.  The decrease in interest expense was primarily attributable to a 28 basis point decrease in the overall cost of interest-bearing liabilities from 1.67% for the six months ended June 30, 2014 to 1.39% for the same period in 2014, which had the effect of decreasing interest expense by $226,000.  This decrease was offset by an increase of $5.1 million in average total deposits which increased from $102.4 million for the six months ended June 30, 2013 to an average balance of $107.5 million for the six months ended June 30, 2014, which had the effect of increasing interest expense $35,000.  Also offsetting this decrease was a $5.6 million increase in average total FHLB borrowings which increased from $1.6 million for the six months ended June 30, 2013 to an average balance of $7.2 million for the six months ended June 30, 2014, which had the effect of increasing interest expense $120,000.  The overall decrease in rates was consistent with the decrease in market interest rates from June 30, 2013 to June 30, 2014.  The increase in average total deposit accounts on a comparative six month basis was due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits while the increase in the average FHLB advances was attributable to funding loan demand.

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

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,338	$87	1.41%	$25,946	$131	1.01%
Loans receivable, net (1)(2)(3)	113,879	3,450	6.06	92,919	2,915	6.27
Total interest-earning assets	126,217	3,537	5.60%	118,865	3,046	5.13%
Non-interest-earning assets	6,546			2,938
Total assets	$132,763			$121,803
Interest-bearing liabilities:
Passbook accounts	$2,759	2	0.14%	$2,841	3	0.21%
Statement savings accounts	5,824	11	0.38	5,719	11	0.38
eSavings accounts	15,181	55	0.72	12,766	51	0.80
Certificate of deposit accounts	83,758	723	1.73	81,058	770	1.90
Total deposits	107,522	791	1.47	102,384	835	1.63
FHLB advances	7,224	8	0.22	1,619	35	4.32
Total interest-bearing liabilities	114,746	799	1.39%	104,002	870	1.67%
Non-interest-bearing liabilities	1,258			993
Total liabilities	116,004			104,995
Stockholders’ Equity	16,759			16,809
Total liabilities and Stockholders’ Equity	$132,763			$121,803
Net interest-earning assets	$11,471			$14,863
Net interest income; average interest rate spread		$2,738	4.21%		$2,176	3.46%
Net interest margin (4)			4.34%			3.66%
Average interest-earning assets to average interest-bearing liabilities			110.00%			114.29%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Includes tax free municipal leases with an aggregate average balance of $181,000 and an average yield of 4.88%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $119,000, or 111.2% from $107,000 for the six months ended June 30, 2013 to $226,000 for the six months ended June 30, 2014.  As was the case for the quarter, the increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013 – Provision for Loan Losses.”

Non-Interest Income.  Non-interest income increased $122,000 or 16.4%, for the six months ended June 30, 2014 over the comparable period in 2013 due primarily to a $209,000 increase in net gains on the sales of loans, a $16,000 increase in the gain on the sale of SBA loans, a $10,000 increase in other banking fees and service charges, and a $4,000 increase in income from bank-owned life insurance.  These increases were partially offset by an $89,000 decrease in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries and a $28,000 increase in the loss on the sales of other real estate owned.

Non-Interest Expense. Non-interest expense increased $205,000, or 8.9%, from $2.3 million for the six months ended June 30, 2013 to $2.5 million for the six months ended June 30, 2014.  Salaries and employee benefits expense accounted for $187,000 of the change as this expense increased 12.9%, from $1.5 million for the six months ended June 30, 2013 to $1.6 million for the six months ended June 30, 2014 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $35,000, or 15.0% increase in occupancy and equipment expense, a $19,000, or 54.3% increase in FDIC deposit insurance assessment, and a $14,000, or 36.8% increase in advertising expense.  The increase in occupancy and equipment expense was primarily attributable to computer system upgrades.  These increases were partially offset by a $22,000, or 10.6% decrease in professional fees, a $12,000, or 41.4% decrease in other real estate owned expense, a $9,000, or 7.8% decrease in directors’ fees and expenses, and a $7,000, or 3.4% decrease in other expense.   The decrease in professional fees was primarily due to a decline in legal fees related to loan collections.

Provision for Income Tax.  The provision for income tax increased $148,000, or 79.6%,  from $186,000 for the six months ended June 30, 2013 to $334,000 for the six months ended June 30, 2014 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.9% for the 2014 period compared to 37.3% for the comparable period in 2013.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2014, the Company's cash and cash equivalents amounted to $3.1 million.  At such date, the Company also had $3.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2014, Quaint Oak Bank had outstanding commitments to originate loans of $9.0 million and commitments under unused lines of credit of $15.3 million.

At June 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $26.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2014, we had $9.5 million of advances from the Federal Home Loan Bank of Pittsburgh and had $54.7 million in borrowing capacity.  In addition, as of June 30, 2014 Quaint Oak Bank had $1.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2014.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at June 30, 2014.

Our stockholders’ equity amounted to $16.9 million at June 30, 2014, a decrease of $70,000, or 0.4% from $17.0 million at December 31, 2013. Contributing to the decrease was the purchase of 38,225 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $640,000 and dividends paid of $101,000.  These decreases were partially offset by net income for the six months ended  June 30, 2014 of $525,000, common stock earned by participants in the employee stock ownership plan of $77,000, amortization of stock awards and options under our stock compensation plans of $66,000, and a decrease in accumulated other comprehensive loss of $3,000. For further discussion of the stock compensation plans, see Note 9 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At June 30, 2014, Quaint Oak Bank exceeded each of its capital requirements with ratios of 11.34%, 16.15%and 17.36%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2014, we had unfunded commitments under lines of credit of $15.3 million and $9.0 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 – April 30, 2014	-	$-	-	27,216

May 1, 2014 – May 31, 2014	525	17.00	525	26,691

June 1, 2014 – June 30, 2014	-	-	-	26,691

Total	525	$17.00	525	26,691

Notes to this table:

(1)
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

Date: August 13, 2014	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 13, 2014	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer