Form 10-Q
period 2014-09-30
QUAINT OAK BANCORP INC
filed 2014-11-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 11, 2014, 911,471 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2014	2013
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$2,265	$4,989
Due from banks, interest-bearing	5,965	1,195
Cash and cash equivalents	8,230	6,184
Investment in interest-earning time deposits	6,660	7,633
Investment securities available for sale	1,707	1,680
Loans held for sale	3,642	1,098
Loans receivable, net of allowance for loan losses
(2014 $1,148; 2013 $941)	120,465	106,887
Accrued interest receivable	775	735
Investment in Federal Home Loan Bank stock, at cost	694	421
Bank-owned life insurance	3,527	-
Premises and equipment, net	1,576	1,637
Other real estate owned, net	209	574
Prepaid expenses and other assets	886	578

Total Assets	$148,371	$127,427

Liabilities and Stockholders’ Equity
Liabilities
Deposits, interest-bearing	$118,127	$103,324
Federal Home Loan Bank advances	11,500	5,500
Accrued interest payable	101	77
Advances from borrowers for taxes and insurance	982	1,224
Accrued expenses and other liabilities	407	316
Total Liabilities	131,117	110,441

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 911,471 and 947,849 outstanding at September 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	13,774	13,665
Treasury stock, at cost: 2014 477,154 shares; 2013 440,776 shares	(4,927)	(4,279)
Unallocated common stock held by:	(472)	(536)
Employee Stock Ownership Plan (ESOP)
Recognition & Retention Plan Trust (RRP)	(94)	(120)
Accumulated other comprehensive loss	(26)	(18)
Retained earnings	8,985	8,260
Total Stockholders' Equity	17,254	16,986

Total Liabilities and Stockholders’ Equity	$148,371	$127,427

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(In thousands, except for share data)
	2014	2013	2014	2013
Interest Income
Interest on loans	$1,835	$1,497	$5,285	$4,412
Interest and dividends on short-term investments and investment securities	46	66	133	197
Total Interest Income	1,881	1,563	5,418	4,609

Interest Expense
Interest on deposits	434	414	1,225	1,249
Interest on Federal Home Loan Bank advances	11	6	19	41
Total Interest Expense	445	420	1,244	1,290

Net Interest Income	1,436	1,143	4,174	3,319

Provision for Loan Losses	111	55	337	162

Net Interest Income after Provision for Loan Losses	1,325	1,088	3,837	3,157

Non-Interest Income
Mortgage banking and title abstract fees	52	103	212	352
Other fees and services charges	24	33	57	56
Income from bank-owned life insurance	23	-	27	-
Net gain on sales of loans	420	148	1,098	617
Gain on sale of SBA loans	48	-	64	-
Loss on sale of other real estate owned	(3)	(13)	(41)	(23)
Other	9	6	24	21
Total Non-Interest Income	573	277	1,441	1,023

Non-Interest Expense
Salaries and employee benefits	879	743	2,520	2,197
Directors' fees and expenses	51	63	157	178
Occupancy and equipment	131	125	400	359
Professional fees	98	86	283	293
FDIC deposit insurance assessment	26	23	75	51
Other real estate owned (recovery) expense	(1)	12	16	41
Advertising	26	23	78	61
Other	131	70	333	281
Total Non-Interest Expense	1,341	1,145	3,862	3,461

Income before Income Taxes	557	220	1,416	719

Income Taxes	201	89	535	275

Net Income	$356	$131	$881	$444

Earnings per share - basic	$0.42	$0.15	$1.03	$0.50
Average shares outstanding - basic	841,858	892,266	852,025	890,495
Earnings per share - diluted	$0.40	$0.14	$0.98	$0.48
Average shares outstanding - diluted	894,209	933,809	902,953	927,987

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(In thousands)
Net Income	$356	$131	$881	$444

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(17)	3	(12)	(38)
Income tax effect	6	(1)	4	13

Other comprehensive income (loss)	(11)	2	(8)	(25)

Total Comprehensive Income	$345	$133	$873	$419

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Stockholder's Equity (Unaudited)

For the Nine Months Ended September 30, 2014
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
BALANCE – December 31, 2013	947,849	$14	$13,665	$(4,279)	$(656)	$(18)	$8,260	$16,986
Common stock allocated by ESOP			43		64			107

Treasury stock purchased	(42,225)			(708)				(708)

Reissuance of Treasury Stock Under Stock Incentive Plan	2,738		(28)	28				-

Reissuance of Treasury Stock Under 401(k) Plan	3,109		21	32				53

Stock based compensation expense			99					99

Release of 2,777 vested RRP shares			(26)		26			-

Cash dividends declared ($0.17 per share)							(156)	(156)

Net income							881	881

Other comprehensive income (loss)						(8)		(8)

BALANCE –September 30, 2014	911,471	$14	$13,774	$(4,927)	$(566)	$(26)	$8,985	$17,254

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statement of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities	(In Thousands)
Net income	$881	$444
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	337	162
Depreciation expense	124	104
Net accretion of securities discounts	-	(4)
(Accretion) amortization of deferred loan fees and costs, net	(196)	103
Stock-based compensation expense	206	210
Gain on the sale of loans held for sale	(1,098)	(617)
Gain on the sale of SBA loan	(64)	-
Increase in the cash surrender value of bank-owned life insurance	(27)	-
Net loss on sale of other real estate owned	41	23
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(39,865)	(35,393)
Loans held for sale-proceeds	38,419	38,475
Accrued interest receivable	(40)	(6)
Prepaid expenses and other assets	(304)	145
Accrued interest payable	24	(11)
Accrued expenses and other liabilities	91	(172)
Net Cash (Used in) Provided by Operating Activities	(1,471)	3,463
Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	973	499
Purchase of investment securities available for sale	(39)	(36)
Proceeds from calls of investment securities available for sale	-	500
Net increase in loans receivable	(13,766)	(15,080)
Net (increase) decrease in investment in Federal Home Loan Bank stock	(273)	236
Purchase of bank-owned life insurance	(3,500)	-
Proceeds from the sale of other real estate owned	463	93
Capitalized expenditures on other real estate owned	(28)	(42)
Purchase of premises and equipment	(63)	(153)
Net Cash Used in Investing Activities	(16,233)	(13,983)
Cash Flows from Financing Activities
Net increase in deposits	14,803	6,130
Proceeds from Federal Home Loan Bank advances	6,000	-
Repayment of Federal Home Loan Bank advances	-	(2,000)
Dividends paid	(156)	(136)
Purchase of treasury stock	(708)	(297)
Proceeds from the reissuance of treasury stock	53	-
Decrease in advances from borrowers for taxes and insurance	(242)	(295)
Net Cash Provided by Financing Activities	19,750	3,402
Net Increase (Decrease) in Cash and Cash Equivalents	2,046	(7,118)
Cash and Cash Equivalents – Beginning of Year	6,184	12,400
Cash and Cash Equivalents – End of Period	$8,230	$5,282

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,220	$1,301
Cash payments for income taxes	$668	$205
Transfer of loans to other real estate owned	$111	$241

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Quaint Oak Bank (the “Bank”) along with its wholly-owned subsidiaries.  At September 30, 2014, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2013 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2013 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three and nine months ended September 30, 2014 and 2013.

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

At September 30, 2014, the Company has three share-based plans: the 2008 Recognition and Retention Plan (“RRP”), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 9.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2014, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.  Unvested restricted stock program awards and outstanding stock options representing shares of 77,000 for the three months ended September 30, 2013, and shares of 86,185 for the nine months ended September 30, 2013, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$356,000	$131,000	$881,000	$444,000

Weighted average shares outstanding – basic	841,858	892,266	852,025	890,495
Effect of dilutive common stock equivalents	52,351	41,543	50,928	37,492
Adjusted weighted average shares outstanding – diluted	894,209	933,809	902,953	927,987

Basic earnings per share	$0.42	$0.15	$1.03	$0.50
Diluted earnings per share	$0.40	$0.14	$0.98	$0.48

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months and the nine months ended September 30, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$(15)	$33	$(18)	$60
Other comprehensive income (loss) before classifications	(11)	2	(8)	(25)
Amount reclassified from accumulated other comprehensive loss	-	-	-	-
Total other comprehensive income (loss)	(11)	2	(8)	(25)
Balance at the end of the period	$(26)	$35	$(26)	$35
_____________________________
(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of September 30, 2014 and December 31, 2013, by contractual maturity, are shown below:

	September 30, 2014	December 31, 2013
	(In Thousands)
Due in one year or less	$2,337	$3,042
Due after one year through five years	4,323	4,591
	$6,660	$7,633

Note 5 – Investment Securities Available for Sale

The amortized cost and fair value of investment securities available for sale at September 30, 2014 and December 31, 2013 are summarized below (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,203	-	$(21)	$1,182
Limited-term bond fund	544	-	(19)	525
	$1,747	$-	$(40)	$1,707

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,170	$-	$(11)	$1,159
Limited-term bond fund	538	-	(17)	521
	$1,708	$-	$(28)	$1,680

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Short-term bond fund	1	$-	$-	$1,182	$(21)	$1,182	$(21)
Limited-term bond fund	1	-	-	525	(19)	525	(19)
Total	2	$-	$-	$1,707	$(40)	$1,707	$(40)

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

At September 30, 2014, there were two bond funds in an unrealized loss position that at such date had an aggregate depreciation of 2.27% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2014 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three and nine months ended September 30, 2014 or 2013.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$8,376	$8,900
Non-owner occupied	48,935	43,489
Total one-to-four family residential	57,311	52,389

Multi-family (five or more) residential	9,391	6,023
Commercial real estate	32,767	25,863
Commercial lines of credit	1,549	1,880
Construction	14,323	16,038
Home equity loans	6,208	5,682
Total real estate loans	121,549	107,875

Non-real estate loans:
Auto and equipment loans	468	218
Loans secured by deposits	21	15
Total Loans	122,038	108,108

Deferred loan fees and costs	(425)	(280)
Allowance for loan losses	(1,148)	(941)

Net Loans	$120,465	$106,887

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,235	$-	$838	$303	$8,376
One-to-four family residential non-owner occupied	47,396	79	1,231	229	48,935
Multi-family residential	9,320	-	71	-	9,391
Commercial real estate and lines of credit	33,633	102	382	199	34,316
Construction	14,323	-	-	-	14,323
Home equity	5,938	178	92	-	6,208
Non-real estate	489	-	-	-	489
	$118,334	$359	$2,614	$731	$122,038

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$7,308	$1,136	$153	$303	$8,900
One-to-four family residential non-owner occupied	41,586	800	1,103	-	43,489
Multi-family residential	5,948	75	-	-	6,023
Commercial real estate and lines of credit	26,673	397	673	-	27,743
Construction	16,038	-	-	-	16,038
Home equity	5,391	166	125	-	5,682
Non-real estate	233	-	-	-	233
	$103,177	$2,574	$2,054	$303	$108,108

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$838	$838	$-	$840	$11
One-to-four family residential non-owner occupied	1,134	1,134	-	1,141	26
Multi-family residential	71	71	-	74	-
Commercial real estate and lines of credit	249	249	-	252	14
Construction	-	-	-	-	-
Home equity	92	92	-	94	6
Non-real estate	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$303	$303	$59	$303	$-
One-to-four family residential non-owner occupied	326	326	30	328	4
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	332	332	28	330	7
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Non-real estate	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$1,141	$1,141	$59	$1,143	$11
One-to-four family residential non-owner occupied	1,460	1,460	30	1,469	30
Multi-family residential	71	71	-	74	-
Commercial real estate and lines of credit	581	581	28	582	21
Construction	-	-	-	-	-
Home equity	92	92	-	94	6
Non-real estate	-	-	-	-	-

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At September 30, 2014, the Company had eleven loans totaling $956,000 that were identified as troubled debt restructurings. Two of these loans totaling $156,000 were on non-accrual, five loans totaling $274,000 were 30 days delinquent, and four loans totaling $526,000 were performing in accordance with their modified terms.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least nine months and future collection under the revised terms is probable.  The following tables present the Company’s TDR loans as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	September 30, 2014
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	731	156	575	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	92	-	92	-
Non-real estate	-	-	-	-	-
Total	11	$956	$156	$800	$17

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2013
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	2	$153	$-	$153	$-
One-to-four family residential non-owner occupied	7	733	151	582	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	113	113	-	-
Construction	-	-	-	-	-
Home equity	3	95	-	95	-
Non-real estate	-	-	-	-	-
Total	13	$1,094	$264	$830	$-

The contractual aging of the TDRs in the table above as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

		September 30, 2014
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	359	216	-	156	731
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	34	58	-	-	92
Non-real estate	-	-	-	-	-
Total	$526	$274	$-	$156	$956

		December 31, 2013
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$153	$-	$-	$-	$153
One-to-four family residential non-owner occupied	485	97	-	151	733
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	-	-	-	113	113
Construction	-	-	-	-	-
Home equity	95	-	-	-	95
Non-real estate	-	-	-	-	-
Total	$733	$97	$-	$264	$1,094

During the three months ended September 30, 2014 one TDR in the amount of $62,000 was paid-off. During the nine months ended September 30, 2014 one new TDR was identified in the amount of $133,000, one loan in the amount of $90,000 previously identified as a TDR was removed from TDR status as the borrower is current and making regular payments since February 2013, one TDR in the amount of $62,000 was paid-off, and one property that had been collateral on a TDR that was on non-accrual was transferred to other real estate owned.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2014 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs. The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  As of September 30, 2014, one TDR in the amount of $111,000 defaulted within one year of modification. As of September 30, 2013, the Company did not have any troubled debt restructurings that had defaulted within one year of modification.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and recorded investment in loans receivable as of September 30, 2014 (in thousands):

				September 30, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Non-Real Estate	Unallocated	Total
For the Three Months Ended September 30, 2014
Beginning balance	$56	$491	$49	$340	$97	$55	$3	$75	$1,166
Charge-offs	-	-	-	(131)	-	-	-	-	(131)
Recoveries	-	-	-	2	-	-	-	-	2
Provision	62	(10)	7	70	(11)	-	1	(8)	111
Ending balance	$118	$481	$56	$281	$86	$55	$4	$67	$1,148

For the Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	-	-	-	(132)	-	-	-	-	(132)
Recoveries	-	-	-	2	-	-	-	-	2
Provision	59	57	20	212	(10)	5	2	(8)	337
Ending balance	$118	$481	$56	$281	$86	$55	$4	$67	$1,148

Ending balance evaluated
for impairment:
Individually	$59	$30	$-	$28	$-	$-	$-	$-	$117
Collectively	$59	$451	$56	$253	$86	$55	$4	$67	$1,031

Loans receivable:
Ending balance	$8,376	$48,935	$9,391	$34,316	$14,323	$6,208	$489	$-	$122,038

Ending balance evaluated
for impairment:
Individually	$1,141	$1,460	$71	$581	$-	$92	$-	$-	$3,345
Collectively	$7,235	$47,475	$9,320	$33,735	$14,323	$6,116	$489	$-	$118,693

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2013 (in thousands):

				September 30, 2013
	1-4 Family Residential Owners Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Non-Real Estate	Unallocated	Total
For the Three Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$67	$420	$23	$177	$95	$110	$1	$59	$952
Charge-offs	-	(60)	-	-	-	(69)	-	-	(129)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	5	38	3	-	(1)	8	-	2	55
Ending balance	$72	$398	$26	$177	$94	$49	$1	$61	$878

For the Nine Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$77	$368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	-	(75)	-	-	-	(69)	-	-	(144)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	105	6	(42)	31	50	-	17	162
Ending balance	$72	$398	$26	$177	$94	$49	$1	$61	$878

Ending balance evaluated
for impairment:
Individually	$10	$-	$-	$21	$-	$-	$-	$-	$31
Collectively	$62	$398	$26	$156	$94	$49	$1	$61	$847

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2013 and recorded investment in loans receivable as of December 31, 2013 (in thousands):

				December 31, 2013
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Non-Real Estate	Unallocated	Total
Allowance for loan losses:
Beginning balance	$77	368	$20	$219	$63	$68	$1	$44	$860
Charge-offs	(15)	(75)	-	-	-	(69)	-	-	(159)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	131	16	(20)	33	51	1	31	240
Ending balance	$59	$424	$36	$199	$96	$50	$2	$75	$941

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$21	$-	$-	$-	$-	$21
Collectively	$59	$424	$36	$178	$96	$50	$2	$75	$920
Loans receivable:
Ending balance	$8,900	$43,489	$6,023	$27,743	$16,038	$5,682	$233	$-	$108,108
Ending balance evaluated
for impairment:
Individually	$456	$1,102	$-	$674	$-	$125	$-	$-	$2,357
Collectively	$8,444	$42,387	$6,023	$27,069	$16,038	$5,557	$233	$-	$105,751

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
One-to-four family residential owner occupied	$891	$303
One-to-four family residential non-owner occupied	747	378
Multi-family residential	71	-
Commercial real estate and lines of credit	199	474
Construction	-	-
Home equity	-	30
Non-real estate	-	-
	$1,908	$1,185

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.2 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended September 30, 2014 and 2013 there was no interest income recognized on non-accrual loans.  Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms, was approximately $60,000 and $15,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, approximately $0 and $4,000 of interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $88,000 and $63,000 for the nine months ended September 30, 2014 and 2013, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$386	$891	$1,277	$7,099	$8,376	$-
One-to-four family residential non-owner occupied	761	886	1,647	47,288	48,935	139
Multi-family residential	-	71	71	9,320	9,391	-
Commercial real estate and lines of credit	1,039	327	1,366	32,950	34,316	128
Construction	-	-	-	14,323	14,323	-
Home equity	236	-	236	5,972	6,208	-
Non-real estate	-	-	-	489	489	-
	$2,422	$2,175	$4,597	$117,441	$122,038	$267

	December 31, 2013
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$1,916	$559	$2,475	$6,425	$8,900	$256
One-to-four family residential non-owner occupied	884	575	1,459	42,030	43,489	197
Multi-family residential	-	75	75	5,948	6,023	75
Commercial real estate and lines of credit	322	674	996	26,747	27,743	200
Construction	334	-	334	15,704	16,038	-
Home equity	168	30	198	5,484	5,682	-
Non-real estate	-	-	-	233	233	-
	$3,624	$1,913	$5,537	$102,571	$108,108	$728

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2014	December 31, 2013

Passbook savings accounts	$2,685	$2,655
Statement savings accounts	5,659	5,496
eSavings accounts	16,504	14,938
Certificates of deposit	93,279	80,235
Total deposits	$118,127	$103,324

Note 8 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
Maturity Period	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
1 to 12 months	$7,000	0.28%	$5,500	0.25%
13 to 24 months	1,000	0.88%	-	-
25 to 36 months	1,500	1.30%	-	-
37 to 48 months	1,000	1.71%	-	-
49 to 60 months	1,000	2.02%	-	-
Total	$11,500	0.74%	$5,500	0.25%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2014, the Company recognized $37,000 and $103,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2013, the Company recognized $30,000 and $115,000 of ESOP expense, respectively.

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

As of September 30, 2014, a total of 20,983 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of September 30, 2014 and 2013 and changes during the nine months ended September 30, 2014 and 2013 is as follows:

	September 30, 2014		September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	26,500	$16.11	8,894	$9.05
Granted	-	-	26,150	16.20
Vested	(5,517)	15.83	(8,544)	9.05
Forfeited	-	-	-	-
Unvested at the end of the period	20,983	$16.18	26,500	$16.11

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2014, approximately $22,000 and $65,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $22,000, respectively, was recognized during each of these periods.  During the three and nine months ended September 30, 2013, approximately $23,000 and $62,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $8,000 and $21,000 was recognized during each of these periods.  As of September 30, 2014, approximately $307,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

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

As of September 30, 2014, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of September 30, 2014 and 2013 and changes during the nine months ended September 30, 2014 and 2013 is as follows:

	2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	184,570	$12.59	6.5	107,570	$10.00
Granted	-	-	-	77,000	16.20
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	5.7	184,570	$12.59
Exercisable at the end of the period	122,970	$10.78	3.6	106,665	$10.00

During the three and nine months ended September 30, 2014, approximately $11,000 and $34,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $3,000, respectively, was recognized during each of these periods.  During the three and nine months ended September 30, 2013 approximately $12,000 and $33,000 in compensation expense was recognized.  A tax benefit of approximately $1,000 and $5,000, respectively, was recognized during each of these periods.  As of September 30, 2014, approximately $164,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2014 (in thousands):

	September 30, 2014
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,182	$1,182	$-	$-
Limited-term bond fund	525	525	-	-
Total investment securities available for sale	$1,707	$1,707	$-	$-
Total recurring fair value measurements	$1,707	$1,707	$-	$-

Nonrecurring fair value measurements
Impaired loans	$3,228	$-	$-	$3,228
Other real estate owned	209	-	-	209
Total nonrecurring fair value measurements	$3,437	$-	$-	$3,437

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,228	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-21%	(13%)

Other real estate owned	$209	Appraisal of collateral (1)	Appraisal adjustments (2)	1%-14%	(7%)

	December 31, 2013
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,336	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-9%	(8%)

Other real estate owned	$574	Appraisal of collateral (1)	Appraisal adjustments (2)	5%-33%	(13%)
_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2014 and December 31, 2013 (in thousands):

			Fair Value Measurements at
			September 30, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$8,230	$8,230	$8,230	$-	$-
Investment in interest-earning time deposits	6,660	6,776	-	6,776	,-
Investment securities available for sale	1,707	1,707	1,707	-	-
Loans held for sale	3,642	3,775	-	3,775	-
Loans receivable, net	120,465	121,030	-	-	121,030
Accrued interest receivable	775	775	775	-	-
Investment in FHLB stock	694	694	694	-	-
Bank-owned life insurance	3,527	3,527	3,527	-	-

Financial Liabilities
Deposits	118,127	119,909	24,848	-	95,061
FHLB advances, short-term	7,000	7,000	7,000	-	-
FHLB advances, long-term	4,500	4,340	-	-	4,340
Accrued interest payable	101	101	101	-	-

			Fair Value Measurements at
			December 31, 2013
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$6,184	$6,184	$6,184	$-	$-
Investment in interest-earning time deposits	7,633	7,747	-	7,747	-
Investment securities available for sale	1,680	1,680	1,680	-	-
Loans held for sale	1,098	1,147	-	1,147	-
Loans receivable, net	106,887	108,356	-	-	108,356
Accrued interest receivable	735	735	735	-	-
Investment in FHLB stock	421	421	421	-	-

Financial Liabilities
Deposits	103,324	105,254	23,089	-	82,165
FHLB advances, short-term	5,500	5,500	5,500	-	-
Accrued interest payable	77	77	77	-	-

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

Accrued Interest Payable.The carrying amount of accrued interest payable approximates its fair value.

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

At September 30, 2014 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General.  The Company’s total assets at September 30, 2014 were $148.4 million, an increase of $20.9 million, or 16.4%, from $127.4 million at December 31, 2013. This growth in total assets was primarily due to increases in loans receivable, net of $13.6 million, loans held for sale of $2.5 million, investment in bank-owned life insurance of $3.5 million, and cash and cash equivalents of $2.0 million, partially offset by a decrease in investment in interest-earning time deposits of $973,000 and a decrease in other real estate owned, net of $365,000.

Cash and Cash Equivalents.  Cash and cash equivalents increased $2.0 million, or 33.1%, from $6.2 million at December 31, 2013 to $8.2 million at September 30, 2014 as excess deposits and proceeds from the maturities of investments in interest-earning time deposits, not used to fund loans, were invested in liquid money market accounts.

Loans Held for Sale.  Loans held for sale increased $2.5 million to $3.6 million at September 30, 2014 from $1.1 million at December 31, 2013 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $39.9 million of one-to-four family residential loans during the period ending September 30, 2014 and sold $37.4 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $13.6 million, or 12.7%, to $120.5 million at September 30, 2014 from $106.9 million at December 31, 2013.  This increase was funded primarily from deposits, Federal Home Loan Bank advances, and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $6.9 million, or 26.7%, one-to-four family residential non-owner occupied loans which increased $5.4 million, or 12.5%, multi-family residential loans which increased $3.4 million, or 55.9%, home equity loans which increased $526,000, or 9.3%, and non-real estate loans which increased $256,000, or 109.9%.  Offsetting these increases was a $1.7 million, or 10.7% decrease in construction loans, a $524,000, or 5.9% decrease in one-to-four family residential owner occupied loans, and a $331,000, or 17.6% decrease in commercial lines of credit.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Bank-Owned Life Insurance. In the second quarter of 2014 the Company purchased $3.5 million in bank-owned life insurance (BOLI) as a mechanism for funding various employee benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $209,000 at September 30, 2014, consisting of two properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the nine months ended September 30, 2014, the Company transferred one property in the amount of $111,000 to OREO, made $28,000 of capital improvements to the properties, and sold five properties totaling $504,000.

Deposits. Total interest-bearing deposits increased $14.8 million, or 14.3%, to $118.1 million at September 30, 2014 from $103.3 million at December 31, 2013. This increase in deposits was attributable to increases of $13.0 million in certificates of deposit, $1.6 million in eSavings accounts, $163,000 in statement savings accounts, and $30,000 in passbook savings accounts.  The increases in certificates of deposit and eSavings accounts were primarily due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank (FHLB) advances increased $6.0 million, or 109.1%, to $11.5 million at September 30, 2014 from $5.5 million at December 31, 2013.  During the nine months ended September 30, 2014, the Company borrowed $6.0 million in overnight funding to fund loan demand and made no repayments.  During the third quarter the Company converted $4.5 million of the $11.5 million of overnight funds into term loans with maturities between two and five years to take advantage of current FHLB borrowing rates.

Stockholders’ Equity.  Total stockholders’ equity increased $268,000 to $17.3 million at September 30, 2014 from $17.0 million at December 31, 2013.  Contributing to the increase was net income for the nine months ended September 30, 2014 of $881,000, common stock earned by participants in the employee stock ownership plan of $107,000, amortization of stock awards and options under our stock compensation plans of $99,000, and the issuance of stock under the Bank’s 401(k) Plan of $53,000.  These increases were partially offset by the purchase of 42,225 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $708,000, dividends paid of $156,000, and an increase in other comprehensive loss of $8,000.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  Net income amounted to $356,000 for the three months ended September 30, 2014, an increase of $225,000, or 171.8%, compared to net income of $131,000 for three months ended September 30, 2013.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $293,000 and an increase in non-interest income of $296,000, offset by increases in non-interest expense of $196,000, the provision for income taxes of $112,000, and the provision for loan losses of $56,000.

 Net Interest Income. Net interest income increased 293,000, or 25.6%, to $1.4 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013 due primarily to a $318,000, or 20.3% increase in interest income, offset by a $25,000, or 6.0% increase in interest expense.

Interest Income.  Interest income increased $318,000, or 20.3%, to $1.9 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013.  The increase in interest income was primarily attributable to an $26.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $96.4 million for the three months ended September 30, 2013 to an average balance of $123.3 million for the three months ended September 30, 2014, which had the effect of increasing interest income $418,000.  Also contributing to the increase was a 24 basis point increase in the yield on short-term investments and investment securities available for sale from 1.26% for the three months ended September 30, 2013 to 1.50% for the three months ended September 30, 2014, which had the effect of increasing interest income by $8,000.  Offsetting these increases was a 25 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.21% for the three months ended September 30, 2013 to 5.96% for the three months ended September 30, 2014, which had the effect of decreasing interest income by $80,000, and an $8.8 million decrease in average short-term investments and investment securities available for sale from an average balance of $21.0 million for the three months ended September 30, 2013 to an average balance of $12.2 million for the three months ended September 30, 2014, which had the effect of decreasing interest income $28,000.

Interest Expense.  Interest expense increased $25,000, or 6.0%, to $445,000 for the three months ended September 30, 2014 from $420,000 for the three months ended September 30, 2013.  The increase in interest expense was primarily attributable to an $11.9 million increase in average total deposits, which increased from an average balance of $103.9 million for the three months ended September 30, 2013 to an average balance of $115.8 million for the three months ended September 30, 2014, which had the effect of increasing interest expense by $49,000.  Also contributing to the increase was a $9.7 million increase in average total FHLB borrowings which increased from $609,000 for the three months ended September 30, 2013 to an average balance of $10.3 million for the three months ended September 30, 2014, which had the effect of increasing interest expense $97,000.  Offsetting these increases was a 9 basis point decline in the cost of total average deposits from 1.59% for the three months ended September 30, 2013 to 1.50% for the three months ended September 30, 2014, which had the effect of decreasing interest income by $29,000.  Also offsetting the increase was a 351 basis point decline in the cost of FHLB borrowings from 3.94% for the three months ended September 30, 2013 to 0.43% for the three months ended September 30, 2014, which had the effect of decreasing interest expense by $92,000.  The increase in average total deposit accounts on a comparative quarterly basis was due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits while the increase in the average FHLB advances was attributable to funding loan demand.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,236	$46	1.50%	$21,013	$66	1.26%
Loans receivable, net (1)(2)(3)	123,255	1,835	5.96	96,359	1,497	6.21
Total interest-earning assets	135,491	1,881	5.55%	117,372	1,563	5.33%
Non-interest-earning assets	8,930			5,149
Total assets	$144,421			$122,521
Interest-bearing liabilities:
Passbook accounts	$2,718	1	0.15%	$2,775	1	0.14%
Statement savings accounts	5,774	5	0.35	5,329	5	0.38
eSavings accounts	15,900	31	0.78	14,145	26	0.74
Certificate of deposit accounts	91,421	397	1.74	81,652	382	1.87
Total deposits	115,813	434	1.50	103,901	414	1.59
FHLB advances	10,283	11	0.43	609	6	3.94
Total interest-bearing liabilities	126,096	445	1.41%	104,510	420	1.61%
Non-interest-bearing liabilities	1,286			1,036
Total liabilities	127,381			105,546
Stockholders’ Equity	17,040			16,975
Total liabilities and Stockholders’ Equity	$144,421			$122,521
Net interest-earning assets	$9,396			$12,862
Net interest income; average interest rate spread		$1,436	4.14%		$1,143	3.72%
Net interest margin (4)			4.25%			3.90%
Average interest-earning assets to average interest-bearing liabilities			107.45%			112.31%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $200,000 and an average yield of 4.0% for the three months September 30, 2014.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased by $56,000, or 101.8%, from $55,000 for the three months ended September 30, 2013 to $111,000 for the three months ended September 30, 2014, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2014.

    Non-performing loans amounted to $2.2 million, or 1.81% of net loans receivable at September 30, 2014, consisting of seventeen loans, fourteen of which are on non-accrual status and three of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.79% of net loans receivable at December 31, 2013, consisting of seventeen loans, ten of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2014 include twelve one-to-four family non-owner occupied residential loans, two commercial real estate loans, two one-to-four family owner-occupied residential loans, and one multi-family residential loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2014, ten loans were placed on non-accrual status resulting in the reversal of approximately $51,000 of previously accrued interest income, and one loan that was on non-accrual in the amount of $131,000 was written-off.  At September 30, 2014, the Company had eleven loans totaling $956,000 that were identified as troubled debt restructurings. Two of these loans totaling $156,000 were on non-accrual, five loans totaling $274,000 were 30 days delinquent, and four loans totaling $526,000 were performing in accordance with their modified terms.  The allowance for loan losses as a percent of total loans receivable was 0.94% at September 30, 2014 and 0.87% at December 31, 2013.

Other real estate owned (OREO) amounted to $209,000 at September 30, 2014, consisting of two properties.  This compares to six properties that totaled $574,000 at December 31, 2013.  During the quarter-ended on September 30, 2014, the Company made $8,000 of capital improvements to the properties, sold one property totaling $38,000, and realized a loss of $3,000 on the sale.  Subsequent to September 30, 2014, the Company sold one property totaling $98,000 and realized a loss of $21,000 on the sale.  Non-performing assets amounted to $2.4 million, or 1.61% of total assets at September 30, 2014 compared to $2.5 million, or 1.95% of total assets at December 31, 2013.

Non-Interest Income.  Non-interest income increased $296,000, or 106.9%, from $277,000 for the three months ended September 30, 2013 to $573,000 for the three months ended September 30, 2014 due primarily to a $272,000 increase in net gains on the sales of residential mortgage loans, a $48,000 increase in the gain on the sale of SBA loans, a $23,000 increase in income from bank-owned life insurance, a $10,000 decrease in loss on sale of other real estate owned, and a $3,000 increase in other income.  These increases were partially offset by a $51,000 decrease in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries, and a $9,000 decrease in other banking and fee service charges.

Non-Interest Expense. Non-interest expense increased $196,000, or 17.1%, from $1.1 million for the three months ended September 30, 2013 to $1.3 million for the three months ended September 30, 2014.  Salaries and employee benefits expense accounted for $136,000 of the change as this expense increased 18.3%, from $743,000 for the three months ended September 30, 2013 to $879,000 for the three months ended September 30, 2014 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $61,000, or 87.1%  increase in other expense, a $12,000, or 14.0% increase in professional fees, a $6,000, or 4.8% increase in occupancy and equipment expense, a $3,000, or 13.0% increase in FDIC deposit insurance assessment, and a $3,000, or 13.0% increase in advertising expense. These increases were partially offset by a $13,000, or 108.3% decrease in other real estate owned expense and a $12,000, or 19.0% decrease in directors’ fees and expenses.

Provision for Income Tax.  The provision for income tax increased $112,000, or 125.8%, from $89,000 for the three months ended September 30, 2013 to $201,000 for the three months ended September 30, 2014 due primarily to the increase in pre-tax income. Our effective tax rate decreased to 36.1% during the three months ended September 30, 2014 from 40.5% for the comparable period in 2013 primarily due to the utilization of a state tax credit during the 2014 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

    General. Net income amounted to $881,000 for the nine months ended September 30, 2014, an increase of $437,000, or 98.4%, compared to net income of $444,000 for nine months ended September 30, 2013.  The increase in net income was primarily the result of an increase in net interest income of $855,000 and an increase in non-interest income of $418,000, offset by increases in non-interest expense of $401,000, the provision for income taxes of $260,000, and the provision for loan losses of $175,000.

 Net Interest Income.  Net interest income increased $855,000, or 25.8%, to $4.2 million for the nine months ended September 30, 2014 from $3.3 million for the nine months ended September 30, 2013 due primarily to an $809,000, or 17.6% increase in interest income and a $46,000, or 3.6% decrease in interest expense.

Interest Income.  Interest income increased $809,000, or 17.6%, to $5.4 million for the nine months ended September 30, 2014 from $4.6 million for the nine months ended September 30, 2013.  The increase in interest income was primarily due to a $23.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $94.1 million for the nine months ended September 30, 2013 to an average balance of $117.0 million for the nine months ended September 30, 2014, which had the effect of increasing interest income $1.1 million.  Also contributing to the increase was a 29 basis point increase in the yield on short-term investments and investment securities available for sale from 1.15% for the nine months ended September 30, 2013 to 1.44% for the nine months ended September 30, 2014, which had the effect of increasing interest income by $27,000.  Offsetting these increases was a 23 basis point decline in the yield on average loans receivable, net, including loans held for sale, from 6.25% for the nine months ended September 30, 2013 to 6.02% for the nine months ended September 30, 2014, which had the effect of decreasing interest income by $204,000, and a $10.5 million decrease in average short-term investments and investment securities available for sale from an average balance of $22.8 million for the nine months ended September 30, 2013 to an average balance of $12.3 million for the nine months ended September 30, 2014, which had the effect of decreasing interest income $91,000.

Interest Expense. Interest expense decreased $46,000, or 3.6%, to $1.2 million for the nine months ended September 30, 2014 from $1.3 million for the nine months ended September 30, 2013.  The decrease in interest expense was primarily attributable to a 25 basis point decrease in the overall cost of interest-bearing liabilities from 1.65% for the nine months ended September 30, 2013 to 1.40% for the same period in 2014, which had the effect of decreasing interest expense by $353,000.  This decrease was offset by an increase of $7.4 million in average total deposits which increased from $102.9 million for the nine months ended September 30, 2013 to an average balance of $110.3 million for the nine months ended September 30, 2014, which had the effect of increasing interest expense $85,000.  Also offsetting this decrease was a $7.0 million increase in average total FHLB borrowings which increased from $1.3 million for the nine months ended September 30, 2013 to an average balance of $8.3 million for the nine months ended September 30, 2014, which had the effect of increasing interest expense $222,000.  The overall decrease in rates on interest-bearing liabilities was consistent with the decrease in market interest rates from September 30, 2013 to September 30, 2014.  The increase in average total deposit accounts on a comparative nine month basis was due to the competitive interest rates offered by the Bank and investors continuing to seek the safety of insured bank deposits, while the increase in the average FHLB advances was attributable to funding loan demand.

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

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,301	$133	1.44%	$22,795	$197	1.15%
Loans receivable, net (1)(2)(3)	117,039	5,285	6.02	94,078	4,412	6.25
Total interest-earning assets	129,340	5,418	5.59%	116,873	4,609	5.26%
Non-interest-earning assets	7,352			5,172
Total assets	$136,692			$122,045
Interest-bearing liabilities:
Passbook accounts	$2,745	3	0.15%	$2,819	4	0.19%
Statement savings accounts	5,807	16	0.37	5,588	16	0.38
eSavings accounts	15,423	86	0.74	13,230	77	0.78
Certificate of deposit accounts	86,340	1,120	1.73	81,258	1,152	1.89
Total deposits	110,315	1,225	1.48	102,895	1,249	1.62
FHLB advances	8,255	19	0.31	1,278	41	4.28
Total interest-bearing liabilities	118,570	1,244	1.40%	104,173	1,290	1.65%
Non-interest-bearing liabilities	1,268			1,007
Total liabilities	119,838			105,180
Stockholders’ Equity	16,854			16,865
Total liabilities and Stockholders’ Equity	$136,692			$122,045
Net interest-earning assets	$10,770			$12,700
Net interest income; average interest rate spread		$4,174	4.19%		$3,319	3.61%
Net interest margin (4)			4.30%			3.79%
Average interest-earning assets to average interest-bearing liabilities			109.08%			112.19%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $187,000 and an average yield of 4.28% for the nine months September 30, 2014.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $175,000, or 108.0% from $162,000 for the nine months ended September 30, 2013 to $337,000 for the nine months ended September 30, 2014.  As was the case for the quarter, the increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013-Provision for Loan Losses.”

    Non-Interest Income.  Non-interest income increased $418,000 or 40.9%, from $1.0 million for the nine months ended September 30, 2013 to $1.4 million for the nine months ended September 30, 2014 due primarily to a $481,000 increase in net gains on the sales of loans, a $64,000 increase in the gain on the sale of SBA loans, a $27,000 increase in income from bank-owned life insurance, a $3,000 increase in other income, and a $1,000 increase in other banking and fee service charges.  These increases were partially offset by a $140,000 decrease in fee income generated by Quaint Oak Bank’s mortgage banking and title abstract subsidiaries and an $18,000 increase in the loss on the sales of other real estate owned.

Non-Interest Expense. Non-interest expense increased $401,000, or 11.6%, from $3.5 million for the nine months ended September 30, 2013 to $3.9 million for the nine months ended September 30, 2014.  Salaries and employee benefits expense accounted for $323,000 of the change as this expense increased 14.7%, from $2.2 million for the nine months ended September 30, 2013 to $2.5 million for the nine months ended September 30, 2014 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $52,000, or 18.5% increase in other expense, a $41,000, or 11.4% increase in occupancy and equipment expense, a $24,000, or 47.1% increase in FDIC deposit insurance assessment, and a $17,000, or 27.9% increase in advertising expense.  The increase in occupancy and equipment expense was primarily attributable to computer system upgrades.  These increases were partially offset by a $25,000, or 61.0% decrease in other real estate owned expense, a $21,000, or 11.8% decrease in directors’ fees and expenses, and a $10,000, or 3.4% decrease in professional fees.

Provision for Income Tax. The provision for income tax increased $260,000, or 94.5%,  from $275,000 for the nine months ended September 30, 2013 to $535,000 for the nine months ended September 30, 2014 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 37.8% for the 2014 period compared to 38.2% for the comparable period in 2013.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2014, the Company's cash and cash equivalents amounted to $8.2 million.  At such date, the Company also had $2.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2014, Quaint Oak Bank had outstanding commitments to originate loans of $9.0 million and commitments under unused lines of credit of $15.3 million.

At September 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $27.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2014, we had $11.5 million of advances from the Federal Home Loan Bank of Pittsburgh and had $58.5 million in borrowing capacity.  In addition, as of September 30, 2014 Quaint Oak Bank had $1.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2014.  Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at September 30, 2014.

Our stockholders’ equity amounted to $17.3 million at September 30, 2014, an increase of $268,000, or 1.6% from $17.0 million at December 31, 2013.  Contributing to the increase was net income for the nine months ended September 30, 2014 of $881,000, common stock earned by participants in the employee stock ownership plan of $107,000, amortization of stock awards and options under our stock compensation plans of $99,000, and the issuance of stock under the Bank’s 401(k) Plan of $53,000.  These increases were partially offset by the purchase of 42,225 shares of the Company’s stock as part of the Company’s stock repurchase program for an aggregate purchase price of $708,000, dividends paid of $156,000, and an increase in other comprehensive loss of $8,000.  For further discussion of the stock compensation plans, see Note 9 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.00% and 8.00%, respectively.  At September 30, 2014, Quaint Oak Bank exceeded each of its capital requirements with ratios of 11.14%, 15.99% and 17.15%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2014, we had unfunded commitments under lines of credit of $15.3 million and $9.0 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 – July 31, 2014	-	$-	-	26,691
August 1, 2014 – August 31, 2014	-	-	-	26,691
September 1, 2014 – September 30, 2014	4,000	17.17	3,500	23,191
Total	4,000	$17.17	3,500	23,191

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

Date: November 12, 2014	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer
Date: November 12, 2014	By:	/s/John J. Augustine
John J. Augustine Chief Financial Officer