Form 10-K
period 2014-12-31
QUAINT OAK BANCORP INC
filed 2015-03-26
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2014
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  [   ]    NO  [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $17.16 on June 30, 2014, the last day of the Registrant's second quarter was $10,948,011 (912,362 shares outstanding less 274,366 shares held by affiliates at $17.16 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 2015: 909,719

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)            Portions of the Annual Report to Stockholders for the year ended December 31, 2014 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)            Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Quaint Oak Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Quaint Oak Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Quaint Oak Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Quaint Oak Bancorp is or will be engaged. Quaint Oak Bancorp undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report the terms "we," "us," and "our" refer to Quaint Oak Bancorp, a Pennsylvania corporation, or Quaint Oak Bank, a Pennsylvania chartered savings bank and wholly owned subsidiary of Quaint Oak Bancorp, as the context requires.  In addition, unless the context otherwise requires, references to the operations of Quaint Oak Bancorp include the operations of Quaint Oak Bank and its subsidiary companies.

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and a branch office located in the Lehigh Valley area of Pennsylvania.  Quaint Oak Bank through its subsidiary companies also conducts mortgage banking, real estate sales and title abstract businesses.  As of December 31, 2014, Quaint Oak Bank's primary market area includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania. As of December 31, 2014, Quaint Oak Bancorp had $155.6 million of total assets, $124.4 million of deposits and $17.6 million of stockholders' equity.  Quaint Oak Bancorp's stockholders' equity constituted 11.3% of total assets as of December 31, 2014.

Quaint Oak Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, commercial real estate, multi-family, construction loans, home equity loans and commercial lines of credit secured by property in our market area.   To a lesser extent, the Bank also invests in commercial business loans and other consumer loans.  In addition, Quaint Oak Bank offers mortgage banking, real estate sales and title abstract services through its subsidiary companies.  Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC").  Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking.  Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").  Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System").  Quaint Oak Bank is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained against deposits and certain other matters.

Quaint Oak Bancorp's principal executive offices are located at 501 Knowles Avenue, Southampton, Pennsylvania 18966 and its telephone number is (215) 364-4059.

Quaint Oak Bank's Lending Activities

General.  At December 31, 2014, the net loan portfolio of Quaint Oak Bank amounted to $123.3 million, representing approximately 79.2% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, multi-family residential loans, home equity loans, construction loans, commercial lines of credit and commercial business loans.  At December 31, 2014, one-to-four family residential loans amounted to $55.6 million, or 44.5% of its total loan portfolio of which $7.1 million, or 5.7% of the total loan portfolio consisted of owner occupied properties and $48.5 million or 38.8% of the total loan portfolio consisted of non-owner occupied properties.  At December 31, 2014, commercial real estate loans totaled $35.5 million, or 28.4% of its total loan portfolio.  Construction loans totaled $14.3 million, or 11.5% of the total loan portfolio at December 31, 2014.  Multi-family residential loans totaled $10.1 million, or 8.1% of the total loan portfolio at December 31, 2014.  Home equity loans totaled $7.0 million, or 5.6% of the total loan portfolio at December 31, 2014.  Quaint Oak Bank also offers commercial lines of credit, which amounted to $1.6 million, or 1.3% of the total loan portfolio at December 31, 2014, and commercial business loans which amounted to $749,000, or 0.6% of the total loan portfolio at December 31, 2014.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank's capital which amounts to $2.4 million at December 31, 2014.  At December 31, 2014, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were 2.0 million, $1.6 million, $1.5 million, $1.4 million, and $1.3 million.  The loans primarily consisted of multi-family residential loans and commercial real estate loans.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2014.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$7,085	5.7%	$8,900	8.3%
Non-owner occupied	48,554	38.8	43,489	40.2
Total one-to-four family residential loans	55,639	44.5	52,389	48.5

Multi-family (five or more) residential	10,132	8.1	6,023	5.6
Commercial real estate	35,523	28.4	25,863	23.9
Commercial lines of credit	1,623	1.3	1,880	1.7
Construction	14,303	11.5	16,038	14.8
Home equity	6,961	5.6	5,682	5.3
Total real estate loans	124,181	99.4	107,875	99.8

Commercial business	749	0.6	186	0.2
Other consumer	41	--	47	--
Total loans	124,971	100.0%	108,108	100.0%
Less:
Deferred loan fees and costs	(492)		(280)
Allowance for loan losses	(1,148)		(941)
Net loans	$123,331		$106,887
____________________

(1)    Does not include loans held for sale of $2.6 million and $1.1 million at December 31, 2014 and 2013, respectively.

Origination of Loans.  The lending activities of Quaint Oak Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. New loans are generated primarily through the efforts of the Company's loan officers, referrals from brokers and existing customers.  Loan applications are underwritten and processed by Quaint Oak Bank's credit administration department.

All loans are presented to the loan committee for review.  Quaint Oak Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Individual loans and loan relationships over $1.0 million must be approved by Quaint Oak Bank's loan committee, which currently consists of our President and Chief Executive Officer, Chairman of the Board, two other members of the Board of Directors, and three Quaint Oak Bank officers.

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2014 or 2013. We sold $51.8 million of loans in 2014 and $47.6 million of loans in 2013.

	Year Ended December 31,
	2014	2013
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$51,281	$41,319
One-to-four family residential non-owner occupied (2)	11,273	15,440
Multi-family residential	5,012	3,350
Commercial real estate and lines of credit	13,775	10,814
Construction	14,429	20,285
Home equity	2,061	1,644
Commercial business	646	166
Other consumer	20	--
Total loan originations	98,497	93,018
Loans sold	(51,802)	(47,647)
Loan principal repayments	(28,263)	(25,825)
Total loans sold and principal repayments	(80,065)	(73,472)
Decreases due to other items, net (3)	(530)	(727)
Net increase in loan portfolio	$17,902	$18,819
____________________
(1)     Includes $50.4 million and $40.5 million of loans originated for sale in 2014 and 2013, respectively.
(2)     Includes $2.9 million and $3.3 million of loans originated for sale in 2014 and 2013, respectively.
(3)    Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2014, before giving effect to net items, and excluding loans held for sale.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$1,422	$2,317	$--	$1,832	$10,606	$747	$11	$16,935
After one year through three years	1,324	1,414	242	425	2,000	252	48	5,705
After three years through five years	266	5,062	--	2,533	585	358	731	9,535
After five years through ten years	819	2,583	1,933	4,621	169	1,998	--	12,123
After ten years through 15 years	68	6,561	686	4,668	70	3,497	--	15,550
After 15 years	3,186	30,617	7,271	23,067	873	109	--	65,123
Total	$7,085	$48,554	$10,132	$37,146	$14,303	$6,961	$790	$124,971

          The following table shows the dollar amount of our loans at December 31, 2014 due after December 31, 2015 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$5,663	$--	$5,663
One-to-four family residential non-owner occupied	7,292	38,945	46,237
Multi-family residential	299	9,833	10,132
Commercial real estate and lines of credit	7,919	27,395	35,314
Construction	--	3,697	3,697
Home equity	2,704	3,510	6,214
Commercial business	749	--	749
Other consumer	30	--	30
Total	$24,656	$83,380	$108,036

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2014, $7.1 million, or 5.7%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans. All of these loans originated for portfolio have fixed rates of interest.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank's lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2014, $48.5 million, or 38.8%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

It is our policy to lend in a first lien position on non-owner occupied residential property with fixed and variable rates and terms generally up to 15 years or longer amortizations.  Generally, such loans are originated at a fixed rate with a three or five year maturity.  Such loans are generally limited to 75%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans' servicing rights.   For the year ended December 31, 2014, Quaint Oak Mortgage LLC originated $53.3 million of owner and non-owner occupied loans for sale and sold $51.8 million of loans in the secondary market.  For the year ended December 31, 2013, loans originated for sale through Quaint Oak Mortgage LLC totaled $43.8 million and $47.6 million of these loans were sold in the secondary market.

Multi-Family Residential  Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2014, $10.1 million, or 8.1%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2014, $35.5 million, or 28.4% of our total loan portfolio, before net items, consisted of commercial real estate loans and $1.6 million or 1.3% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

It is generally our policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties.  However, in rare instances, we may take a second lien position if approved by the loan committee.  Quaint Oak Bank offers fixed and variable rate mortgage loans with terms up to 15 years with longer amortizations.  Commercial real estate loans are limited to 70%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.  Commercial real estate loans are presented to the loan committee for review and approval, including analysis of the creditworthiness of the borrower.  The loan committee reviews the cash flows from the property to determine if the proceeds will adequately cover debt service.  A Debt Service Coverage Ratio (DSCR) is calculated using gross income minus operating expenses vs. debt service.  Quaint Oak Bank uses a DSCR of 1.20.  We obtain copies of leases to document income.  Assignments of rents and leases as well as the requirement to provide annual updates of financial information and rent rolls are included in the loan documentation.

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is less than 70% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2014, $14.3 million, or 11.5% of Quaint Oak Bank's total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans and home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2014, $7.0 million, or 5.6% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans.  Quaint Oak Bank originates loans to businesses primarily for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  At December 31, 2014, $749,000, or 0.6% of Quaint Oak Bank's total loan portfolio, before net items, consisted of commercial business loans.

Other Consumer Loans.  Quaint Oak Bank originates auto loans and loans secured by savings accounts in order to accommodate its existing customers.  At December 31, 2014, $41,000 of Quaint Oak Bank's total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $2.0 million and $1.2 million of non-accrual loans at December 31, 2014 and December 31, 2013, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $111,000 and $574,000 at December 31, 2014 and 2013, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2014.

	December 31, 2014
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	4	$589	2	$837
One-to-four family residential-non-owner occupied	10	735	13	972
Multi-family residential	--	--	1	67
Commercial real estate and lines of credit	8	1,051	5	910
Construction	1	107	--	--
Home equity	1	99	1	45
Total delinquent loans	24	$2,581	22	$2,831
Delinquent loans to total net loans		2.09%		2.30%
Delinquent loans to total loans		2.07%		2.26%

            Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2014	2013
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$588	$303
One-to-four family residential-non-owner occupied	836	378
Multi-family residential	67	--
Commercial real estate and lines of credit	489	474
Home equity	45	30
Total non-accruing loans	2,025	1,185
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	249	256
One-to-four family residential-non-owner occupied	136	197
Multi-family residential	--	75
Commercial real estate and lines of credit	421	200
Home equity	--	--
Total accruing loans 90 days or more past due	806	728
Total non-performing loans (1)	2,831	1,913
Other real estate owned, net	111	574
Total non-performing assets	2,942	2,487
Troubled debt restructurings (2)	796	830
Total non-performing assets and troubled debt restructurings	$3,738	$3,317
Total non-performing loans as a percentage of loans, net	2.30%	1.79%
Total non-performing loans as a percentage of total assets	1.82%	1.50%
Total non-performing assets as a percentage of total assets	1.89%	1.95%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	2.40%	2.60%
_________________
(1)              Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)              Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

        At December 31, 2014, we had eleven loans totaling $951,000 that were identified as troubled debt restructurings.  Six of these loans totaling $581,000 were performing in accordance with their modified terms, three loans totaling $215,000 were 30-89 days delinquent, and two loans totaling $155,000 were on non-accrual.  There was a $17,000 allowance for loan losses allocated to these loans at December 31, 2014. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2014, Quaint Oak Bank's allowance for loan losses amounted to $1.1 million.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2014	2013

	(Dollars in Thousands)
Total loans outstanding at end of period, net	$123,331	$106,887

Average loans outstanding (1)	$116,249	$93,766

Allowance for loan losses, beginning of period	$941	$860
Provision for loan losses	394	240
Charge-offs:
One-to-four family residential owner occupied	(57)	(15)
One-to-four family residential non-owner occupied	--	(75)
Commercial real estate and lines of credit	(133)	--
Home equity	--	(69)
Total charge-offs	(190)	(159)
Recoveries on loans previously charged-off:
Commercial real estate and lines of credit	3	--
Total recoveries	3	--
Allowance for loan losses, end of period	$1,148	$941

Allowance for loan losses as a percent of non-performing loans	40.55%	49.19%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.16%
___________________________ (1) Excludes loans held for sale.

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.
	December 31,
	2014		2013
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$75	5.7%	$59	8.3%
One-to-four family residential non-owner occupied	418	38.9	424	40.2
Multi-family residential	60	8.1	36	5.6
Commercial real estate and lines of credit	324	29.7	199	25.6
Construction	122	11.4	96	14.8
Home equity	46	5.6	50	5.3
Commercial business and other consumer	7	0.6	2	0.2
Unallocated	96	--	75	--
Total	$1,148	100.0%	$941	100.0%

 The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These loss factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is our policy to establish a specific reserve for loss on any delinquent loan when we determine that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

       Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders' equity as accumulated other comprehensive income.  At December 31, 2014, we had $1.7 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2013 and 2014.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2014	2013
	(In Thousands)
Interest-earning time deposits with other financial institutions	$6,660	$7,633
Short-term bond fund	1,180	1,159
Limited-term bond fund	526	521
FHLB of Pittsburgh stock	527	421
Total	$8,893	$9,734

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014.

	Amounts at December 31, 2014 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$2,337	0.84%	$4,323	1.79%	$--	--%	$--	--%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak  Bank offers a variety of deposit accounts with a range of rates and terms.  Our deposit accounts consist of certificates of deposit and various savings products.  In December 2014, we introduced non-interest bearing business and consumer checking accounts.

Quaint Oak Bank has not solicited deposits from outside Pennsylvania or paid fees to brokers to solicit funds for deposit.  At December 31, 2014, approximately 10% of Quaint Oak Bank's total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2014		2013
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$13,897	11.2%	$19,596	19.0%
1.00% - 1.99%	58,900	47.3	32,745	31.7
2.00% - 2.99%	15,393	12.4	18,625	18.0
3.00% - 3.99%	8,144	6.6	9,254	9.0
4.00% - 4.99%	--	--	15	--
Total certificate accounts	96,334	77.5	80,235	77.7
Transaction accounts:
Non-interest bearing checking accounts	640	0.5	--	--
Passbook	2,573	2.1	2,655	2.6
Statement savings accounts	5,655	4.5	5,496	5.3
eSavings accounts	19,203	15.4	14,938	14.4
Total transaction accounts	28,071	22.5	23,089	22.3
Total deposits	$124,405	100.0%	$103,324	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2014			2013
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook	$2,719	$4	0.15%	$2,783	$5	0.18%
Statement savings accounts	5,721	21	0.37	5,512	21	0.38
eSavings accounts	16,027	119	0.74	13,547	103	0.76
Certificates of deposit	88,518	1,534	1.73	80,901	1,511	1.87
Total deposits	$112,985	$1,678	1.49%	$102,743	$1,640	1.60%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2014	2013

	(In Thousands)
Total deposits	$37,854	$26,651
Total withdrawals	(18,424)	(22,002)
Interest credited	1,651	1,637
Total increase in deposits	$21,081	$6,286

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2014.

	Balance at December 31, 2014 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2015	2016	2017	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$13,042	$855	$--	$--	$13,897
1.00% - 1.99%	2,486	20,033	14,837	21,544	58,900
2.00% - 2.99%	3,639	6,831	4,923	--	15,393
3.00% - 3.99%	8,144	--	--	--	8,144
Total certificate accounts	$27,311	$27,719	$19,760	$21,544	$96,334

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2014 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2015	$1,929	2.16%
June 30, 2015	4,088	1.95
September 30, 2015	2,739	2.31
December 31, 2015	2,227	1.91
After December 31, 2015	32,916	1.72
Total certificates of deposit with balances of $100,000 or more	$43,899	1.80%

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

As of December 31, 2014, Quaint Oak Bank was permitted to borrow up to an aggregate total of $61.4 million from the Federal Home Loan Bank of Pittsburgh.  Quaint Oak Bank's Federal Home Loan Bank advances outstanding were $11.5 million and $5.5 million at December 31, 2014 and 2013, respectively.   As of December 31, 2014 Quaint Oak Bank has $1.0 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2014 and December 31, 2013. Quaint Oak Bank currently has two additional line of credit commitments with two different banks totaling $1.5 million.  There were no borrowings under these lines of credit at December 31, 2014 and December 31, 2013.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$7,682	$1,486
Maximum amount outstanding at any month-end during the period	11,500	5,500
Balance outstanding at end of period	7,000	5,500
Average interest rate during the period	0.27%	2.83%
Weighted average interest rate at end of period	0.27%	0.25%

	At or For the Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
FHLB long-term borrowings:
Average balance outstanding	$1,391	$--
Maximum amount outstanding at any month-end during the period	4,500	--
Balance outstanding at end of period	4,500	--
Average interest rate during the period	1.50%	--%
Weighted average interest rate at end of period	1.46%	--%

Total Employees

We had 47 full-time employees and 4 part-time employees at December 31, 2014. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2014, our primary market area for loans and deposits is in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates one branch banking office in Allentown, Pennsylvania.  Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east.  In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties.  We expect population growth and new housing growth will likely remain above the state average in the near term.  Income and wealth demographics are also above both national and Pennsylvania averages.  The Lehigh Valley area is one of the fastest growing regions in Pennsylvania due in part to its reasonable business climate and lower cost of living in comparison to its surrounding areas and states.  In March 2014, the Lehigh Valley was recognized by a leading business publication as the second-best performing region of its size for economic development in the entire United States.

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

REGULATION

Regulation of Quaint Oak Bancorp

General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners' Loan Act to be treated as a "savings association" for purposes of Section 10 of the Home Owners' Loan Act.  As a result, Quaint Oak Bancorp is currently regulated by the Federal Reserve Board and is subject to the regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and Securities and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Federal Reserve Board's Qualified Thrift Lender test, dividend restrictions and transactions with affiliates regulations.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2014, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

If the subsidiary savings association fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners' Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

Qualified Thrift Lender Test. A savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners' Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Currently the Qualified Thrift Lender test in the Home Owners' Loan Act requires that 65% of an institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every twelve months.  To be a Qualified Thrift Lender under the IRS test, the savings institution must meet the "business operations test" and a "60 percent assets test", each defined in the Internal Revenue Code.  A savings association subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test is immediately subject to the following restrictions on its operations:

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

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for both a national bank and a savings association (subject to safety and soundness considerations).  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the Qualified Thrift Lender test is also subject to an enforcement action for violation of the Home Owners' Loan Act, as amended.

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2014, 94% of its portfolio assets meet the requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2014, was in compliance with the above restrictions.

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

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution's total assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

    The following aspects of the financial reform and consumer protection act are related to the operations of Quaint Oak Bancorp:

•	Authority over savings and loan holding companies was transferred to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies are extended to thrift holding companies.
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

•
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Recent Regulatory Capital Regulations

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Quaint Oak Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

     Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements, including certain of the new capital regulations described above.  However, legislation enacted in late 2014 exempts certain small savings and loan holding companies like Quaint Oak Bancorp from those requirements provided that they meet certain conditions.  Regulations were recently promulgated to implement the exemption.

Volcker Rule Regulations

Regulations were adopted in 2013 by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  Quaint Oak is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

The Federal Deposit Insurance Corporation's risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories based upon supervisory and capital evaluations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  To implement the 2010 legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessment rates are between 2.5 and 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

At December 31, 2014, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 15 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At December 31, 2014, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution's failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Quaint Oak Bank received a "satisfactory" Community Reinvestment Act rating in its most recently completed examination.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank's capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2014, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2014, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2014, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2011.

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2014 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Quaint Oak Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Quaint Oak Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of Quaint Oak Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Quaint Oak Bank's four active subsidiaries (Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, and QOB Properties, LLC) and one inactive subsidiary (Quaint Oak Insurance) are subject to the Pennsylvania Capital Stock and Franchise Tax.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2014 with respect to our main office located in Southampton, Pennsylvania, and our branch office, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/2021(1)	$250	$100,935
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,072	23,470
_______________ (1) Such lease has a five year renewal option which would commence on December 1, 2021 and end on November 30, 2026.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)            Quaint Oak Bancorp's common shares trade on the OTCQX, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2014 and 2013.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTC Markets Group Inc.

Quarter ended:	High	Low	Cash dividends per shares

December 31, 2014	$20.00	$17.40	$0.06
September 30, 2014	$17.95	$16.50	$0.06
June 30, 2014	$17.16	$16.31	$0.06
March 31, 2014	$17.15	$16.00	$0.06

Quarter ended:	High	Low	Cash dividends per share

December 31, 2013	$16.20	$15.51	$0.05
September 30, 2013	$16.25	$15.80	$0.05
June 30, 2013	$16.35	$15.50	$0.05
March 31, 2013	$15.75	$11.00	$0.05

           As of March 20, 2015 Quaint Oak Bancorp had 909,719 common shares outstanding held of record by 178 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

  (b)            Not applicable.

  (c)            Purchases of Equity Securities

Quaint Oak Bancorp's repurchases of its common stock made during the quarter ended December 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014 – October 31, 2014	--	$--	--	23,191
November 1, 2014 – November 30, 2014	--	--	--	23,191
December 1, 2014 – December 31, 2014	2,800	18.59	2,800	20,391
Total	2,800	$18.59	2,800	20,391

Notes to this table:
(1)
On  February  21,  2014,  the  Board  of  Directors  of Quaint Oak Bancorp approved its fourth share repurchase program which provides for the repurchase of up to 34,716 shares, or approximately 2.5% of the Company's issued and outstanding shares of common stock, and announced the fourth repurchase program on Form 8-K filed on February 26, 2014.  The repurchase program does not have an expiration date.

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from page 2 of the Annual Report attached hereto as Exhibit 13.0 ("Annual Report").

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014.  Based on their evaluation of Quaint Oak Bancorp's disclosure controls and procedures, Quaint Oak Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management of Quaint Oak Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

•	Maintain records that accurately reflect Quaint Oak Bancorp's transactions;

•	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	Prevent and detect unauthorized acquisition, use or disposition of Quaint Oak Bancorp's assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp's controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp's internal control over financial reporting was effective as of December 31, 2014.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2014 that has materially affected, or is reasonably likely to terially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in Quaint Oak Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2015 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

Quaint Oak Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Quaint Oak Bancorp and Quaint Oak Bank. A copy of the Code of Ethics is available on the Company's website at www.quaintoak.com.

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director Compensation" and "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan, 2008 Recognition and Retention Plan, and the 2013 Stock Incentive Plan.  All of these plans were approved by our shareholders.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	205,553	(1)	$12.59	(1)	38,102
Equity compensation plans not approved by security holders	--		--		--
Total	205,553		$12.59		38,102
___________________
(1)	Includes 20,983 shares subject to restricted stock grants which were not vested as of December 31, 2014. The weighted-average exercise price excludes such restricted stock grants.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required herein is incorporated by reference from the information contained in the section captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Transactions with Certain Related Persons" in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

(2)            All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)            Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(4)
10.5	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan	(5)
10.6	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended *	Filed herewith
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business - Subsidiaries" of this Form 10-K for the required information	--
23.0	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).

(Footnotes continued on following page)

_____________
(3)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008.
(4)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on September 18, 2012 (File No. 000-52694).
(5)	Incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders held on May 8, 2013 (Commission File No. 000-526341) filed with the Commission on April 8, 2013.

(b)	Exhibits
The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 26, 2015	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive	March 26, 2015
Robert T. Strong

/s/John J. Augustine	Chief Financial Officer	March 26, 2015
John J. Augustine

/s/Robert J. Phillips	Chairman	March 26, 2015
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 26, 2015
George M. Ager, Jr.

/s/James J. Clarke	Director	March 26, 2015
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 26, 2015
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 26, 2015
Kenneth R. Gant

/s/Marsh B. Spink	Director	March 26, 2015
Marsh B. Spink