Form 10-Q
period 2015-03-31
QUAINT OAK BANCORP INC
filed 2015-05-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

(215) 364-4059
(Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 12, 2015, 912,589 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2015	2014
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$290	$696
Due from banks, interest-bearing	4,688	13,241
Cash and cash equivalents	4,978	13,937
Investment in interest-earning time deposits	6,665	6,660
Investment securities available for sale	1,723	1,706
Loans held for sale	2,360	2,556
Loans receivable, net of allowance for loan losses
(2015 $1,185; 2014 $1,148)	133,251	123,331
Accrued interest receivable	848	788
Investment in Federal Home Loan Bank stock, at cost	527	527
Bank-owned life insurance	3,570	3,549
Premises and equipment, net	1,675	1,639
Other real estate owned, net	371	111
Prepaid expenses and other assets	1,090	839
Total Assets	$157,058	$155,643

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$307	$640
Interest-bearing	125,867	123,765
Total deposits	126,174	124,405
Federal Home Loan Bank short-term borrowings	7,000	7,000
Federal Home Loan Bank long-term borrowings	4,500	4,500
Accrued interest payable	103	108
Advances from borrowers for taxes and insurance	1,067	1,592
Accrued expenses and other liabilities	401	463
Total Liabilities	139,245	138,068

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 1,388,625 issued; 909,899 and 909,285 outstanding at March 31, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	13,887	13,828
Treasury stock, at cost: 2015 478,726 shares; 2014 479,340 shares	(4,969)	(4,973)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(438)	(455)
Recognition & Retention Plan Trust (RRP)	(94)	(94)
Accumulated other comprehensive loss	(33)	(36)
Retained earnings	9,446	9,291
Total Stockholders' Equity	17,813	17,575
Total Liabilities and Stockholders' Equity	$157,058	$155,643

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Interest Income	(In thousands, except share data)

Interest on loans	$1,928	$1,718
Interest and dividends on time deposits and investment securities	62	41
Total Interest Income	1,990	1,759

Interest Expense

Interest on deposits	456	386
Interest on Federal Home Loan Bank borrowings	19	3
Total Interest Expense	475	389

Net Interest Income	1,515	1,370

Provision for Loan Losses	88	100

Net Interest Income after Provision for Loan Losses	1,427	1,270

Non-Interest Income

Mortgage banking and title abstract fees	104	72
Other fees and services charges	22	24
Income from bank-owned life insurance	21	-
Net gain on the sale of loans	260	234
Gain on the sale of SBA loans	7	-
Loss on sale of other real estate owned	-	(23)
Other	5	4
Total Non-Interest Income, net	419	311

Non-Interest Expense

Salaries and employee benefits	1,040	820
Directors' fees and expenses	52	53
Occupancy and equipment	149	134
Professional fees	66	78
FDIC deposit insurance assessment	28	25
Other real estate owned expenses	8	8
Advertising	31	26
Other	126	101
Total Non-Interest Expense	1,500	1,245

Income before Income Taxes	346	336

Income Taxes	137	136

Net Income	$209	$200

Earnings per share – basic	$0.25	$0.23
Average shares outstanding - basic	851,794	857,963
Earnings per share - diluted	$0.23	$0.22
Average shares outstanding - diluted	926,107	907,798

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net Income	$209	$200

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	4	-
Income tax effect	(1)	-
Net other comprehensive income	3	-

Total Comprehensive Income	$212	$200

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholder's Equity (Unaudited)

For the Three Months Ended March 31, 2015
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in		by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Treasury Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2014	909,285	$14	$13,828	$(4,973)	$(549)	$(36)	$9,291	$17,575

Common stock allocated by ESOP			19		17			36

Treasury stock purchased	(250)			(5)				(5)

Reissuance of treasury stock under 401(k) Plan	864		8	9				17

Stock based compensation expense			32					32

Cash dividends declared ($0.06 per share)							(54)	(54)

Net income							209	209

Other comprehensive income, net						3		3
BALANCE – MARCH 31, 2015	909,899	$14	$13,887	$(4,969)	$(532)	$(33)	$9,446	$17,813

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities	(In Thousands)
Net income	$209	$200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	88	100
Depreciation expense	43	40
Accretion of deferred loan fees and costs, net	(80)	(65)
Stock-based compensation expense	68	78
Net gain on the sale of loans	(260)	(234)
Gain on the sale of SBA loans	(7)	-
Net loss on sale of other real estate owned	-	23
Increase in the cash surrender value of bank-owned life insurance	(21)	-
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(8,802)	(8,235)
Loans held for sale-proceeds	9,258	6,660
Accrued interest receivable	(60)	(8)
Prepaid expenses and other assets	(252)	(273)
Accrued interest payable	(5)	10
Accrued expenses and other liabilities	(62)	63
Net Cash Provided by (Used in) Operating Activities	117	(1,641)
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(5)	(33)
Purchase of investment securities available for sale	(13)	(13)
Net increase in loans receivable	(10,181)	(5,951)
Net increase in investment in Federal Home Loan Bank stock	-	(80)
Proceeds from the sale of other real estate owned	-	153
Capitalized expenditures on other real estate owned	-	(10)
Purchase of premises and equipment	(79)	(36)
Net Cash Used in Investing Activities	(10,278)	(5,970)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits and savings accounts	(600)	678
Net increase in certificate accounts	2,369	3,517
Proceeds from Federal Home Loan Bank borrowings	-	2,000
Dividends paid	(54)	(46)
Purchase of treasury stock	(5)	(631)
Proceeds from the reissuance of treasury stock	17	-
Decrease in advances from borrowers for taxes and insurance	(525)	(480)
Net Cash Provided by Financing Activities	1,202	5,038
Net Decrease in Cash and Cash Equivalents	(8,959)	(2,573)
Cash and Cash Equivalents – Beginning of Year	13,937	6,184
Cash and Cash Equivalents – End of Year	$4,978	$3,611

Cash payments for interest	$480	$379
Cash payments for income taxes	$350	$272
Transfer of loans to other real estate owned	$260	$-

See accompanying notes to consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At March 31, 2015, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank's election under Section 10(l) of the Home Owners' Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank's two branch offices includes Bucks, Montgomery, Lehigh and Northampton Counties, Pennsylvania, and northeast Philadelphia and the surrounding area.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, savings accounts and money market accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2014 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2014 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's most significant estimates are the determination of the allowance for loan losses, the assessment of other than temporarily impaired securities and valuation of deferred tax assets.

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
The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  Commercial business loans are loans to businesses primarily for purchase of business essental equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. The consumer loan segment consists of the following classes: home equity loans and other consumer loans. Included in the home equity class are home equity loans and home equity lines of credit. Included in the other consumer are loans secured by savings accounts and auto loans.
The accrual of interest is generally discontinued when principal or interest has become 90 days past due unless the loan is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal.  Generally, a loan is restored to accrual status when the obligation is brought current, it has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Allowance for Loan Losses.  The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans receivable. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are designated as impaired. For loans that are designated as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current economic environment.  Residential mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish a specific reserve for loss on any delinquent loan when it determines that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

A loan is identified as a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to a debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan's stated maturity date at less than a current market rate of interest. Loans identified as TDRs are designated as impaired.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Loans Held for Sale.  Loans originated by the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, are intended for sale in the secondary market and are carried at the lower of cost or fair value (LOCOM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2015 and 2014.

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
At March 31, 2015, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 9.
The Company also has an employee stock ownership plan ("ESOP").  This plan is more fully described in Note 9.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
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
Earnings per Share. Amounts reported in earnings per share reflect earnings available to common stockholders' for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the "treasury stock" method.
Recent Accounting Pronouncements.  In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This Update did not have a significant impact on the Company's financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update did not have a significant impact on the Company's financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This Update is not expected to have a significant impact on the Company's financial statements.

Reclassifications.   Certain items in the 2014 consolidated financial statements have been reclassified to conform to the presentation in the 2015 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2015 and 2014 all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2015	2014

Net Income	$209,000	$200,000

Weighted average shares outstanding – basic	851,794	857,963
Effect of dilutive common stock equivalents	74,313	49,835
Adjusted weighted average shares outstanding – diluted	926,107	907,798

Basic earnings per share	$0.25	$0.23
Diluted earnings per share	$0.23	$0.22

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2015 and 2014 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2015	2014

Balance at the beginning of the period	$(36)	$(18)
Other comprehensive income before classifications	3	-
Amount reclassified from accumulated other comprehensive loss	-	-
Total other comprehensive income	3	-
Balance at the end of the period	$(33)	$(18)
__________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2015 and December 31, 2014, by contractual maturity, are shown below:

	March 31, 2015	December 31, 2014
	(In Thousands)
Due in one year or less	$2,596	$2,337
Due after one year through five years	4,069	4,323
	$6,665	$6,665

Note 5 – Investment Securities Available for Sale
The amortized cost and fair value of investment securities available for sale at March 31, 2015 and December 31, 2014 are summarized below (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,225	$-	$(34)	$1,191
Limited-term bond fund	548	-	(16)	532
	$1,773	$-	$(50)	$1,723

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,214	$-	$(34)	$1,180
Limited-term bond fund	546	-	(20)	526
	$1,760	$-	$(54)	$1,706

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (in thousands):
	March 31, 2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$-	$-	$1,191	$(34)	$1,191	$(34)
Limited-term bond fund	1	-	-	532	(16)	532	(16)
Total	2	$-	$-	$1,723	$(50)	$1,723	$(50)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
	December 31, 2014
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$-	$-	$1,180	$(34)	$1,180	$(34)
Limited-term bond fund	1	-	-	526	(20)	526	(20)
Total	2	$-	$-	$1,706	$(54)	$1,706	$(54)

At March 31, 2015, there were two bond funds in an unrealized loss position that at such date had an aggregate depreciation of 2.84% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2015 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three months ended March 31, 2015 or 2014.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	March 31, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$7,254	$7,085
Non-owner occupied	49,512	48,554
Total one-to-four family residential	56,766	55,639

Multi-family (five or more) residential	10,615	10,132
Commercial real estate	39,002	35,523
Commercial lines of credit	2,021	1,623
Construction	17,718	14,303
Home equity loans	7,147	6,961
Total real estate loans	133,269	124,181

Commercial business	1,678	749
Other consumer	12	41
Total Loans	134,959	124,971

Deferred loan fees and costs	(523)	(492)
Allowance for loan losses	(1,185)	(1,148)

Net Loans	$133,251	$123,331

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2015 and December 31, 2014  (in thousands):

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$6,425	$-	$829	$-	$7,254
One-to-four family residential non-owner occupied	47,738	474	1,148	152	49,512
Multi-family residential	10,545	70	-	-	10,615
Commercial real estate and lines of credit	39,403	565	723	332	41,023
Construction	17,718	-	-	-	17,718
Home equity	7,013	-	89	45	7,147
Commercial business and other consumer	1,690	-	-	-	1,690
	$130,532	$1,109	$2,789	$529	$134,959

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$6,132	$116	$837	$-	$7,085
One-to-four family residential non-owner occupied	46,971	38	1,317	228	48,554
Multi-family residential	10,065	-	67	-	10,132
Commercial real estate and lines of credit	35,984	293	537	332	37,146
Construction	14,303	-	-	-	14,303
Home equity	6,654	172	90	45	6,961
Commercial business and other consumer	790	-	-	-	790
	$120,899	$619	$2,848	$605	$124,971

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$829	$835	$-	$837	$-
One-to-four family residential non-owner occupied	1,148	1,156	-	1,159	31
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	722	726	-	727	3
Construction	-	-	-	-	-
Home equity	89	89	-	89	2
Commercial business and other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	152	154	13	153	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	332	332	29	332	2
Construction	-	-	-	-	-
Home equity	45	45	8	45	-
Commercial business and other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$829	$835	$-	$837	$-
One-to-four family residential non-owner occupied	1,300	1,310	13	1,312	31
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1,054	1,058	29	1,059	5
Construction	-	-	-	-	-
Home equity	134	134	8	134	2
Commercial business and other consumer	-	-	-	-	-
Total	$3,317	$3,337	$50	$3,342	$38

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$837	$837	$-	$839	$15
One-to-four family residential non-owner occupied	1,317	1,333	-	1,341	39
Multi-family residential	67	72	-	74	-
Commercial real estate and lines of credit	537	537	-	542	17
Construction	-	-	-	-	-
Home equity	90	90	-	93	7
Commercial business and other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	228	231	29	231	-
Multi-family residential	-	-	--	-	-
Commercial real estate and lines of credit	332	332	29	331	10
Construction	-	-	--	-	-
Home equity	45	45	8	46	-
Commercial business and other consumer	-	-	--	-	-

Total:
One-to-four family residential owner occupied	$837	$837	$-	$839	$15
One-to-four family residential non-owner occupied	1,545	1,564	29	1,572	39
Multi-family residential	67	72	-	74	-
Commercial real estate and lines of credit	869	869	29	873	27
Construction	-	-	-	-	-
Home equity	135	135	8	139	7
Commercial business and other consumer	-	-	-	-	-
Total	$3,453	$3,477	$66	$3,497	$88

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At March 31, 2015, the Company had fourteen loans totaling $1.2 million that were identified as troubled debt restructurings.  Two of these loans totaling $152,000 were on non-accrual and twelve loans totaling $1.1 million were performing in accordance with their modified terms.  At December 31, 2014, the Company had eleven loans totaling $951,000 that were identified as troubled debt restructurings.  Two of these loans totaling $155,000 were on non-accrual, three loans totaling $215,000 were 30-89 days delinquent, and six loans totaling $581,000 were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	10	999	152	847	13
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	89	-	89	-
Commercial business and other consumer	-	-	-	-	-
Total	14	$1,221	$152	$1,069	$20

	December 31, 2014
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	728	155	573	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	90	-	90	-
Commercial business and other consumer	-	-	-	-	-
Total	11	$951	$155	$796	$17

The contractual aging of the TDRs in the table above as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	847	-	-	152	999
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	89	-	-	-	89
Commercial business and other consumer	-	-	-	-	-
Total	$1,069	$-	$-	$152	$1,221

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2014
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	358	215	-	155	728
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	90	-	-	-	90
Commercial business and other consumer	-	-	-	-	-
Total	$581	$215	$-	$155	$951

During the three months ended March 31, 2015 there were three new TDRs identified totaling $276,000.  All three TDRs were granted term concessions.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2015 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  The Company did not have any troubled debt restructurings default within the three months ended March 31, 2015.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2015 and recorded investment in loans receivable as of March 31, 2015 (in thousands):

	March 31, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148
Charge-offs	-	(51)	-	-	-	-	-	-	(51)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(11)	45	3	29	38	(2)	8	(22)	88
Ending balance	$64	$412	$63	$353	$160	$44	$15	$74	$1,185

Ending balance evaluated
for impairment:
Individually	$-	$13	$-	$29	$-	$8	$-	$-	$50
Collectively	$64	$399	$63	$324	$160	$36	$15	$74	$1,135

Loans receivable:
Ending balance:	$7,254	$49,512	$10,615	$41,023	$17,718	$7,147	$1,690	$-	$134,959

Ending balance evaluated
for impairment:
Individually	$829	$1,300	$-	$1,054	$-	$134	$-	$-	$3,317
Collectively	$6,425	$48,212	$10,615	$39,969	$17,718	$7,013	$1,690	$-	$131,642

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2014 (in thousands):

	March 31, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	2	26	12	104	6	4	1	(55)	100
Ending balance	$61	$450	$48	$303	$102	$54	$3	$20	$1,041

Ending balance evaluated
for impairment:
Individually	$-	$16	$-	$112	$-	$-	$-	$-	$128
Collectively	$61	$434	$48	$191	$102	$54	$3	$20	$913

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2014 and recorded investment in loans receivable as of December 31, 2014 (in thousands):

	December 31, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	(57)	-	-	(133)	-	-	-	-	(190)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	73	(6)	24	255	26	(4)	5	21	394
Ending balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148

Ending balance evaluated
for impairment
Individually	$-	$29	$-	$29	$-	$8	$-	$-	$66
Collectively	$75	$389	$60	$295	$122	$38	$7	$96	$1,082

Loans receivable:
Ending balance	$7,085	$48,554	$10,132	$37,146	$14,303	$6,961	$790	$-	$124,971

Ending balance evaluated
for impairment
Individually	$837	$1,545	$67	$869	$-	$135	$-	$-	$3,452
Collectively	$6,248	$47,009	$10,065	$36,277	$14,303	$6,826	$790	$-	$121,519

The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied class for the three months ended March 31, 2015, due to increased charge-off activity in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the three months ended March 31, 2015, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the 1-4 family residential owner occupied portfolio classes for the three months ended March 31, 2015, due to decreased activity in this portfolio class.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
One-to-four family residential owner occupied	$829	$588
One-to-four family residential non-owner occupied	318	836
Multi-family residential	-	67
Commercial real estate and lines of credit	677	489
Construction	-	-
Home equity	45	45
Commercial business and other consumer	-	-
	$1,869	$2,025

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.6 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2015 and 2014 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $32,000 and $11,000 for the three months ended March 31, 2015 and 2014, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$217	$961	$1,178	$6,076	$7,254	$132
One-to-four family residential non-owner occupied	674	713	1,387	48,125	49,512	395
Multi-family residential	-	-	-	10,615	10,615	-
Commercial real estate and lines of credit	630	805	1,435	39,588	41,023	128
Construction	651	-	651	17,067	17,718	-
Home equity	-	144	144	7,003	7,147	99
Commercial business and other consumer	-	-	-	1,690	1,690	-
	$2,172	$2,623	$4,795	$130,164	$134,959	$754

	December 31, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$589	$837	$1,426	$5,659	$7,085	$249
One-to-four family residential non-owner occupied	735	972	1,707	46,847	48,554	136
Multi-family residential	-	67	67	10,065	10,132	-
Commercial real estate and lines of credit	1,051	910	1,961	35,185	37,146	421
Construction	107	-	107	14,196	14,303	-
Home equity	99	45	144	6,817	6,961	-
Commercial business and other consumer	-	-	-	790	790	-
	$2,581	$2,831	$5,412	$119,559	$124,971	$806

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2015	December 31, 2014
Non-interest bearing checking accounts	$307	$640
Passbook accounts	2,045	2,573
Savings accounts	4,549	5,655
Money market accounts	20,570	19,203
Certificates of deposit	98,703	96,334
Total deposits	$126,174	$124,405

Note 8 – Borrowings

Federal Home Loan Bank borrowings consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$7,000	0.33%	$7,000	0.27%

Fixed rate borrowings maturing:
2016	$1,000	0.88%	$1,000	0.88%
2017	1,500	1.30	1,500	1.30
2018	1,000	1.71	1,000	1.71
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$4,500	1.46%	$4,500	1.46%

Note 9 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 111,090 shares of the Company's then outstanding common stock in the open market at an average price of $9.35 for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months March 31, 2015 and 2014 the Company recognized $36,000 and $34,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 55,545 shares of the Company's stock in the open market at an average price of $9.36 totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan provides that no more than 24,375, or 25%, of the shares may be granted as restricted stock awards.

As of March 31, 2015, a total of 20,983 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and up to 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of March 31, 2015 and 2014 and changes during the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2015		March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	20,983	$16.18	26,500	$16.11
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	20,983	$16.18	26,500	$16,11

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2015 and 2014, the Company recognized approximately $21,000 and $22,000 of compensation expense, respectively. A tax benefit of approximately $7,000 was recognized during each of these periods.  As of March 31, 2015, approximately $265,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

Stock Option Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the "Option Plan").  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 138,863 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Stock Incentive Plan approved by shareholders in May 2013 covered a total of 97,500 shares, of which 24,375 may be restricted stock awards, for a balance of 73,125 stock options assuming all the restricted shares are awarded.

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

As of March 31, 2015, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of March 31, 2015 and 2014 and changes during the three months ended March 31, 2015 and 2014 is as follows:

	2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	184,570	$12.59	5.7	184,570	$12.59	6.5
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	5.2	184,570	$12.59	6.2
Exercisable at the end of the period	122,809	$10.78	3.1	106,665	$10.00	4.1

During each of the three months ended March 31, 2015 and 2014, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000 was recognized during each of these periods.  As of March 31, 2015, approximately $141,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value.  The three broad levels of pricing are as follows:
Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level II: Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.
Level III: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:
Investment Securities Available-For-Sale: The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1).

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with US GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
Impaired Loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans less estimated costs to sell. Collateral is primarily in the form of real estate. The use of independent appraisals, discounted cash flow models and management's best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within level 3 of the fair value hierarchy.

Other Real Estate Owned: Other real estate owned is carried at the lower of the investment in the real estate or the fair value of the real estate less estimated selling costs. The use of independent appraisals and management's best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and therefore other real estate owned is classified within level 3 of the fair value hierarchy.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2015 (in thousands):
	March 31, 2015
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,191	$1,191	$-	$-
Limited-term bond fund	532	532	-	-
Total investment securities available for sale	$1,723	$1,723	$-	$-
Total recurring fair value measurements	$1,723	$1,723	$-	$-

Nonrecurring fair value measurements
Impaired loans	$3,267	$-	$-	$3,267
Other real estate owned	371	-	-	371
Total nonrecurring fair value measurements	$3,638	$-	$-	$3,638

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 (in thousands):
	December 31, 2014
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,180	$1,180	$-	$-
Limited-term bond fund	526	526	-	-
Total investment securities available for sale	$1,706	$1,706	$-	$-
Total recurring fair value measurements	$1,706	$1,706	$-	$-

Nonrecurring fair value measurements
Impaired loans	$3,387	$-	$-	$3,387
Other real estate owned	111	-	-	111
Total nonrecurring fair value measurements	$3,498	$-	$-	$3,498

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,267	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-19% (2%)

Other real estate owned	$371	Appraisal of collateral (1)	Appraisal adjustments (2)	1%-46% (12%)

	December 31, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,387	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-33% (2%)

Other real estate owned	$111	Appraisal of collateral (1)	Appraisal adjustments (2)	1%(1%)

___________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The estimated fair values of the Company's financial instruments were as follows at March 31, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements at
			March 31, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$4,978	$4,978	$4,978	$-	$-
Investment in interest-earning time deposits	6,665	6,749	-	-	6,749
Investment securities available for sale	1,723	1,723	1,723	-	-
Loans held for sale	2,360	2,455	-	2,455	-
Loans receivable, net	133,251	135,210	-	-	135,210
Accrued interest receivable	848	848	848	-	-
Investment in FHLB stock	527	527	527	-	-
Bank-owned life insurance	3,570	3,570	3,570	-	-

Financial Liabilities
Deposits	126,174	127,517	27,471	-	100,046
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	4,500	4,521	-	-	4,521
Accrued interest payable	103	103	103	-	-

			Fair Value Measurements at
			December 31, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$13,937	$13,937	$13,937	$-	$-
Investment in interest-earning time deposits	6,660	6,723	-	-	6,723
Investment securities available for sale	1,706	1,706	1,706	-	-
Loans held for sale	2,556	2,664	-	2,664	-
Loans receivable, net	123,331	123,419	-	-	123,419
Accrued interest receivable	788	788	788	-	-
Investment in FHLB stock	527	527	527	-	-
Bank-owned life insurance	3,549	3,549	3,549	-	-

Financial Liabilities
Deposits	124,405	125,724	28,071	-	97,653
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	4,500	4,492	-	-	4,492
Accrued interest payable	108	108	108	-	-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on the Company's consolidated balance sheets:

Cash and Cash Equivalents.  The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate those assets' fair values.
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
Investment in Federal Home Loan Bank Stock.  The carrying amount of restricted investment in Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.
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
Federal Home Loan Bank Borrowings.  Fair values of FHLB borrowings are estimated based on rates currently available to the Company for similar terms and remaining maturities.
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

General

The Company was formed in connection with the Bank's conversion to a stock savings bank completed on July 3, 2007.  The Company's results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors' fees and expenses, office occupancy and equipment expense, professional fees, FDIC deposit insurance assessment and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At March 31, 2015 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Allowance for Loan Losses.  The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans receivable. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are designated as impaired. For loans that are designated as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Residential owner occupied mortgage lending generally entails a lower risk of default than other types of lending. Consumer loans and commercial real estate loans generally involve more risk of collectability because of the type and nature of the collateral and, in certain cases, the absence of collateral. It is the Company's policy to establish a specific reserve for loss on any delinquent loan when it determines that a loss is probable. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

A loan is identified as a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to a debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan's stated maturity date at less than a current market rate of interest. Loans identified as TDRs are designated as impaired.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Other-Than-Temporary Impairment of Securities.   Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, except for equity securities, where the full amount of the other-than-temporary impairment is recognized in earnings.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General. The Company's total assets at March 31, 2015 were $157.06 million, an increase of $1.42 million, or 0.9%, from $155.64 million at December 31, 2014.  This growth in total assets was primarily due to a $9.9 million, or 8.0%, increase in loans receivable, net, partially offset by a $9.0 million, or 64.3% decrease in cash and cash equivalents as the Company used excess liquidity to fund loan growth.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.96 million, or 64.3%, from $13.94 million at December 31, 2014 to $4.98 million at March 31, 2015 as excess liquidity was used to fund loan growth.

Loans Held for Sale.  Loans held for sale decreased $196,000, or 7.7%, from $2.6 million at December 31, 2014 to $2.4 million at March 31, 2015 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $8.8 million of one-to-four family residential loans during the period ending March  31, 2015 and sold $9.0 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $9.9 million, or 8.0%, to $133.3 million at March 31, 2015 from $123.3 million December 31, 2014.  This increase was funded primarily from excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $3.5 million, or 9.8%, construction loans which increased $3.4 million, or 23.9%, one-to-four family residential non-owner occupied loans which increased $958,000, or 2.0%, commercial business loans which increased $929,000, or 124.0%, multi-family residential loans which increased $483,000, or 4.8%, commercial lines of credit which increased $398,000, or 24.5%, one-to-four family residential owner occupied loans which increased $169,000, or 2.4%,  and home equity loans which increased $186,000, or 2.7%.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $371,000 at March 31, 2015, consisting of four properties.  This compares to one property that totaled $111,000 at December 31, 2014.  During the quarter, three one-to-four family non-owner occupied residences which had served as collateral for non-performing loans with an aggregate outstanding balance of $311,000 at the time of foreclosure were transferred into OREO. In conjunction with these transfers, $51,000 of the outstanding loan balances was charged-off through the allowance for loan losses.

Deposits. Total interest-bearing deposits increased $2.1 million, or 1.7%, to $125.9 million at March 31, 2015 from $123.8 million at December 31, 2014.  This increase in interest-bearing deposits was primarily attributable to increases of $2.4 million in certificates of deposit and $1.4 million in money market accounts, partially offset by a $1.1 million decrease in savings accounts and a $528,000 decrease in passbook accounts.  Total non-interest bearing checking accounts decreased $333,000, or 52.0%, to $307,000 at March 31, 2015 from $640,000 at December 31, 2014.  This decrease was due primarily to a change in transitory deposits at period end.  The Company introduced business and retail checking products in December 2014.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances were $11.5 million at March 31, 2015 and December 31, 2014.  During the quarter ended March 31, 2015, the Company made no repayments or advances.

Stockholders' Equity.  Total stockholders' equity increased to $238,000, or 1.4% to $17.8 million at March 31, 2015 from $17.6 million at December 31, 2014. Contributing to the increase was net income for the three months ended March 31, 2015 of $209,000, common stock earned by participants in the employee stock ownership plan of $36,000, amortization of stock awards and options under our stock compensation plans of $32,000, reissuance of stock under the Bank's 401(k) Plan of $17,000, and a decrease in other comprehensive loss of $3,000.  These increases were partially offset by dividends paid of $54,000 and the purchase of 250 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $5,000.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  Net income amounted to $209,000 for the three months ended March 31, 2015, an increase of $9,000, or 4.5%, compared to net income of $200,000 for three months ended March 31, 2014.  The increase in net income on a comparative quarterly basis was primarily the result of increases in net interest income of $145,000 and non-interest income of $108,000, and a decrease in the provision for loan losses of $12,000, partially offset by an increase in non-interest expense of $255,000 and an increase in the provision for income taxes of $1,000.

 Net Interest Income.  Net interest income increased $145,000, or 10.6%, to $1.5 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014.  The increase was driven by a $231,000, or 13.1% increase in interest income, partially offset by an $86,000, or 22.1% increase in interest expense.

Interest Income.  Interest income increased $231,000, or 13.1%, to $2.0 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014.  The increase in interest income was primarily due to a $19.2 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $110.8 million for the three months ended March 31, 2014 to an average balance of $130.0 million for the three months ended March 31, 2015, and had the effect of increasing interest income $298,000.  Partially offsetting this increase was a 27 basis point decline in the yield on loans receivable, net, including loans held for sale, from 6.20% for the three months ended March 31, 2014 to 5.93% for the three months ended March 31, 2015, which had the effect of decreasing interest income by $88,000.

Interest Expense.  Interest expense increased $86,000, or 22.1%, to $475,000 for the three months ended March 31, 2015 from $389,000 for the three months ended March 31, 2014.The increase in interest expense was primarily attributable to a $24.7 million increase in average interest-bearing liabilities, which increased from an average balance of $111.3 million for the three months ended March 31, 2014 to an average balance of $136.0 million for the three months ended March 31, 2015, and had the effect of increasing interest expense $79,000.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$18,304	$62	1.35%	$12,466	$41	1.32%
Loans receivable, net (1) (2) (3)	129,969	1,928	5.93	110,758	1,718	6.20
Total interest-earning assets	148,273	1,990	5.37%	123,224	1,759	5.71%
Non-interest-earning assets	7,676			6,234
Total assets	$155,949			$129,458
Interest-bearing liabilities:
Passbook accounts	$2,486	1	0.16%	$2,743	1	0.15%
Savings accounts	5,141	4	0.31	5,802	5	0.34
Money market accounts	19,363	37	0.76	14,979	27	0.72
Certificate of deposit accounts	97,507	414	1.70	81,521	353	1.73
Total deposits	124,497	456	1.47	105,045	386	1.47
FHLB advances	11,500	19	0.66	6,233	3	0.19
Total interest-bearing liabilities	135,997	475	1.40%	111,278	389	1.40%
Non-interest-bearing liabilities	2,280			1,392
Total liabilities	138,277			112,670
Stockholders' Equity	17,672			16,788
Total liabilities and Stockholders' Equity	$155,949			129,458
Net interest-earning assets	$12,276			$11,946
Net interest income; average interest rate spread		$1,515	3.97%		$1,370	4.31%
Net interest margin (4)			4.09%			4.45%
Average interest-earning assets to average interest-bearing liabilities			109.03%			110.74%
_______________________
(1)	Includes loans held for sale.
(2) (3) (4)
Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
Includes tax free municipal leases with an aggregate average balance of $172,000 and an average yield of 4.08% for the three months ended March 31, 2015 and an aggregate average balance of $154,000 and an average yield of 6.01% for the three months ended March 31, 2014.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased $12,000, or 12.0%, from $100,000 for the three months ended March 31, 2014 to $88,000 for the three months ended March 31, 2015, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2015.

Non-performing loans amounted to $2.6 million, or 1.97% of net loans receivable at March 31, 2015, consisting of eighteen loans, eleven of which are on non-accrual status and seven of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.8 million, or 2.30% of net loans receivable at December 31, 2014, consisting of twenty-two loans, sixteen of which were on non-accrual status and six of which were 90 days or more past due and accruing interest. The non-performing loans at March 31, 2015 include nine one-to-four family non-owner occupied residential loans, four commercial real estate loans, three one-to-four family owner-occupied residential loans, and two home equity loans, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2015, two loans were placed on non-accrual status, four loans that were on non-accrual were returned to accrual status, two loans that were on non-accrual were transferred to other real estate owned, and one loan that was on non-accrual was paid-off.  At March 31, 2015, the Company had fourteen loans totaling $1.2 million that were identified as troubled debt restructurings. Twelve of these loans totaling $1.1 million were performing in accordance with their modified terms, and two loans totaling $152,000 were on non-accrual.  The allowance for loan losses as a percent of total loans receivable was 0.88% at March 31, 2015 and 0.92% at December 31, 2014.

Other real estate owned (OREO) amounted to $371,000 at March 31, 2015, consisting of four properties.  This compares to one property that totaled $111,000 at December 31, 2014.  During the quarter, three one-to-four family non-owner occupied residences which had served as collateral for non-performing loans with an aggregate outstanding balance of $311,000 at the time of foreclosure were transferred into OREO. In conjunction with these transfers, $51,000 of the outstanding loan balances was charged-off through the allowance for loan losses.  Non-performing assets amounted to $3.0 million, or 1.91% of total assets at March 31, 2015 compared to $2.9 million, or 1.89% of total assets at December 31, 2014.

Non-Interest Income.  Non-interest income increased $108,000 or 34.7%, for the three months ended March 31, 2015 over the comparable period in 2014 due primarily to a $32,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $26,000 increase in net gain on the sales of residential mortgage loans, a $23,000 decrease in the loss on sale of other real estate owned, a $21,000 increase in income from bank-owned life insurance, a $7,000 increase in the gain on the sale of SBA loans, and a $1,000 increase in other income.  These increases were partially offset by a $2,000 decrease in other fees and service charges.

Non-Interest Expense.  Non-interest expense increased $255,000, or 20.5%, from $1.2 million for the three months ended March 31, 2014 to $1.5 million for the three months ended March 31, 2015.  Salaries and employee benefits expense accounted for $220,000 of the change as this expense increased 26.8%, from $820,000 for the three months ended March 31, 2014 to $1.0 million, for the three months ended March 31, 2015 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $25,000, or 24.8%  increase in other expense, a $15,000, or 11.2% increase in occupancy and equipment expense, a $5,000, or 19.2% increase in advertising, and a $3,000, or 12.0%  increase in FDIC deposit insurance assessment.  These increases were partially offset by a $12,000, or 15.4% decrease in professional fees, and a $1,000, or 1.9% decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax increased $1,000, or 0.7%,  from $136,000 for the three months ended March 31, 2014 to $137,000 for the three months ended March 31, 2014 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 39.6% for the 2015 period compared to 40.5% for the comparable period in 2014.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2015, the Company's cash and cash equivalents amounted to $5.0 million.  At such date, the Company also had $2.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2015, Quaint Oak Bank had outstanding commitments to originate loans of $4.2 million and commitments under unused lines of credit of $21.3 million.

At March 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $29.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of March 31, 2015, we had $11.5 million of borrowings from the Federal Home Loan Bank of Pittsburgh and had $63.1 million in borrowing capacity.  In addition, as of March 31, 2015 Quaint Oak Bank had $1.0 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2015.

Our stockholders' equity amounted to $17.8 million at March 31, 2015, an increase of $238,000, or 1.4% from $17.6 million at December 31, 2014. Contributing to the increase was net income for the three months ended March 31, 2015 of $209,000, common stock earned by participants in the employee stock ownership plan of $36,000, amortization of stock awards and options under our stock compensation plans of $32,000, reissuance of stock under the Bank's 401(k) Plan of $17,000, and a decrease in other comprehensive loss of $3,000.  These increases were partially offset by dividends paid of $54,000 and the purchase of 250 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $5,000.  For further discussion of the stock compensation plans, see Note 9 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2015, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.52%, 14.57%, 14.57% and 15.65%, respectively. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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

            Commitments.  At March 31, 2015, we had unfunded commitments under lines of credit of $21.3 million and $4.2 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2015.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)            Not applicable.

(b)            Not applicable.

(c)            Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 – January 31, 2015	-	$-	-	20,391
February 1, 2015– February 28, 2015	250	19.55	250	20,141
March 1, 2015 – March 31, 2015	-	-	-	20,141
Total	250	$19.55	250	20,141

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

Date: May 14, 2015	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer