Form 10-Q
period 2015-06-30
QUAINT OAK BANCORP INC
filed 2015-08-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 11, 2015, 913,232 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2015	2014
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$90	$696
Due from banks, interest-bearing	4,957	13,241
Cash and cash equivalents	5,047	13,937
Investment in interest-earning time deposits	5,884	6,660
Investment securities available for sale	1,726	1,706
Loans held for sale	5,332	2,556
Loans receivable, net of allowance for loan losses (2015 $1,276; 2014 $1,148)	141,277	123,331
Accrued interest receivable	893	788
Investment in Federal Home Loan Bank stock, at cost	618	527
Bank-owned life insurance	3,592	3,549
Premises and equipment, net	1,729	1,639
Other real estate owned, net	508	111
Prepaid expenses and other assets	1,117	839
Total Assets	$167,723	$155,643

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$942	$640
Interest-bearing	133,074	123,765
Total deposits	134,016	124,405
Federal Home Loan Bank short-term borrowings	8,000	7,000
Federal Home Loan Bank long-term borrowings	5,500	4,500
Accrued interest payable	112	108
Advances from borrowers for taxes and insurance	1,488	1,592
Accrued expenses and other liabilities	410	463
Total Liabilities	149,526	138,068

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 1,388,625 issued; 913,163 and 909,285 outstanding at June 30, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	13,896	13,828
Treasury stock, at cost: 2015 475,462 shares; 2014 479,340 shares	(4,938)	(4,973)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(421)	(455)
Recognition & Retention Plan Trust (RRP)	(70)	(94)
Accumulated other comprehensive loss	(40)	(36)
Retained earnings	9,756	9,291
Total Stockholders' Equity	18,197	17,575
Total Liabilities and Stockholders' Equity	$167,723	$155,643

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income	(In thousands, except for share data)
Interest on loans	$2,083	$1,732	$4,011	$3,450
Interest and dividends on short-term investments and investment securities	47	46	109	87
Total Interest Income	2,130	1,778	4,120	3,537

Interest Expense
Interest on deposits	481	405	937	791
Interest on Federal Home Loan Bank borrowings	24	5	43	8
Total Interest Expense	505	410	980	799

Net Interest Income	1,625	1,368	3,140	2,738

Provision for Loan Losses	121	126	209	226

Net Interest Income after Provision for Loan Losses	1,504	1,242	2,931	2,512

Non-Interest Income
Mortgage banking and title abstract fees	116	88	220	160
Other fees and services charges	49	9	71	33
Income from bank-owned life insurance	22	4	43	4
Net gain on sales of loans	376	444	636	678
Gain on sale of SBA loan	-	16	7	16
Loss on sale of other real estate owned	(2)	(15)	(2)	(38)
Other	11	11	16	15
Total Non-Interest Income	572	557	991	868

Non-Interest Expense
Salaries and employee benefits	998	821	2,038	1,641
Directors' fees and expenses	52	53	104	106
Occupancy and equipment	137	135	286	269
Professional fees	95	114	172	196
FDIC deposit insurance assessment	30	23	58	51
Other real estate owned expense	(5)	9	3	17
Advertising	31	26	62	52
Other	138	95	253	189
Total Non-Interest Expense	1,476	1,276	2,976	2,521

Income before Income Taxes	600	523	946	859

Income Taxes	226	198	363	334

Net Income	$374	$325	$583	$525

Earnings per share - basic	$0.44	$0.38	$0.68	$0.62
Average shares outstanding - basic	857,291	845,612	854,557	851,753
Earnings per share - diluted	$0.40	$0.36	$0.63	$0.58
Average shares outstanding - diluted	934,779	896,142	930,545	897,961

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net Income	$374	$325	$583	$525

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(11)	5	(7)	5
Income tax effect	4	2	3	(2)

Other comprehensive income (loss)	(7)	3	(4)	3

Total Comprehensive Income	$367	$328	$579	$528

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2015

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2014	909,285	$14	$13,828	$(4,973)	$(549)	$(36)	$9,291	$17,575

Common stock allocated by ESOP	-	-	39	-	34	-	-	73

Treasury stock purchased	(478)	-	-	(10)	-	-	-	(10)

Reissuance of treasury stock under 401(k) Plan	1,618	-	16	17	-	-	-	33

Reissuance of treasury stock under stock incentive plan	2,738	-	(28)	28	-	-	-	-

Stock based compensation expense	-	-	65	-	-	-	-	65

Release of 2,554 vested RRP shares	-	-	(24)	-	24	-	-	-

Cash dividends declared ($0.13 per share)	-	-	-	-	-	-	(118)	(118)

Net income	-	-	-	-	-	-	583	583

Other comprehensive loss, net	-	-	-	-	-	(4)	-	(4)

BALANCE – June 30, 2015	913,163	$14	$13,896	$(4,938)	$(491)	$(40)	$9,756	$18,197

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities	(In Thousands)
Net income	$583	$525
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	209	226
Depreciation expense	85	82
Accretion of deferred loan fees and costs, net	(175)	(120)
Stock-based compensation expense	138	115
Net gain on the sale of loans	(636)	(678)
Gain on the sale of SBA loans	(7)	(16)
Net loss on sale of other real estate owned	2	38
Increase in the cash surrender value of bank-owned life insurance	(43)	(4)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(23,160)	(22,856)
Loans held for sale-proceeds	21,020	20,777
Accrued interest receivable	(105)	(69)
Prepaid expenses and other assets	(275)	(448)
Accrued interest payable	4	20
Accrued expenses and other liabilities	(53)	37
Net Cash Used in Operating Activities	(2,413)	(2,371)
Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	776	222
Purchase of investment securities available for sale	(27)	(26)
Net increase in loans receivable	(18,418)	(10,104)
Net increase in investment in Federal Home Loan Bank stock	(91)	(194)
Purchase of bank-owned life insurance	-	(3,500)
Proceeds from the sale of other real estate owned	106	428
Capitalized expenditures on other real estate owned	(60)	(20)
Purchase of premises and equipment	(175)	(49)
Net Cash Used in Investing Activities	(17,889)	(13,243)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	473	913
Net increase in certificate accounts	9,138	8,360
Proceeds from Federal Home Loan Bank short-term borrowings	1,000	4,000
Proceeds from Federal Home Loan Bank long-term borrowings	1,000	-
Dividends paid	(118)	(101)
Purchase of treasury stock	(10)	(612)
Proceeds from the reissuance of treasury stock	33	-
Decrease in advances from borrowers for taxes and insurance	(104)	(43)
Net Cash Provided by Financing Activities	11,412	12,517
Net Decrease in Cash and Cash Equivalents	(8,890)	(3,097)
Cash and Cash Equivalents – Beginning of Year	13,937	6,184
Cash and Cash Equivalents – End of Year	$5,047	$3,087
Cash payments for interest	$976	$779
Cash payments for income taxes	$475	$596
Transfer of loans to other real estate owned	$445	$111

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At June 30, 2015, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2014 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2014 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  Commercial business loans are loans to businesses primarily for purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  The consumer loan segment consists of the following classes: home equity loans and other consumer loans.  Included in the home equity class are home equity loans and home equity lines of credit.  Included in the other consumer are loans secured by saving accounts and auto loans.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2015 and 2014.

Bank Owned Life Insurance (BOLl).  The Company purchases bank owned life insurance as a mechanism for funding various employee benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
Other Real Estate Owned.  Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses. As of June 30, 2015, the Company has initiated formal foreclosure proceedings on a $588,000 consumer residential mortgage, which has not yet been transferred into foreclosed assets.
Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2015, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 9.
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

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This Update is not expected to have a significant impact on the Company's financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company's financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
Reclassifications.  Certain items in the 2014 consolidated financial statements have been reclassified to conform to the presentation in the 2015 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders' equity.

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months and six months ended June 30, 2015 and 2014, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$374,000	$325,000	$583,000	$525,000

Weighted average shares outstanding – basic	857,291	845,612	854,557	851,753
Effect of dilutive common stock equivalents	77,488	50,530	75,988	46,208
Adjusted weighted average shares outstanding – diluted	934,779	896,142	930,545	897,961

Basic earnings per share	$0.44	$0.38	$0.68	$0.62
Diluted earnings per share	$0.40	$0.36	$0.63	$0.58

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three months and the six months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$(33)	$(18)	$(36)	$(18)
Other comprehensive income (loss) before classifications	(7)	3	(4)	3
Amount reclassified from accumulated other comprehensive loss	-	-	-	-
Total other comprehensive income (loss)	(7)	3	(4)	3
Balance at the end of the period	$(40)	$(15)	$(40)	$(15)
_______________ (1) All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of June 30, 2015 and December 31, 2014, by contractual maturity, are shown below:
	June 30, 2015	December 31, 2014
	(In Thousands)
Due in one year or less	$1,548	$2,337
Due after one year through five years	4,336	4,323
	$5,884	$6,660

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2015 and December 31, 2014 are summarized below (in thousands):
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,237	-	$(40)	$1,197
Limited-term bond fund	550	-	(21)	529
	$1,787	$-	$(61)	$1,726

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,214	$-	$(34)	$1,180
Limited-term bond fund	546	-	(20)	526
	$1,760	$-	$(54)	$1,706

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (in thousands):
	June 30, 2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$-	$-	$1,197	$(40)	$1,197	$(40)
Limited-term bond fund	1	-	-	529	(21)	529	(21)
Total	2	$-	$-	$1,726	$(61)	$1,726	$(61)

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

At June 30, 2015, there were two bond funds in an unrealized loss position that at such date had an aggregate depreciation of 3.40% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length and time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2015 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three and six months ended June 30, 2015 or 2014.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	June 30, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$6,726	$7,085
Non-owner occupied	50,513	48,554
Total one-to-four family residential	57,239	55,639

Multi-family (five or more) residential	10,523	10,132
Commercial real estate	42,631	35,523
Commercial lines of credit	2,211	1,623
Construction	20,958	14,303
Home equity loans	6,886	6,961
Total real estate loans	140,448	124,181

Commercial business	2,569	749
Other consumer	65	41
Total Loans	143,082	124,971

Deferred loan fees and costs	(529)	(492)
Allowance for loan losses	(1,276)	(1,148)

Net Loans	$141,277	$123,331

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2015 and December 31, 2014  (in thousands):

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$5,905	$-	$821	$-	$6,726
One-to-four family residential non-owner occupied	48,888	393	977	255	50,513
Multi-family residential	10,454	69	-	-	10,523
Commercial real estate and lines of credit	43,042	1,051	417	332	44,842
Construction	20,958	-	-	-	20,958
Home equity	6,754	-	87	45	6,886
Commercial business and other consumer	2,634	-	-	-	2,634
	$138,635	$1,513	$2,302	$632	$143,082

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$6,132	$116	$837	$-	$7,085
One-to-four family residential non-owner occupied	46,971	38	1,317	228	48,554
Multi-family residential	10,065	-	67	-	10,132
Commercial real estate and lines of credit	35,984	293	537	332	37,146
Construction	14,303	-	-	-	14,303
Home equity	6,654	172	90	45	6,961
Commercial business and other consumer	790	-	-	-	790
	$120,899	$619	$2,848	$605	$124,971

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables summarize information in regards to impaired loans by loan portfolio class as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$821	$833	$-	$835	$-
One-to-four family residential non-owner occupied	1,081	1,087	-	1,081	26
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	418	431	-	435	6
Construction	-	-	-	-	-
Home equity	87	87	-	89	3
Commercial business and other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	152	154	13	154	3
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	332	332	29	332	5
Construction	-	-	-	-	-
Home equity	45	45	34	45	-
Commercial business and other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$821	$833	$-	$835	$-
One-to-four family residential non-owner occupied	1,233	1,241	13	1,235	29
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	750	763	29	767	11
Construction	-	-	-	-	-
Home equity	132	132	34	134	3
Commercial business and other consumer	-	-	-	-	-
Total	$2,936	$2,969	$76	$2,971	$43

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$837	$837	$-	$839	$15
One-to-four family residential non-owner occupied	1,317	1,333	-	1,341	39
Multi-family residential	67	72	-	74	-
Commercial real estate and lines of credit	537	537	-	542	17
Construction	-	-	-	-	-
Home equity	90	90	-	93	7
Commercial business and other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	228	231	29	231	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	332	332	29	331	10
Construction	-	-	-	-	-
Home equity	45	45	8	46	-
Commercial business and other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$837	$837	$-	$839	$15
One-to-four family residential non-owner occupied	1,545	1,564	29	1,572	39
Multi-family residential	67	72	-	74	-
Commercial real estate and lines of credit	869	869	29	873	27
Construction	-	-	-	-	-
Home equity	135	135	8	139	7
Commercial business and other consumer	-	-	-	-	-
Total	$3,453	$3,477	$66	$3,497	$88

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2015, the Company had thirteen loans totaling $1.1 million that were identified as troubled debt restructurings.  One of these loans totaling $51,000 was on non-accrual and twelve loans totaling $1.1 million were performing in accordance with their modified terms.  At December 31, 2014, the Company had eleven loans totaling $951,000 that were identified as troubled debt restructurings.  Two of these loans totaling $155,000 were on non-accrual, three loans totaling $215,000 were 30-89 days delinquent, and six loans totaling $581,000 were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	June 30, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	9	895	51	844	13
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	88	-	88	-
Commercial business and other consumer	-	-	-	-	-
Total	13	$1,116	$51	$1,065	$20

	December 31, 2014
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	728	155	573	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	90	-	90	-
Commercial business and other consumer	-	-	-	-	-
Total	11	$951	$155	$796	$17

The contractual aging of the TDRs in the table above as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	844	-	-	51	895
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	88	-	-	-	88
Commercial business and other consumer	-	-	-	-	-
Total	$1,065	$-	$-	$51	$1,116

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

During the three months ended June 30, 2015 there were no new TDRs identified and one loan previously identified as a TDR in the amount of $100,000 was transferred to OREO.  In conjunction with this transfer, $30,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  During the six months ended June 30, 2015, three new loans totaling $276,000 were identified as TDRs and, as discussed above, one loan previously identified as a TDR in the amount of $100,000 was transferred to OREO.  All three new TDRs were granted term concessions.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2015 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2015 and recorded investment in loans receivable as of June 30, 2015 (in thousands):

	June 30, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total

For the Three Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$64	$412	$63	$353	$160	$44	$15	$74	$1,185
Charge-offs	-	(30)	-	-	-	-	-	-	(30)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(4)	(13)	2	59	43	29	8	(3)	121
Ending balance	$60	$369	$65	$412	$203	$73	$23	$71	$1,276

For the Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	1,148
Charge-offs	-	(81)	-	-	-	-	-	-	(81)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(15)	32	5	88	81	27	16	(25)	209
Ending balance	$60	$369	$65	$412	$203	$73	$23	$71	$1,276

Ending balance evaluated
for impairment:
Individually	$-	$13	$-	$29	$-	$34	$-	$-	$76
Collectively	$60	$356	$65	$383	$203	$39	$23	$71	$1,200

Loans receivable:
Ending balance	$6,726	$50,513	$10,523	$44,842	$20,958	$6,886	$2,634	$-	$143,082
Ending balance evaluated
for impairment:
Individually	$821	$1,233	$-	$750	$-	$132	$-	$-	$2,936
Collectively	$5,905	$49,280	$10,523	$44,092	$20,958	$6,754	$2,634	$-	$140,146

The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the three and six months ended June 30, 2015, due to increased balances in these portfolio classes.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2014 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2014 and recorded investment in loans receivable as of December 31, 2014 (in thousands):

	December 31, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	(57)	-	-	(133)	-	-	-	-	(190)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	73	(6)	24	255	26	(4)	5	21	394
Ending balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148

Ending balance evaluated
for impairment
Individually	$-	$29	$-	$29	$-	$8	$-	$-	$66
Collectively	$75	$389	$60	$295	$122	$38	$7	$96	$1,082

Loans receivable:
Ending balance	$7,085	$48,554	$10,132	$37,146	$14,303	$6,961	$790	$-	$124,971

Ending balance evaluated
for impairment
Individually	$837	$1,545	$67	$869	$-	$135	$-	$-	$3,453
Collectively	$6,248	$47,009	$10,065	$36,277	$14,303	$6,826	$790	$-	$121,518

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
One-to-four family residential owner occupied	$821	$588
One-to-four family residential non-owner occupied	216	836
Multi-family residential	-	67
Commercial real estate and lines of credit	378	489
Construction	-	-
Home equity	45	45
Commercial business and other consumer	-	-
	$1,460	$2,025

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.2 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2015 and 2014 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $49,000 and $28,000 for the six months ended June 30, 2015 and 2014, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$197	$954	$1,151	$5,575	$6,726	$132
One-to-four family residential non-owner occupied	1,562	251	1,813	48,700	50,513	35
Multi-family residential	118	-	118	10,405	10,523	-
Commercial real estate and lines of credit	212	953	1,165	43,677	44,842	576
Construction	1,468	-	1,468	19,490	20,958	-
Home equity	223	45	268	6,618	6,886	-
Commercial business and other consumer	-	-	-	2,634	2,634	-
	$3,780	$2,203	$5,983	$137,099	$143,082	$743

	December 31, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$589	$837	$1,426	$5,659	$7,085	$249
One-to-four family residential non-owner occupied	735	972	1,707	46,847	48,554	136
Multi-family residential	-	67	67	10,065	10,132	-
Commercial real estate and lines of credit	1,051	910	1,961	35,185	37,146	421
Construction	107	-	107	14,196	14,303	-
Home equity	99	45	144	6,817	6,961	-
Commercial business and other consumer	-	-	-	790	790	-
	$2,581	$2,831	$5,412	$119,559	$124,971	$806

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2015	December 31, 2014
Non-interest bearing checking accounts	$942	$640
Passbook accounts	1,548	2,573
Savings accounts	3,714	5,655
Money market accounts	22,340	19,203
Certificates of deposit	105,472	96,334
Total deposits	$134,016	$124,405

Note 8 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$8,000	0.37%	$7,000	0.27%

Fixed rate borrowings maturing:
2016	$1,000	0.88%	$1,000	0.88%
2017	2,500	1.15	1,500	1.30
2018	1,000	1.71	1,000	1.71
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$5,500	1.36%	$4,500	1.46%

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2015, the Company recognized $37,000 and $73,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2014, the Company recognized $34,000 and $68,000 of ESOP expense, respectively.

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

As of June 30, 2015, a total of 15,692 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 10,684 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of June 30, 2015 and 2014 and changes during the six months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015		June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	20,983	$16.18	26,500	$16.11
Granted	-	-	-	-
Vested	(5,291)	15.46	(5,517)	15.83
Forfeited	-	-	-	-
Unvested at the end of the period	15,692	$16,42	20,983	$16,18

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and six months ended June 30, 2015 and 2014, approximately $21,000 and $43,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $15,000, respectively, was recognized during each of these periods.  As of June 30, 2015, approximately $244,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

As of June 30, 2015, a total of 184,570 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 27,418 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of June 30, 2015 and 2014 and changes during the six months ended June 30, 2015 and 2014 is as follows:

	2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	184,570	$12.59	5.7	184,570	$12.59	6.5
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	184,570	$12.59	5.0	184,570	$12.59	6.0
Exercisable at the end of the period	138,370	$11.38	2.9	122,970	$10.78	3.9

During the three and six months ended June 30, 2015 and 2014, approximately $12,000 and $22,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $2,000, respectively, was recognized during each of these periods.  As of June 30, 2015, approximately $130,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2015 (in thousands):
	June 30, 2015
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Short-term bond fund	$1,197	$1,197	$-	$-
Limited-term bond fund	529	529	-	-
Total investment securities available for sale	$1,726	$1,726	$-	$-
Total recurring fair value measurements	$1,726	$1,726	$-	$-

Nonrecurring fair value measurements
Impaired loans	$2,860	$-	$-	$2,860
Other real estate owned	508	-	-	508
Total nonrecurring fair value measurements	$3,368	$-	$-	$3,368

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,860	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-19% (3%)

Other real estate owned	$508	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-46% (13%)

	December 31, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,387	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-33% (2%)

Other real estate owned	$111	Appraisal of collateral (1)	Appraisal a djustments (2)	1% (1%)

_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows at June 30, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements at
			June 30, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$5,047	$5,047	$5,047	$-	$-
Investment in interest-earning time deposits	5,884	5,963	-	-	5,963
Investment securities available for sale	1,726	1,726	1,726	-	-
Loans held for sale	5,332	5,525	-	5,525	-
Loans receivable, net	141,277	142,752	-	-	142,752
Accrued interest receivable	893	893	893	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,592	3,592	3,592	-	-

Financial Liabilities
Deposits	134,016	135,456	28,544	-	106,912
FHLB short-term borrowings	8,000	8,000	8,000	-	-
FHLB long-term borrowings	5,500	5,529	-	-	5,529
Accrued interest payable	112	112	112	-	-

			Fair Value Measurements at
			December 31, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$13,937	$13,937	$13,937	$-	$-
Investment in interest-earning time deposits	6,660	6,723	-	-	6,723
Investment securities available for sale	1,706	1,706	1,706	-	-
Loans held for sale	2,556	2,664	-	2,664	-
Loans receivable, net	123,331	123,419	-	-	123,419
Accrued interest receivable	788	788	788	-	-
Investment in FHLB stock	527	527	527	-	-
Bank-owned life insurance	3,549	3,549	3,549	-	-

Financial Liabilities
Deposits	124,405	125,724	28,071	-	97,653
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	4,500	4,492	-	-	4,492
Accrued interest payable	108	108	108	-	-

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

At June 30, 2015 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General. The Company's total assets at June 30, 2015 were $167.7 million, an increase of $12.1 million, or 7.8%, from $155.6 million at December 31, 2014.  This growth in total assets was primarily due to a $17.9 million, or 14.6%, increase in loans receivable, net, and a $2.8 million, or 108.6% increase in loans held for sale, partially offset by an $8.9 million, or 63.8% decrease in cash and cash equivalents as the Company used excess liquidity to fund loan growth.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.9 million, or 63.8%, from $13.9 million at December 31, 2014 to $5.0 million at June 30, 2015 as excess liquidity was used to fund loan growth.

Loans Held for Sale.  Loans held for sale increased $2.8 million to $5.3 million at June 30, 2015 from $2.5 million at December 31, 2014 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $23.2 million of one-to-four family residential loans during the six months ended June 30, 2015 and sold $20.4 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $17.9 million, or 14.6%, to $141.3 million at June 30, 2015 from $123.3 million December 31, 2014.  This increase was funded primarily from deposits, excess liquidity in cash and cash equivalents, and FHLB borrowings.  Increases within the portfolio occurred in the commercial real estate loan category which increased $7.1 million, or 20.0%, construction loans which increased $6.7 million, or 46.5%, one-to-four family residential non-owner occupied loans which increased $2.0 million, or 4.0%, commercial business loans which increased $1.8 million, or 243.0%, commercial lines of credit which increased $588,000, or 36.2%, multi-family residential loans which increased $391,000, or 3.9%, and other consumer loans which increased $24,000, or 58.5%.  Partially offsetting these increases was a decrease in one-to-four family residential owner occupied loans which decreased $359,000, or 5.1% and home equity loans which decreased $75,000, or 1.1%.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $508,000 at June 30, 2015, consisting of five properties.  This compares to one property with a carrying value of $111,000 at December 31, 2014.  For the six months ended June 30, 2015, the Company transferred five properties into OREO totaling $445,000, made $60,000 of capital improvements to the properties, sold one property with a carrying value of $108,000, and is in the process of marketing the other properties for sale.

Deposits. Total interest-bearing deposits increased $9.3 million, or 7.5%, to $133.1 million at June 30, 2015 from $123.8 million at December 31, 2014.  This increase in interest-bearing deposits was primarily attributable to a $9.1 million, or 9.5% increase in certificates of deposit and a $3.1 million, or 16.3% increase in money market accounts, partially offset by a $1.9 million, or 34.3% decrease in savings accounts and a $1.0 million, or 39.8% decrease in passbook accounts.  Total non-interest bearing checking accounts, a new product introduced during December 2014, increased $302,000, or 47.2%, to $942,000 at June 30, 2015 from $640,000 at December 31, 2014.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances increased $2.0 million, or 17.4%, to $13.5 million at June 30, 2015 from $11.5 million at December 31, 2014.  During the six months ended June 30, 2015, the Company made no repayments and borrowed an additional $2.0 million to fund loan demand.

Stockholders' Equity.  Total stockholders' equity increased $622,000, or 3.5% to $18.2 million at June 30, 2015 from $17.6 million at December 31, 2014.  Contributing to the increase was net income for the six months ended June 30, 2015 of $583,000, common stock earned by participants in the employee stock ownership plan of $73,000, amortization of stock awards and options under our stock compensation plans of $65,000, and the reissuance of stock under the Bank's 401(k) Plan of $33,000.  These increases were partially offset by dividends paid of $118,000, the purchase of 478 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $10,000, and an increase in other comprehensive loss of $4,000.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General.  Net income amounted to $374,000 for the three months ended June 30, 2015, an increase of $49,000, or 15.1%, compared to net income of $325,000 for three months ended June 30, 2014.  The increase in net income on a comparative quarterly basis was primarily the result of increases in net interest income of $257,000 and non-interest income of $15,000, and a decrease in the provision for loan losses of $5,000, partially offset by an increase in non-interest expense of $200,000 and an increase in the provision for income taxes of $28,000.

 Net Interest Income.  Net interest income increased $257,000, or 18.8%, to $1.6 million for the three months ended June 30, 2015 from $1.4 million for the three months ended June 30, 2014 due primarily to a  $352,000, or 19.8% increase in interest income partially offset by a $95,000, or 23.2% increase in interest expense.

Interest Income.  Interest income increased $352,000, or 19.8%, to $2.1 million for the three months ended June 30, 2015 from $1.8 million for the three months ended June 30, 2014.  The increase in interest income was primarily due to a $25.4 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $117.0 million for the three months ended June 30, 2014 to an average balance of $142.4 million for the three months ended June 30, 2015, and had the effect of increasing interest income $377,000.  Partially offsetting this increase was a 7 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.92% for the three months ended June 30, 2014 to 5.85% for the three months ended June 30, 2015, which had the effect of decreasing interest income by $25,000.

Interest Expense.  Interest expense increased $95,000, or 23.2%, to $505,000 for the three months ended June 30, 2015 from $410,000 for the three months ended June 30, 2014.  The increase in interest expense was primarily attributable to a $20.0 million increase in average interest-bearing deposits, which increased from an average balance of $110.0 million for the three months ended June 30, 2014 to an average balance of $129.9 million for the three months ended June 30, 2015, and had the effect of increasing interest expense $82,000.  Also contributing to this increase was a 50 basis point increase in the average rate on FHLB borrowings, from 0.24% for the three months ended June 30, 2014 to 0.74% for the three months ended June 30, 2015, which had the effect of increasing interest expense by $16,000, and a $4.7 million increase in average FHLB borrowings which increased from an average balance of $8.2 million for the three months ended June 30, 2014 to an average balance of $12.9 million for the three months ended June 30, 2015, and had the effect of increasing interest expense $3,000.  The increase in average interest-bearing deposit accounts on a comparative three month basis was due to the competitive interest rates offered by the Bank, while the increase in the average FHLB borrowings was attributable to funding loan demand.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$12,578	$47	1.49%	$12,211	$46	1.51%
Loans receivable, net (1)(2)(3)	142,384	2,083	5.85	116,965	1,732	5.92
Total interest-earning assets	154,962	2,130	5.50%	129,176	1,778	5.51%
Non-interest-earning assets	8,076			6,855
Total assets	$163,038			$136,031
Interest-bearing liabilities:
Passbook accounts	$1,545	1	0.26%	$2,774	1	0.14%
Statement savings accounts	2,869	2	0.28	5,845	5	0.34
eSavings accounts	22,939	42	0.73	15,381	28	0.73
Certificate of deposit accounts	102,575	436	1.70	85,971	371	1.73
Total deposits	129,928	481	1.48	109,971	405	1.47
FHLB borrowings	12,907	24	0.74	8,203	5	0.24
Total interest-bearing liabilities	142,835	505	1.41%	118,175	410	1.39%
Non-interest-bearing liabilities	2,256			1,125
Total liabilities	145,091			119,300
Stockholders' Equity	17,947			16,731
Total liabilities and Stockholders' Equity	$163,038			$136,031
Net interest-earning assets	$12,127			$11,001
Net interest income; average interest rate spread		$1,625	4.09%		$1,368	4.12%
Net interest margin (4)			4.19%			4.24%
Average interest-earning assets to average interest-bearing liabilities			108.49%			109.31%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $163,000 and an average yield of 4.07%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased by $5,000, or 4.0%, from $126,000 for the three months ended June 30, 2014 to $121,000 for the three months ended June 30, 2015, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2015.

Non-performing loans amounted to $2.2 million, or 1.56% of net loans receivable at June 30, 2015, consisting of sixteen loans, nine of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.8 million, or 2.30% of net loans receivable at December 31, 2014, consisting of twenty-two loans, sixteen of which were on non-accrual status and six of which were 90 days or more past due and accruing interest. The non-performing loans at June 30, 2015 include seven commercial real estate loans, five one-to-four family non-owner occupied residential loans, three one-to-four family owner-occupied residential loans, and one home equity loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2015, one loan that was on non-accrual status was paid-off and one property that was collateral for a loan on non-accrual was transferred to other real estate owned.  At June 30, 2015, the Company had thirteen loans totaling $1.12 million that were identified as troubled debt restructurings (TDRs).  Twelve of these loans totaling $1.07 million were performing in accordance with their modified terms and one loan totaling $51,000 was on non-accrual.  During the quarter ended June 30, 2015, one property that was collateral for a loan previously identified as a TDR was transferred to OREO.  The allowance for loan losses as a percent of total loans receivable was 0.90% at June 30, 2015 and 0.92% at December 31, 2014.

Other real estate owned (OREO) amounted to $508,000 at June 30, 2015, consisting of five properties.  This compares to one property with a carrying value of $111,000 at December 31, 2014.  During the quarter ended June 30, 2015, one property that had been collateral for a loan previously classified as non-accrual and one property that had been collateral for a loan that was previously classified as a TDR were transferred to OREO.  In conjunction with these transfers, $30,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold one OREO property with a carrying value of $108,000 and realized a loss of approximately $2,000 on the transaction.  For the six months ended June 30, 2015, the Company transferred five properties into OREO totaling $445,000, made $60,000 of capital improvements to the properties, sold one property with a carrying value of $108,000, and is in the process of marketing the other properties for sale.  Non-performing assets amounted to $2.7 million, or 1.62% of total assets at June 30, 2015 compared to $2.9 million, or 1.89% of total assets at December 31, 2014.

Non-Interest Income.  Non-interest income increased $15,000 or 2.7%, for the three months ended June 30, 2015 over the comparable period in 2014 due primarily to a $40,000 increase in other fees and services charges, a $28,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, an $18,000 increase in income from bank-owned life insurance, and a $13,000 decrease in the loss on sale of other real estate owned, partially offset by a $68,000 decrease in net gain on the sales of residential mortgage loans and a $16,000 decrease in the gain on the sale of SBA loans.

Non-Interest Expense.  Non-interest expense increased $200,000, or 15.7%, from $1.3 million for the three months ended June 30, 2014 to $1.5 million for the three months ended June 30, 2015.  Salaries and employee benefits expense accounted for $177,000 of the change as this expense increased 21.6%, from $821,000 for the three months ended June 30, 2014 to $998,000 for the three months ended June 30, 2015 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $43,000, or 45.3%, increase in other expense,a $7,000, or 30.4% increase in FDIC insurance assessment, a $5,000, or 19.2% increase in advertising expense, and a $2,000, or 1.5% increase in occupancy and equipment expense.  These increases were partially offset by a $19,000, or 16.7% decrease in professional fees, a 14,000, or 155.6% decrease in other real estate owned expense, and a $1,000, or 1.9% decrease in directors' fees and expenses.

        Provision for Income Tax.  The provision for income tax increased $28,000, or 14.1%,  from $198,000 for the three months ended June 30, 2014 to $226,000 for the three months ended June 30, 2015 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 37.7% for the 2015 period compared to 37.9% for the comparable period in 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General.  Net income amounted to $583,000 for the six months ended June 30, 2015, an increase of $58,000, or 11.0%, compared to net income of $525,000 for six months ended June 30, 2014.  The increase in net income was primarily the result of an increase in net interest income of $402,000, an increase in non-interest income of $123,000, and a decrease in the provision for loan losses of $17,000, partially offset by increases in non-interest expense of $455,000 and the provision for income taxes of $29,000.

 Net Interest Income.  Net interest income increased $402,000, or 14.7%, to $3.1 million for the six months ended June 30, 2015 from $2.7 million for the six months ended June 30, 2014 due primarily to a $583,000, or 16.5% increase in interest income partially offset by a $181,000, or 22.7% increase in interest expense.

Interest Income.  The increase in interest income was primarily due to a $22.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $113.9 million for the six months ended June 30, 2014 to an average balance of $136.2 million for the six months ended June 30, 2015, and had the effect of increasing interest income $677,000.  Partially offsetting this increase was a 17 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 6.06% for the six months ended June 30, 2014 to 5.89% for the six months ended June 30, 2015, which had the effect of decreasing interest income by $116,000.  Also contributing to the increase in interest income for the six months ended June 30, 2015 was a $4.0 million increase in average short-term investments and investment securities available for sale, which increased from an average balance of $12.3 million for the six months ended June 30, 2014 to an average balance of $16.3 million for the six months ended June 30, 2015, and had the effect of increasing interest income $27,000.  Partially offsetting this increase was a 7 basis point decline in the average yield on short-term investments and investment securities available for sale, from 1.41% for the six months ended June 30, 2014 to 1.34% for the six months ended June 30, 2015, which had the effect of decreasing interest income by $5,000.

Interest Expense.  Interest expense increased $181,000, or 22.7%, to $980,000 for the six months ended June 30, 2015 from $799,000 for the six months ended June 30, 2014.  The increase in interest expense was primarily attributable to a $19.8 million increase in average interest-bearing deposits, which increased from an average balance of $107.5 million for the six months ended June 30, 2014 to an average balance of $127.2 million for the six months ended June 30, 2015, and had the effect of increasing interest expense $159,000.  Also contributing to this increase was a 48 basis point increase in the average rate on FHLB borrowings, from 0.22% for the six months ended June 30, 2014 to 0.70% for the six months ended June 30, 2015, which had the effect of increasing interest expense by $29,000, and a $5.0 million increase in average FHLB borrowings which increased from an average balance of $7.2 million for the six months ended June 30, 2014 to an average balance of $12.2 million for the six months ended June 30, 2015, and had the effect of increasing interest expense $6,000.  The increase in average total deposit accounts on a comparative six month basis was due to the competitive interest rates offered by the Bank, while the increase in the average FHLB borrowings was attributable to funding loan demand.

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

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$16,286	$109	1.34%	$12,338	$87	1.41%
Loans receivable, net (1)(2)(3)	136,212	4,011	5.89	113,879	3,450	6.06
Total interest-earning assets	152,498	4,120	5.40%	126,217	3,537	5.60%
Non-interest-earning assets	7,051			6,546
Total assets	$159,549			$132,763
Interest-bearing liabilities:
Passbook accounts	$1,890	1	0.11%	$2,759	2	0.14%
Statement savings accounts	4,121	6	0.29	5,824	11	0.38
eSavings accounts	21,161	79	0.75	15,181	55	0.72
Certificate of deposit accounts	100,056	851	1.70	83,758	723	1.73
Total deposits	127,228	937	1.47	107,522	791	1.47
FHLB borrowings	12,207	43	0.70	7,224	8	0.22
Total interest-bearing liabilities	139,435	980	1.41%	114,746	799	1.39%
Non-interest-bearing liabilities	2,304			1,258
Total liabilities	141,739			116,004
Stockholders' Equity	17,810			16,759
Total liabilities and Stockholders' Equity	$159,549			$132,763
Net interest-earning assets	$13,063			$11,471
Net interest income; average interest rate spread		$3,140	3.99. %		$2,738	4.21%
Net interest margin (4)			4.12%			4.34%
Average interest-earning assets to average interest-bearing liabilities			109.37%			110.00%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $167,000 and an average yield of 4.08%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $17,000, or 7.5% from $226,000 for the six months ended June 30, 2014 to $209,000 for the six months ended June 30, 2015.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $123,000 or 14.2%, for the six months ended June 30, 2015 over the comparable period in 2014 due primarily to a $60,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $39,000 increase in income from bank-owned life insurance, a $38,000 increase in other fees and services charges, a $36,000 decrease in the loss on sale of other real estate owned, and a $1,000 increase in other non-interest income, partially offset by a $42,000 decrease in net gain on the sales of residential mortgage loans and a $9,000 decrease in the gain on the sale of SBA loans.

Non-Interest Expense.  Non-interest expense increased $455,000, or 18.0%, from $2.5 million for the six months ended June 30, 2014 to $3.0 million for the six months ended June 30, 2015.  Salaries and employee benefits expense accounted for $397,000 of the change as this expense increased 24.2%, from $1.6 million for the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $64,000, or 33.9%, increase in other expense, a $17,000, or 6.3% increase in occupancy and equipment expense, a $10,000, or 19.2% increase in advertising expense, and a $7,000, or 13.7% increase in FDIC insurance assessment. These increases were partially offset by a $24,000, 12.2% decrease in professional fees, a $14,000, or 82.4% decrease in other real estate owned expense, and a $2,000, or 1.9% decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax increased $29,000, or 8.7%, from $334,000 for the six months ended June 30, 2014 to $363,000 for the six months ended June 30, 2015 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.4% for the 2015 period compared to 38.9% for the comparable period in 2014.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2015, the Company's cash and cash equivalents amounted to $5.0 million.  At such date, the Company also had $1.5 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2015, Quaint Oak Bank had outstanding commitments to originate loans of $11.2 million and commitments under unused lines of credit of $17.5 million.

At June 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $33.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of June 30, 2015, we had $13.5 million of borrowings from the Federal Home Loan Bank of Pittsburgh and had $67.8 million in borrowing capacity.  In addition, as of June 30, 2015 Quaint Oak Bank had $984,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2015.

Our stockholders' equity amounted to $18.2 million at June 30, 2015, an increase of $622,000, or 3.5% from $17.6 million at December 31, 2014. Contributing to the increase was net income for the six months ended June 30, 2015 of $583,000, common stock earned by participants in the employee stock ownership plan of $73,000, amortization of stock awards and options under our stock compensation plans of $65,000, and the reissuance of stock under the Bank's 401(k) Plan of $33,000.  These increases were partially offset by dividends paid of $118,000, the purchase of 478 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $10,000, and an increase in other comprehensive loss of $4,000.  For further discussion of the stock compensation plans, see Note 9 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2015, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.33%, 13.95%, 13.95% and 15.03%, respectively. As a small savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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
Commitments.  At June 30, 2015, we had unfunded commitments under lines of credit of $17.5 million and $11.2 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2015.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)            Not applicable.

(b)            Not applicable.

(c)            Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended June 30, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 – April 30, 2015	-	$-	-	20,141
May 1, 2015 – May 31, 2015	228	20.33	228	19,913
June 1, 2015 – June 30, 2015	-	-	-	19,913
Total	228	$20.33	228	19,913

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

Date: August 13, 2015	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

/s/John J. Augustine
Date: August 13, 2015	By:	John J. Augustine
Chief Financial Officer