Form 10-Q
period 2015-09-30
QUAINT OAK BANCORP INC
filed 2015-11-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 10, 2015, 1,832,321 shares of the Registrant's common stock were issued and outstanding.

INDEX

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2015	2014
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$105	$696
Due from banks, interest-bearing	15,442	13,241
Cash and cash equivalents	15,547	13,937
Investment in interest-earning time deposits	6,136	6,660
Investment securities available for sale	-	1,706
Loans held for sale	2,287	2,556
Loans receivable, net of allowance for loan losses (2015 $1,290; 2014 $1,148)	141,986	123,331
Accrued interest receivable	929	788
Investment in Federal Home Loan Bank stock, at cost	618	527
Bank-owned life insurance	3,615	3,549
Premises and equipment, net	1,822	1,639
Other real estate owned, net	726	111
Prepaid expenses and other assets	994	839
Total Assets	$174,660	$155,643

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,518	$640
Interest-bearing	139,288	123,765
Total deposits	140,806	124,405
Federal Home Loan Bank short-term borrowings	6,000	7,000
Federal Home Loan Bank long-term borrowings	7,500	4,500
Accrued interest payable	112	108
Advances from borrowers for taxes and insurance	1,172	1,592
Accrued expenses and other liabilities	481	463
Total Liabilities	156,071	138,068

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 1,831,949 and 1,818,570 outstanding at September 30, 2015 and December 31, 2014, respectively	28	28
Additional paid-in capital	13,942	13,814
Treasury stock, at cost: 2015 945,301 shares; 2014 958,680 shares	(4,908)	(4,973)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(405)	(455)
Recognition & Retention Plan Trust (RRP)	(70)	(94)
Accumulated other comprehensive loss	-	(36)
Retained earnings	10,002	9,291
Total Stockholders' Equity	18,589	17,575
Total Liabilities and Stockholders' Equity	$174,660	$155,643

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income	(In thousands, except for share data)
Interest on loans	$2,095	$1,835	$6,106	$5,285
Interest and dividends on short-term investments and investment securities	47	46	156	133
Total Interest Income	2,142	1,881	6,262	5,418

Interest Expense
Interest on deposits	511	434	1,448	1,225
Interest on Federal Home Loan Bank borrowings	27	11	70	19
Total Interest Expense	538	445	1,518	1,244

Net Interest Income	1,604	1,436	4,744	4,174

Provision for Loan Losses	71	111	280	337

Net Interest Income after Provision for Loan Losses	1,533	1,325	4,464	3,837

Non-Interest Income
Mortgage banking and title abstract fees	114	52	334	212
Other fees and services charges	22	24	93	57
Income from bank-owned life insurance	23	23	66	27
Net gain on sales of loans	357	420	993	1,098
Gain on sale of SBA loan	-	48	7	64
Loss on sale of investment securities available for sale	(75)	-	(75)	-
Loss on sale of other real estate owned	(2)	(3)	(4)	(41)
Other	11	9	27	24
Total Non-Interest Income	450	573	1,441	1,441

Non-Interest Expense
Salaries and employee benefits	942	879	2,980	2,520
Directors' fees and expenses	49	51	153	157
Occupancy and equipment	167	131	453	400
Professional fees	129	98	301	283
FDIC deposit insurance assessment	32	26	90	75
Other real estate owned expense	14	(1)	17	16
Advertising	21	26	83	78
Other	130	131	383	333
Total Non-Interest Expense	1,484	1,341	4,460	3,862

Income before Income Taxes	499	557	1,445	1,416

Income Taxes	189	201	552	535

Net Income	$310	$356	$893	$881

Earnings per share - basic	$0.18	$0.21	$0.52	$0.52
Average shares outstanding - basic	1,706,946	1,683,716	1,714,689	1,704,050
Earnings per share - diluted	$0.16	$0.20	$0.48	$0.49
Average shares outstanding - diluted	1,888,113	1,788,418	1,876,708	1,805,906

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net Income	$310	$356	$893	$881

Other Comprehensive Income (Loss):
Unrealized losses on investment securities available-for-sale	(14)	(17)	(21)	(12)
Income tax effect	4	6	7	4
Reclassification adjustment for losses on sale of investment securities included in net income	75	-	75	-
Income tax effect	(25)	-	(25)	-

Other comprehensive income (loss)	40	(11)	36	(8)

Total Comprehensive Income	$350	$345	$929	$873

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2015

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2014	1,818,570	$28	$13,814	$(4,973)	$(549)	$(36)	$9,291	$17,575

Common stock allocated by ESOP			65		50			115

Treasury stock purchased	(956)			(9)				(9)

Reissuance of treasury stock under 401(k) Plan	3,899		20	20				40

Reissuance of treasury stock under stock incentive plan	5,476		(28)	28				-

Reissuance of treasury stock for exercised stock options	4,960		(1)	26				25

Stock based compensation expense			96					96

Release of 5,108 vested RRP shares			(24)		24			-

Cash dividends declared ($0.10 per share)							(182)	(182)

Net income							893	893

Other comprehensive loss, net						36		36

BALANCE – September 30, 2015	1,831,949	$28	$13,942	$(4,908)	$(475)	$-	$10,002	$18,589

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities	(In Thousands)
Net income	$893	$881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	280	337
Depreciation expense	132	124
Accretion of deferred loan fees and costs, net	(247)	(196)
Stock-based compensation expense	211	206
Realized loss on sale of investment securities available for sale	75	-
Net gain on the sale of loans	(993)	(1,098)
Gain on the sale of SBA loans	(7)	(64)
Net loss on sale of other real estate owned	4	41
Increase in the cash surrender value of bank-owned life insurance	(66)	(27)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(38,029)	(39,865)
Loans held for sale-proceeds	39,291	38,419
Accrued interest receivable	(141)	(40)
Prepaid expenses and other assets	(173)	(304)
Accrued interest payable	4	24
Accrued expenses and other liabilities	18	91
Net Cash Provided by (Used in) Operating Activities	1,252	(1,471)
Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	524	973
Purchase of investment securities available for sale	(35)	(39)
Proceeds from sale of investment securities available for sale	1,720	-
Net increase in loans receivable	(19,351)	(13,766)
Increase in investment in Federal Home Loan Bank stock	(91)	(273)
Purchase of bank-owned life insurance	-	(3,500)
Proceeds from the sale of other real estate owned	160	463
Capitalized expenditures on other real estate owned	(109)	(28)
Purchase of premises and equipment	(315)	(63)
Net Cash Used in Investing Activities	(17,497)	(16,233)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	2,875	1,759
Net increase in certificate accounts	13,526	13,044
Proceeds from Federal Home Loan Bank short-term borrowings	1,000	6,000
Repayment of Federal Home Loan Bank short-term borrowings	(2,000)	(4,500)
Proceeds from Federal Home Loan Bank long-term borrowings	3,000	4,500
Dividends paid	(182)	(156)
Purchase of treasury stock	(9)	(708)
Proceeds from the reissuance of treasury stock	40	53
Proceeds from the exercise of stock options	25	-
Decrease in advances from borrowers for taxes and insurance	(420)	(242)
Net Cash Provided by Financing Activities	17,855	19,750
Net Increase in Cash and Cash Equivalents	1,610	2,046
Cash and Cash Equivalents – Beginning of Year	13,937	6,184
Cash and Cash Equivalents – End of Year	$15,547	$8,230
Cash payments for interest	$1,514	$1,220
Cash payments for income taxes	$665	$668
Transfer of loans to other real estate owned	$670	$111

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At September 30, 2015, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2014 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2014 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2015 and 2014.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
Other Real Estate Owned.  Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  As of September 30, 2015, the Company has initiated formal foreclosure proceedings on a $588,000 consumer residential mortgage, which has not yet been transferred into foreclosed assets.
Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2015, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
The Company also has an employee stock ownership plan ("ESOP").  This plan is more fully described in Note 10.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

Reclassifications.  Certain items in the 2014 consolidated financial statements have been reclassified to conform to the presentation in the 2015 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders' equity.

Note 2 – Stock Split

On August 13, 2015, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on August 24, 2015 that was distributed on September 8, 2015. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from additional paid-in capital to common stock on the consolidated financial statements as of and for the nine months ended September 30, 2015 and year ended December 31, 2014.

Note 3 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months and nine months ended September 30, 2015 and 2014, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$310,000	$356,000	$893,000	$881,000

Weighted average shares outstanding – basic	1,706,946	1,683,716	1,714,689	1,704,050
Effect of dilutive common stock equivalents	181,167	104,702	162,019	101,856
Adjusted weighted average shares outstanding – diluted	1,888,113	1,788,418	1,876,708	1,805,906

Basic earnings per share	$0.18	$0.21	$0.52	$0.52
Diluted earnings per share	$0.16	$0.20	$0.48	$0.49

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three months and the nine months ended September 30, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$(40)	$(15)	$(36)	$(18)
Other comprehensive loss before classifications	(10)	(11)	(14)	(8)
Amount reclassified from accumulated other comprehensive loss	50	-	50	-
Total other comprehensive income (loss)	40	(11)	36	(8)
Balance at the end of the period	$-	$(26)	$-	$(26)
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months and the nine months ended September 30, 2015 and 2014 (in thousands):
Details About Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)				Affected Line Item in the Statement of Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized losses on investment securities available for sale	$(75)	$-	$(75)	$-	Loss on sales of investment securities
	25	-	25	-	Income taxes
	$(50)	$-	$(50)	$-	Net of tax
(1)	Amounts in parentheses indicate debits.

Note 5 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of September 30, 2015 and December 31, 2014, by contractual maturity, are shown below:
	September 30, 2015	December 31, 2014
	(In Thousands)
Due in one year or less	$3,327	$2,337
Due after one year through five years	2,809	4,323
	$6,136	$6,660

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 – Investment Securities Available for Sale
In September 2015 the Company sold its investment securities available for sale portfolio consisting of two bond funds totaling $1.7 million and realized gross losses of $75,000 on the transaction. There were no realized gross gains on the transaction.
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at December 31, 2014 are summarized below (in thousands):
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Short-term bond fund	$1,214	$-	$(34)	$1,180
Limited-term bond fund	546	-	(20)	526
	$1,760	$-	$(54)	$1,706

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014 (in thousands):
	December 31, 2014
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Short-term bond fund	1	$-	$-	$1,180	$(34)	$1,180	$(34)
Limited-term bond fund	1	-	-	526	(20)	526	(20)
Total	2	$-	$-	$1,706	$(54)	$1,706	$(54)

There were no impairment charges recognized during the three and nine months ended September 30, 2015 or 2014.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	September 30, 2015	December 31, 2014
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$6,745	$7,085
Non-owner occupied	51,436	48,554
Total one-to-four family residential	58,181	55,639

Multi-family (five or more) residential	11,040	10,132
Commercial real estate	44,392	35,523
Commercial lines of credit	2,224	1,623
Construction	18,644	14,303
Home equity loans	6,712	6,961
Total real estate loans	141,193	124,181

Commercial business	2,561	749
Other consumer	44	41
Total Loans	143,798	124,971

Deferred loan fees and costs	(522)	(492)
Allowance for loan losses	(1,290)	(1,148)

Net Loans	$141,986	$123,331

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2015 and December 31, 2014  (in thousands):

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$5,913	$-	$832	$-	$6,745
One-to-four family residential non-owner occupied	49,803	633	796	204	51,436
Multi-family residential	11,040	-	-	-	11,040
Commercial real estate and lines of credit	45,573	500	410	133	46,616
Construction	18,644	-	-	-	18,644
Home equity	6,626	-	86	-	6,712
Commercial business and other consumer	2,605	-	-	-	2,605
	$140,204	$1,133	$2,124	$337	$143,798

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

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

The following tables summarize information in regards to impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$832	$832	$-	$834	$11
One-to-four family residential non-owner occupied	796	802	-	796	30
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	410	427	-	433	8
Construction	-	-	-	-	-
Home equity	86	86	-	88	5
Commercial business and other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	204	204	21	203	5
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	133	7	133	7
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business and other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$832	$832	$-	$834	$11
One-to-four family residential non-owner occupied	1,000	1,006	21	999	35
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	543	560	7	566	15
Construction	-	-	-	-	-
Home equity	86	86	-	88	5
Commercial business and other consumer	-	-	-	-	-
Total	$2,461	$2,484	$28	$2,487	$66

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At September 30, 2015, the Company had nine loans totaling $785,000 that were identified as troubled debt restructurings.  All nine of these loans were performing in accordance with their modified terms.  At December 31, 2014, the Company had eleven loans totaling $951,000 that were identified as troubled debt restructurings.  Two of these loans totaling $155,000 were on non-accrual, three loans totaling $215,000 were 30-89 days delinquent, and six loans totaling $581,000 were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):
	September 30, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	566	-	566	-
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	86	-	86	-
Commercial business and other consumer	-	-	-	-	-
Total	9	$785	$-	$785	$7

	December 31, 2014
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	728	155	573	10
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	90	-	90	-
Commercial business and other consumer	-	-	-	-	-
Total	11	$951	$155	$796	$17

The contractual aging of the TDRs in the table above as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015
	Current & Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	566	-	-	-	566
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	86	-	-	-	86
Commercial business and other consumer	-	-	-	-	-
Total	$785	$-	$-	$-	$785

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

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

During the three months ended September 30, 2015 there were no new TDRs identified and a property securing one loan previously identified as a TDR in the amount of $39,000 was transferred to OREO.  During the nine months ended September 30, 2015, no new loans were identified as TDRs and two properties securing two loans previously identified as TDRs totaling $139,000 were transferred to OREO.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2015 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and recorded investment in loans receivable as of September 30, 2015 (in thousands):

	September 30, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$60	$369	$65	$412	$203	$73	$23	$71	$1,276
Charge-offs	-	(12)	-	(21)	-	(45)	-	-	(78)
Recoveries	-	-	-	21	-	-	-	-	21
Provision	(1)	140	1	(53)	(35)	15	(5)	9	71
Ending balance	$59	$497	$66	$359	$168	$43	$18	$80	$1,290

For the Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148
Charge-offs	-	(93)	-	(21)	-	(45)	-	-	(159)
Recoveries	-	-	-	21	-	-	-	-	21
Provision	(16)	172	6	35	46	42	11	(16)	280
Ending balance	$59	$497	$66	$359	$168	$43	$18	$80	$1,290

Ending balance evaluated
for impairment:
Individually	$-	$21	$-	$7	$-	$-	$-	$-	$28
Collectively	$59	$476	$66	$352	$168	$43	$18	$80	$1,262

Loans receivable:
Ending balance	$6,745	$51,436	$11,040	$46,616	$18,644	$6,712	$2,605	$-	$143,798
Ending balance evaluated
for impairment:
Individually	$832	$1,000	$-	$543	$-	$86	$-	$-	$2,461
Collectively	$5,913	$50,436	$11,040	$46,073	$18,644	$6,626	$2,605	$-	$141,337

The Bank allocated increased allowance for loan loss provisions to the one-to-four family residential non-owner occupied portfolio class for the three months and nine months ended September 30, 2015 due to increased balances and specific reserves needed on impaired loans.   The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the nine months ended September 30, 2015, due to increased balances in these portfolio classes.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2014 (in thousands):

	September 30, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Non-Real Estate	Unallocated	Total
For the Three Months Ended September 30, 2014
Allowance for loan losses:
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2014 and recorded investment in loans receivable as of December 31, 2014 (in thousands):

	December 31, 2014
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$59	$424	$36	$199	$96	$50	$2	$75	$941
Charge-offs	(57)	-	-	(133)	-	-	-	-	(190)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	73	(6)	24	255	26	(4)	5	21	394
Ending balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148

Ending balance evaluated
for impairment
Individually	$-	$29	$-	$29	$-	$8	$-	$-	$66
Collectively	$75	$389	$60	$295	$122	$38	$7	$96	$1,082

Loans receivable:
Ending balance	$7,085	$48,554	$10,132	$37,146	$14,303	$6,961	$790	$-	$124,971

Ending balance evaluated
for impairment
Individually	$837	$1,545	$67	$869	$-	$135	$-	$-	$3,453
Collectively	$6,248	$47,009	$10,065	$36,277	$14,303	$6,826	$790	$-	$121,518

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
One-to-four family residential owner occupied	$588	$588
One-to-four family residential non-owner occupied	165	836
Multi-family residential	-	67
Commercial real estate and lines of credit	174	489
Construction	-	-
Home equity	-	45
Commercial business and other consumer	-	-
	$927	$2,025

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.4 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2015 and 2014 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income that would have been recorded on non-accrual loans had they been current in accordance with their original terms, was approximately $16,000 and $60,000 for the three months ended September 30, 2015 and 2014, respectively.  Interest income foregone on non-accrual loans was approximately $48,000 and $88,000 for the nine months ended September 30, 2015 and 2014, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$256	$720	$976	$5,769	$6,745	$132
One-to-four family residential non-owner occupied	1,708	551	2,259	49,177	51,436	386
Multi-family residential	-	-	-	11,040	11,040	-
Commercial real estate and lines of credit	410	174	584	46,032	46,616	-
Construction	617	-	617	18,027	18,644	-
Home equity	276	-	276	6,436	6,712	-
Commercial business and other consumer	-	-	-	2,605	2,605	-
	$3,267	$1,445	$4,712	$139,086	$143,798	$518

	December 31, 2014
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$589	$837	$1,426	$5,659	$7,085	$249
One-to-four family residential non-owner occupied	735	972	1,707	46,847	48,554	136
Multi-family residential	-	67	67	10,065	10,132	-
Commercial real estate and lines of credit	1,051	910	1,961	35,185	37,146	421
Construction	107	-	107	14,196	14,303	-
Home equity	99	45	144	6,817	6,961	-
Commercial business and other consumer	-	-	-	790	790	-
	$2,581	$2,831	$5,412	$119,559	$124,971	$806

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2015	December 31, 2014
Non-interest bearing checking accounts	$1,518	$640
Passbook accounts	1,267	2,573
Savings accounts	3,464	5,655
Money market accounts	24,697	19,203
Certificates of deposit	109,860	96,334
Total deposits	$140,806	$124,405

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$6,000	0.37%	$7,000	0.27%

Fixed rate borrowings maturing:
2016	$1,000	0.88%	$1,000	0.88%
2017	2,500	1.15	1,500	1.30
2018	3,000	1.46	1,000	1.71
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$7,500	1.35%	$4,500	1.46%

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company's outstanding common stock in the open market for a total purchase price of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2015, the Company recognized $42,000 and $115,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2014, the Company recognized $37,000 and $103,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at a price totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan provides that no more than 48,750, or 25%, of the shares may be granted as restricted stock awards.

As of September 30, 2015, a total of 30,584 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and 22,168 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have a vesting period of five years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of September 30, 2015 and 2014 and changes during the nine months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015		September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	41,966	$8.09	53,000	$8.06
Granted	-	-	-	-
Vested	(10,582)	7.73	(11,034)	7.92
Forfeited	(800)	8.10	-	-
Unvested at the end of the period	30,584	$8.21	41,966	$8.09

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2015 and 2014, approximately $19,000 and $62,000 in compensation expense was recognized, respectively. A tax benefit of approximately $6,000 and $21,000, respectively, was recognized during each of these periods.  During the three and nine months ended September 30, 2014, approximately $22,000 and $65,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $22,000, respectively, was recognized during each of these periods.  As of September 30, 2015, approximately $218,000 in

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention Plan (Continued)

additional compensation expense will be recognized over the remaining service period of approximately 2.6 years.

Stock Option Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the "Option Plan").  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750 may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $5.00 per share (split-adjusted) which is higher than the fair market value of the common stock on the grant date.  All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.

As of September 30, 2015, a total of 362,260 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,756 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of September 30, 2015 and 2014 and changes during the nine months ended September 30, 2015 and 2014 is as follows:

	2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	369,140	$6.30	5.7	369,140	$6.30	6.5
Granted	-	-	-	-	-	-
Exercised	(4,960)	5.00	-	-	-	-
Forfeited	(1,920)	8.10	-	-	-	-
Outstanding at the end of the period	362,260	$6.30	4.8	369,140	$6.30	5.7
Exercisable at the end of the period	271,780	$5.70	2.6	245,940	$5.39	3.6

During the three and nine months ended September 30, 2015, approximately $12,000 and $34,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $3,000, respectively, was recognized during each of these periods.  During the three and nine months ended September 30, 2014, approximately $11,000 and $34,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $3,000, respectively, was recognized during each of these periods. As of September 30, 2015, approximately $118,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.6 years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments
Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
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

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2015 (in thousands):
	September 30, 2015
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Nonrecurring fair value measurements
Impaired loans	$2,433	$-	$-	$2,433
Other real estate owned	726	-	-	726
Total nonrecurring fair value measurements	$3,159	$-	$-	$3,159

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,433	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-17% (1%)

Other real estate owned	$726	Appraisal of collateral (1)	Appraisal adjustments (2)	1%-29% (9%)

	December 31, 2014
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,387	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-33% (2%)

Other real estate owned	$111	Appraisal of collateral (1)	Appraisal adjustments (2)	1% (1%)

_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows at September 30, 2015 and December 31, 2014 (in thousands):

			Fair Value Measurements at
			September 30, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$15,547	$15,547	$15,547	$-	$-
Investment in interest-earning time deposits	6,136	6,208	-	-	6,208
Loans held for sale	2,287	2,395	-	2,395	-
Loans receivable, net	141,986	144,048	-	-	144,048
Accrued interest receivable	929	929	929	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,615	3,615	3,615	-	-

Financial Liabilities
Deposits	140,806	142,169	30,946	-	111,223
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,547	-	-	7,547
Accrued interest payable	112	112	112	-	-

			Fair Value Measurements at
			December 31, 2014
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$13,937	$13,937	$13,937	$-	$-
Investment in interest-earning time deposits	6,660	6,723	-	-	6,723
Investment securities available for sale	1,706	1,706	1,706	-	-
Loans held for sale	2,556	2,664	-	2,664	-
Loans receivable, net	123,331	123,419	-	-	123,419
Accrued interest receivable	788	788	788	-	-
Investment in FHLB stock	527	527	527	-	-
Bank-owned life insurance	3,549	3,549	3,549	-	-

Financial Liabilities
Deposits	124,405	125,724	28,071	-	97,653
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	4,500	4,492	-	-	4,492
Accrued interest payable	108	108	108	-	-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
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

At September 30, 2015 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General. The Company's total assets at September 30, 2015 were $174.7 million, an increase of $19.0 million, or 12.2%, from $155.6 million at December 31, 2014.  This growth in total assets was primarily due to an $18.7 million, or 15.1%, increase in loans receivable, net, and a $1.6 million, or 11.6% increase in cash and cash equivalents, partially offset by a $1.7 million, or 100.0% decrease in investment securities available for sale as the Company sold the two bond funds which constituted this portfolio and incurred an after-tax loss of $50,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.6 million, or 11.6%, from $13.9 million at December 31, 2014 to $15.5 million at September 30, 2015 as excess deposits, proceeds from the sale of investment securities available for sale, and proceeds from the maturity of investments in interest-earning time deposits, not used to fund loans, were invested in overnight funds with the Federal Reserve Bank.

Investment Securities Available for Sale.  Investment securities available for sale decreased from $1.7 million at December 31, 2014 to none at September 30, 2015 as the Company sold its portfolio of investment securities consisting of two bond funds totaling $1.8 million and realized a loss of $75,000 on the transaction.  The securities were sold in anticipation of rising interest rates.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $524,000, or 7.9%, from $6.7 million at December 31, 2014 to $6.1 million at September 30, 2015 primarily due to the maturity and redemption of time deposits.  The Company used these funds to fund loans.

Loans Held for Sale.  Loans held for sale decreased $269,000 to $2.3 million at September 30, 2015 from $2.6 million at December 31, 2014 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $38.0 million of one-to-four family residential loans during the nine months ended September 30, 2015 and sold $38.3 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $18.7 million, or 15.1%, to $142.0 million at September 30, 2015 from $123.3 million December 31, 2014.  This increase was funded primarily from deposits, excess liquidity in cash and cash equivalents, and FHLB borrowings.  Increases within the portfolio occurred in the commercial real estate loan category which increased $8.9 million, or 25.0%, construction loans which increased $4.3 million, or 30.4%, one-to-four family residential non-owner occupied loans which increased $2.9 million, or 5.9%, commercial business loans which increased $1.8 million, or 241.9%, multi-family residential loans which increased $908,000, or 9.0%, commercial lines of credit which increased $601,000, or 37.0%, and other consumer loans which increased $3,000, or 7.3%.  Partially offsetting these increases was a decrease of $340,000, or 4.8%, in one-to-four family residential owner occupied loans, and a decrease of $249,000, or 3.6%, in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $726,000 at September 30, 2015, consisting of six properties.  This compares to one property with a carrying value of $111,000 at December 31, 2014.  For the nine months ended September 30, 2015, the Company transferred seven properties into OREO totaling $670,000, made $109,000 of capital improvements to the properties, sold two properties with a carrying value of $164,000, and is in the process of marketing the other properties for sale.

Deposits. Total interest-bearing deposits increased $15.5 million, or 12.5%, to $139.3 million at September 30, 2015 from $123.8 million at December 31, 2014.  This increase in interest-bearing deposits at September 30, 2015 compared to December 31, 2014 was primarily attributable to a $13.5 million, or 14.0% increase in certificates of deposit and a $5.5 million, or 28.6% increase in money market accounts, partially offset by a $2.2 million, or 38.7% decrease in savings accounts and a $1.3 million, or 50.8% decrease in passbook accounts.  Total non-interest bearing checking accounts, a new product introduced during December 2014, increased $878,000, or 137.2%, to $1.5 million at September 30, 2015 from $640,000 at December 31, 2014.

Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances increased $2.0 million, or 17.4%, to $13.5 million at September 30, 2015 from $11.5 million at December 31, 2014.  During the nine months ended September 30, 2015, the Company termed-out and repaid $2.0 million of overnight borrowings and borrowed an additional $2.0 million to fund loan demand.

Stockholders' Equity.  Total stockholders' equity increased $1.0 million, or 5.8%, to $18.6 million at September 30, 2015 from $17.6 million at December 31, 2014.  Contributing to the increase was net income for the nine months ended September 30, 2015 of $893,000, common stock earned by participants in the employee stock ownership plan of $115,000, amortization of stock awards and options under our stock compensation plans of $96,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $40,000, a decrease in other comprehensive loss of $36,000, and the reissuance of treasury stock for exercised stock options of $25,000.  These increases were partially offset by dividends paid of $182,000 and the purchase of 956 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $9,000.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General.  Net income amounted to $310,000 for the three months ended September 30, 2015, a decrease of $46,000, or 12.9%, compared to net income of $356,000 for three months ended September 30, 2014.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $143,000 and a decrease in non-interest income of $123,000, partially offset by an increase in net interest income of $168,000 and decreases in the provision for loan losses of $40,000 and the provision for income taxes of $12,000.

Net Interest Income.  Net interest income increased $168,000, or 11.7%, to $1.6 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014 due primarily to a $261,000, or 13.9% increase in interest income partially offset by a $93,000, or 20.9% increase in interest expense.

Interest Income.  Interest income increased $261,000, or 13.9%, to $2.1 million for the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014.  The increase in interest income was primarily due to a $22.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $123.3 million for the three months ended September 30, 2014 to an average balance of $146.2 million for the three months ended September 30, 2015, and had the effect of increasing interest income $342,000.  Partially offsetting this increase was a 23 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.96% for the three months ended September 30, 2014 to 5.73% for the three months ended September 30, 2015, which had the effect of decreasing interest income by $81,000.

Interest Expense.  Interest expense increased $93,000, or 20.9%, to $538,000 for the three months ended September 30, 2015 from $445,000 for the three months ended September 30, 2014.  The increase in interest expense was primarily attributable to a $20.7 million increase in average interest-bearing deposits, which increased from an average balance of $115.8 million for the three months ended September 30, 2014 to an average balance of $136.5 million for the three months ended September 30, 2015, and had the effect of increasing interest expense $88,000.  Also contributing to this increase was a 37 basis point increase in the average rate on FHLB borrowings, from 0.43% for the three months ended September 30, 2014 to 0.80% for the three months ended September 30, 2015, which had the effect of increasing interest expense by $12,000, and a $3.2 million increase in average FHLB borrowings which increased from an average balance of $10.3 million for the three months ended September 30, 2014 to an average balance of $13.5 million for the three months ended September 30, 2015, and had the effect of increasing interest expense $3,000.  The increase in average interest-bearing deposit accounts on a comparative three month basis was due to the competitive interest rates offered by the Bank on certificates of deposit and money market accounts, while the increase in the average FHLB borrowings was attributable to funding loan demand.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$17,532	$47	1.07%	$12,236	$46	1.50%
Loans receivable, net (1)(2)(3)	146,228	2,095	5.73	123,255	1,835	5.96
Total interest-earning assets	163,760	2,142	5.23%	135,491	1,881	5.55%
Non-interest-earning assets	7,625			8,930
Total assets	$171,385			$144,421
Interest-bearing liabilities:
Passbook accounts	$1,360	1	0.29%	$2,718	1	0.15%
Savings accounts	3,498	2	0.23	5,774	5	0.35
Money market accounts	23,644	47	0.80	15,900	31	0.78
Certificate of deposit accounts	107,981	461	1.71	91,421	397	1.74
Total deposits	136,483	511	1.50	115,813	434	1.50
FHLB borrowings	13,500	27	0.80	10,283	11	0.43
Total interest-bearing liabilities	149,983	538	1.43%	126,096	445	1.41%
Non-interest-bearing liabilities	3,054			1,286
Total liabilities	153,037			127,381
Stockholders' Equity	18,348			17,040
Total liabilities and Stockholders' Equity	$171,385			$144,421
Net interest-earning assets	$13,777			$9,396
Net interest income; average interest rate spread		$1,604	3.80%		$1,436	4.14%
Net interest margin (4)			3.92%			4.25%
Average interest-earning assets to average interest-bearing liabilities			109.19%			107.45%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $154,000 and an average yield of 4.01%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased by $40,000, or 36.0%, from $111,000 for the three months ended September 30, 2014 to $71,000 for the three months ended September 30, 2015, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2015.

Non-performing loans amounted to $1.4 million, or 1.02% of net loans receivable at September 30, 2015, consisting of eight loans, five of which were on non-accrual status and three of which were 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $2.8 million, or 2.30% of net loans receivable at December 31, 2014, consisting of twenty-two loans, sixteen of which were on non-accrual status and six of which were 90 days or more past due and accruing interest. The non-performing loans at September 30, 2015 include five one-to-four family residential non-owner occupied loans, two one-to-four family residential owner-occupied loans, and one commercial real estate loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2015, one loan that was on non-accrual status was returned to accrual status, two loans that were on non-accrual were transferred to other real estate owned, and one loan in the amount of $45,000 was written-off through the allowance for loan losses.  At September 30, 2015, the Company had nine loans totaling $785,000 that were identified as troubled debt restructurings.  All nine of these loans were performing in accordance with their modified terms. During the three months ended September 30, 2015 there were no new TDRs identified and a property securing one loan previously identified as a TDR in the amount of $39,000 was transferred to OREO.  The allowance for loan losses as a percent of total loans receivable was 0.90% at September 30, 2015 and 0.92% at December 31, 2014.

Other real estate owned (OREO) amounted to $726,000 at September 30, 2015, consisting of six properties.  This compares to one property with a carrying value of $111,000 at December 31, 2014.  During the quarter ended September 30, 2015, one property that had been collateral for a loan previously classified as non-accrual and one property that had been collateral for a loan that was previously classified both as a non-accrual and a TDR were transferred to OREO.  In conjunction with these transfers, $33,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Also during the quarter, the Company sold one OREO property with a carrying value of $55,000 and realized a loss of approximately $2,000 on the transaction.  For the nine months ended September 30, 2015, the Company transferred seven properties into OREO totaling $670,000, made $109,000 of capital improvements to the properties, sold two properties with a carrying value of $164,000, and is in the process of marketing the other properties for sale.  Non-performing assets amounted to $2.2 million, or 1.24% of total assets at September 30, 2015 compared to $2.9 million, or 1.89% of total assets at December 31, 2014.

Non-Interest Income.  Non-interest income decreased $123,000, or 21.5%, from $573,000 for the three months ended September 30, 2014 to $450,000 for the three months ended September 30, 2015.  The decrease was primarily attributable to a $75,000 loss on the sale of investment securities available for sale, a $63,000 decrease in net gain on the sales of residential mortgage loans, a $48,000 decrease in the gain on the sale of SBA loans, and a $2,000 decrease in other fees and service charges, partially offset by a $62,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $2,000 increase in other non-interest income, and a $1,000 decrease in the loss on sale of other real estate owned.

Non-Interest Expense.  Non-interest expense increased $143,000, or 10.7%, from $1.3 million for the three months ended September 30, 2014 to $1.5 million for the three months ended September 30, 2015.  Salaries and employee benefits expense accounted for $63,000 of the change as this expense increased 7.2%, from $879,000 for the three months ended September 30, 2014 to $942,000 for the three months ended September 30, 2015 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $36,000, or 27.5% increase in occupancy and equipment expense, a $31,000, or 31.6%  increase in professional fees, a $15,000 increase in other real estate owned expense, and a $6,000,  or 23.1%  increase in FDIC insurance assessment.   The increase in occupancy and equipment expense was primarily attributable to charges related to new mortgage banking software and upgrades to furniture and fixtures in our Lehigh Valley office.  The increase in professional fees was primarily attributable to legal fees related to collections. These increases were partially offset by a $5,000, or 19.2% decrease in advertising expense, a $2,000, or 3.9% decrease in directors' fees and expenses, and a $1,000, or 0.8% decrease in other expense.

Provision for Income Tax.  The provision for income tax decreased $12,000, or 6.0%,  from $201,000 for the three months ended September 30, 2014 to $189,000 for the three months ended September 30, 2015 due primarily to the decrease in pre-tax income as our effective tax rate remained relatively consistent at 37.9% for the 2015 period compared to 36.1% for the comparable period in 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General.  Net income amounted to $893,000 for the nine months ended September 30, 2015, an increase of $12,000, or 1.4%, compared to net income of $881,000 for nine months ended September 30, 2014.  The increase in net income was primarily the result of an increase in net interest income of $570,000 and a decrease in the provision for loan losses of $57,000, partially offset by increases in non-interest expense of $598,000 and the provision for income taxes of $17,000.

Net Interest Income.  Net interest income increased $570,000, or 13.7%, to $4.7 million for the nine months ended September 30, 2015 from $4.2 million for the nine months ended September 30, 2014 due primarily to an$844,000, or 15.6% increase in interest income partially offset by a $274,000, or 22.0% increase in interest expense.

Interest Income.The increase in interest income was primarily due to a $22.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $117.0 million for the nine months ended September 30, 2014 to an average balance of $139.6 million for the nine months ended September 30, 2015, and had the effect of increasing interest income $1.0 million.  Partially offsetting this increase was a 19 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 6.02% for the nine months ended September 30, 2014 to 5.83% for the nine months ended September 30, 2015, which had the effect of decreasing interest income by $197,000.  Also contributing to the increase in interest income for the nine months ended September 30, 2015 was a $4.4 million increase in average short-term investments and investment securities available for sale, which increased from an average balance of $12.3 million for the nine months ended September 30, 2014 to an average balance of $16.7 million for the nine months ended September 30, 2015, and had the effect of increasing interest income $46,000.  Partially offsetting this increase was a 19 basis point decline in the average yield on short-term investments and investment securities available for sale, from 1.44% for the nine months ended September 30, 2014 to 1.25% for the nine months ended September 30, 2015, which had the effect of decreasing interest income by $24,000.

Interest Expense.  The increase in interest expense was primarily attributable to a $20.0 million increase in average interest-bearing deposits, which increased from an average balance of $110.3 million for the nine months ended September 30, 2014 to an average balance of $130.3 million for the nine months ended September 30, 2015, and had the effect of increasing interest expense $243,000.  Also contributing to this increase was a 43 basis point increase in the average rate on FHLB borrowings, from 0.31% for the nine months ended September 30, 2014 to 0.74% for the nine months ended September 30, 2015, which had the effect of increasing interest expense by $40,000, and a $4.4 million increase in average FHLB borrowings which increased from an average balance of $8.3 million for the nine months ended September 30, 2014 to an average balance of $12.6 million for the nine months ended September 30, 2015, and had the effect of increasing interest expense $10,000.  The increase in average interest-bearing deposit accounts on a comparative three month basis was due to the competitive interest rates offered by the Bank on certificates of deposit and money market accounts, while the increase in the average FHLB borrowings was attributable to funding loan demand.

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

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Short-term investments and investment securities available for sale	$16,706	$156	1.25%	$12,301	$133	1.44%
Loans receivable, net (1)(2)(3)	139,587	6,106	5.83	117,039	5,285	6.02
Total interest-earning assets	156,293	6,262	5.34%	129,340	5,418	5.59%
Non-interest-earning assets	7,246			7,352
Total assets	$163,539			$136,692
Interest-bearing liabilities:
Passbook accounts	$1,711	2	0.16%	$2,745	3	0.15%
Savings accounts	3,911	8	0.27	5,807	16	0.37
Money market accounts	21,998	126	0.76	15,423	86	0.74
Certificate of deposit accounts	102,726	1,312	1.70	86,340	1,120	1.73
Total deposits	130,346	1,448	1.48	110,315	1,225	1.48
FHLB borrowings	12,643	70	0.74	8,255	19	0.31
Total interest-bearing liabilities	142,989	1,518	1.42%	118,570	1,244	1.40%
Non-interest-bearing liabilities	2,558			1,268
Total liabilities	145,547			119,838
Stockholders' Equity	17,992			16,854
Total liabilities and Stockholders' Equity	$163,539			$136,692
Net interest-earning assets	$13,304			$10,770
Net interest income; average interest rate spread		$4,744	3.92. %		$4,174	4.19%
Net interest margin (4)			4.05%			4.30%
Average interest-earning assets to average interest-bearing liabilities			109.30%			109.08%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $163,000 and an average yield of 4.06%. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $57,000, or 16.9% from $337,000 for the nine months ended September 30, 2014 to $280,000 for the nine months ended September 30, 2015.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014-Provision for Loan Losses."

Non-Interest Income.  Although there was no net change in total non-interest income for the nine months ended September 30, 2015 compared to the same period in 2014 there were changes in the individual components.   Fee income generated by the Bank's mortgage banking and title abstract subsidiaries increased $122,000, income from bank-owned life insurance increased $39,000, loss on the sale of other real estate owned decreased $37,000, other fees and service charges increased $36,000, and other non-interest income increased $3,000.  These increases in non-interest income were offset by a $105,000 decrease in net gains on sales of residential mortgage loans, a $75,000 loss on the sale of investment securities available for sale, and a $57,000 decrease in the gain on the sale of SBA loans.

Non-Interest Expense.  Non-interest expense increased $598,000, or 15.5%, from $3.9 million for the nine months ended September 30, 2014 to $4.5 million for the nine months ended September 30, 2015.  Salaries and employee benefits expense accounted for $460,000 of the change as this expense increased 18.3%, from $2.5 million for the nine months ended September 30, 2014 to $3.0 million for the nine months ended September 30, 2015 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $53,000, or 13.3% increase in occupancy and equipment expense, a $50,000, or 15.0% increase in other expense, an $18,000, or 6.4%  increase in professional fees, a $15,000, or 20.0% increase in FDIC insurance assessment, a $5,000, or 6.4% increase in advertising expense, and a $1,000, or 6.3% increase in other real estate owned expense.  The increase in occupancy and equipment expense was primarily attributable to charges related to new mortgage banking software and maintenance costs primarily related to our Lehigh Valley office.  The increase in other expense was primarily attributable to costs associated with the Bank's checking account products which were launched in December 2014.These increases were partially offset by a $4,000, or 2.5% decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax increased $17,000, or 3.2%, from $535,000 for the nine months ended September 30, 2014 to $552,000 for the nine months ended September 30, 2015 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.2% for the 2015 period compared to 37.8% for the comparable period in 2014.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2015, the Company's cash and cash equivalents amounted to $15.5 million.  At such date, the Company also had $3.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2015, Quaint Oak Bank had outstanding commitments to originate loans of $10.8 million and commitments under unused lines of credit of $14.8 million.

At September 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $35.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh, which provide an additional source of funds.  As of September 30, 2015, we had $13.5 million of borrowings from the Federal Home Loan Bank of Pittsburgh and had $70.2 million in borrowing capacity.  In addition, as of September 30, 2015 Quaint Oak Bank had $969,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2015.

Our stockholders' equity amounted to $18.6 million at September 30, 2015, an increase of $1.0 million, or 5.8% from $17.6 million at December 31, 2014. Contributing to the increase was net income for the nine months ended September 30, 2015 of $893,000, common stock earned by participants in the employee stock ownership plan of $115,000, amortization of stock awards and options under our stock compensation plans of $96,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $40,000, a decrease in other comprehensive loss of $36,000, and the reissuance of treasury stock for exercised stock options of $25,000.  These increases were partially offset by dividends paid of $182,000 and the purchase of 956 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $9,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At September 30, 2015, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.03%, 14.18%, 14.18% and 15.26%, respectively. As a small savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

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
Commitments.  At September 30, 2015, we had unfunded commitments under lines of credit of $14.8 million and $10.8 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2015.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)            Not applicable.

(b)            Not applicable.

(c)            Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 – July 31, 2015	-	$-	-	19,913
August 1, 2015 – August 31, 2015	-	-	-	19,913
September 1, 2015 – September 30, 2015	-	-	-	19,913
Total	-	$-	-	19,913

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

Date: November 12, 2015	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: November 12, 2015	By:	/s/John J. Augustine
John J. Augustine Chief Financial Officer