Form 10-K
period 2015-12-31
QUAINT OAK BANCORP INC
filed 2016-03-29
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  [   ]    NO  [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $10.75 on June 30, 2015, the last day of the Registrant's second quarter was $13,624,819 (1,826,326 shares outstanding less 558,901 shares held by affiliates at $10.75 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 22, 2016: 1,855,223

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)            Portions of the Annual Report to Shareholders for the year ended December 31, 2015 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)            Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2015 ANNUAL REPORT ON FORM 10-K

i

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and Allentown regional office located in the Lehigh Valley area of Pennsylvania.  Quaint Oak Bank through its subsidiary companies also conducts mortgage banking, real estate sales and title abstract businesses.  As of December 31, 2015, Quaint Oak Bank's primary market area includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania. As of December 31, 2015, Quaint Oak Bancorp had $184.2 million of total assets, $149.2 million of deposits and $19.0 million of stockholders' equity.  Quaint Oak Bancorp's stockholders' equity constituted 10.3% of total assets as of December 31, 2015.

Quaint Oak Bank's primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in residential, commercial real estate, construction loans, multi-family, home equity loans and commercial lines of credit secured by property in our market area.   To a lesser extent, the Bank also invests in commercial business loans and other consumer loans.  In addition, Quaint Oak Bank offers mortgage banking, real estate sales and title abstract services through its subsidiary companies.  Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

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

Quaint Oak Bank's Lending Activities

General.  At December 31, 2015, the net loan portfolio of Quaint Oak Bank amounted to $143.3 million, representing approximately 77.8% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of one-to-four family residential loans and commercial real estate loans, and to a lesser extent, construction loans, multi-family residential loans, home equity loans, commercial business loans, and commercial lines of credit.  At December 31, 2015, one-to-four family residential loans amounted to $56.8 million, or 39.1% of its total loan portfolio of which $51.0 million, or 35.1% of the total loan portfolio consisted of non-owner occupied properties and $5.8 million or 4.0% of the total loan portfolio consisted of owner occupied properties.  At December 31, 2015, commercial real estate loans totaled $47.6 million, or 32.8% of its total loan portfolio.  Construction loans totaled $16.1 million, or 11.1% of the total loan portfolio at December 31, 2015.  Multi-family residential loans totaled $12.4 million, or 8.5% of the total loan portfolio at December 31, 2015.  Home equity loans totaled $7.4 million, or 5.1% of the total loan portfolio at December 31, 2015.  Quaint Oak Bank also offers commercial business loans, which amounted to $2.6 million, or 1.8% of the total loan portfolio at December 31, 2015, commercial lines of credit which amounted to $2.2 million, or 1.5% of the total loan portfolio, and other consumer loans which amounted to $71,000, or 0.1% of the total loans portfolio at December 31, 2015.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank's capital which amounts to $2.6 million at December 31, 2015.  At December 31, 2015, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were $2.0 million, $1.8 million, $1.6 million, $1.5 million, and $1.5 million.  The loans primarily consisted of multi-family residential loans, commercial real estate loans, and construction loans.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2015.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$5,777	4.0%	$7,085	5.7%
Non-owner occupied	51,036	35.1	48,554	38.8
Total one-to-four family residential loans	56,813	39.1	55,639	44.5

Multi-family (five or more) residential	12,402	8.5	10,132	8.1
Commercial real estate	47,550	32.8	35,523	28.4
Commercial lines of credit	2,215	1.5	1,623	1.3
Construction	16,100	11.1	14,303	11.5
Home equity	7,409	5.1	6,961	5.6
Total real estate loans	142,489	98.1	124,181	99.4

Commercial business	2,576	1.8	749	0.6
Other consumer	71	0.1	41	--
Total loans	145,136	100.0%	124,971	100.0%
Less:
Deferred loan fees and costs	(518)		(492)
Allowance for loan losses	(1,313)		(1,148)
Net loans	$143,305		$123,331
____________________
(1)    Does not include loans held for sale of $5.1 million and $2.6 million at December 31, 2015 and 2014, respectively.

Origination of Loans.  The lending activities of Quaint Oak Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. New loans are generated primarily through the efforts of Quaint Oak Bank's loan officers, referrals from brokers and existing customers.  Loan applications are underwritten and processed by Quaint Oak Bank's credit administration department.

All loans are presented to the loan committee for review.  Quaint Oak Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Individual loans and loan relationships over $1.0 million must be approved by Quaint Oak Bank's loan committee, which currently consists of our President and Chief Executive Officer, Chairman of the Board, two other members of the Board of Directors, and three other officers of Quaint Oak Bank.

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2015 or 2014. We sold $50.2 million of loans in 2015 and $51.8 million of loans in 2014.

	Year Ended December 31,
	2015	2014
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$51,399	$51,281
One-to-four family residential non-owner occupied (2)	12,050	11,273
Multi-family residential	2,367	5,012
Commercial real estate and lines of credit	17,956	13,775
Construction	11,584	14,429
Home equity	2,581	2,061
Commercial business	2,274	646
Other consumer	75	20
Total loan originations	100,286	98,497
Loans sold	(50,221)	(51,802)
Loan principal repayments	(26,094)	(28,263)
Total loans sold and principal repayments	(76,315)	(80,065)
Decreases due to other items, net (3)	(1,489)	(530)
Net increase in loan portfolio	$22,482	$17,902
____________________
(1)     Includes $50.4 million of loans originated for sale in 2015 and 2014.
(2)     Includes $2.3 million and $2.9 million of loans originated for sale in 2015 and 2014, respectively.
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

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2015, before giving effect to net items, and excluding loans held for sale.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$568	$1,819	$--	$2,424	$12,528	$826	$40	$18,205
After one year through three years	795	3,435	108	2,387	778	566	476	8,545
After three years through five years	570	3,588	597	11,531	1,452	143	2,131	20,012
After five years through ten years	434	5,330	2,898	7,818	185	1,902	--	18,567
After ten years through 15 years	441	6,199	820	4,460	--	3,904	--	15,824
After 15 years	2,969	30,665	7,979	21,145	1,157	68	--	63,983
Total	$5,777	$51,036	$12,402	$49,765	$16,100	$7,409	$2,647	$145,136

The following table shows the dollar amount of our loans at December 31, 2015 due after December 31, 2016 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$5,209	$--	$5,209
One-to-four family residential non-owner occupied	8,658	40,559	49,217
Multi-family residential	804	11,598	12,402
Commercial real estate and lines of credit	23,941	23,400	47,341
Construction	--	3,572	3,572
Home equity	2,737	3,846	6,583
Commercial business	2,576	--	2,576
Other consumer	31	--	31
Total	$43,956	$82,975	$126,931

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not emphasize the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2015, $5.8 million, or 4.0%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans. All of these loans originated for portfolio have fixed rates of interest.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank's lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  At December 31, 2015, $51.0 million, or 35.1%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, brokers and originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans' servicing rights.   For the year ended December 31, 2015, Quaint Oak Mortgage LLC originated $52.7 million of owner and non-owner occupied loans for sale and sold $50.2 million of loans in the secondary market.  For the year ended December 31, 2014, loans originated for sale through Quaint Oak Mortgage LLC totaled $53.3 million and $51.8 million of these loans were sold in the secondary market.

Multi-Family Residential Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2015, $12.4 million, or 8.5%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans and Lines of Credit.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2015, $47.6 million, or 32.8% of our total loan portfolio, before net items, consisted of commercial real estate loans and $2.2 million or 1.5% of our loan portfolio, before net items, consisted of commercial lines of credit.  Although commercial real estate loans and lines of credit are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.

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

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is less than 70% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2015, $16.1 million, or 11.1% of Quaint Oak Bank's total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity loans and home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2015, $7.4 million, or 5.1% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans.  Quaint Oak Bank originates loans to businesses primarily for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  At December 31, 2015, $2.6 million, or 1.8% of Quaint Oak Bank's total loan portfolio, before net items, consisted of commercial business loans.

Other Consumer Loans.  Quaint Oak Bank originates auto loans and loans secured by savings accounts in order to accommodate its existing customers.  At December 31, 2015, $71,000, or 0.1% of Quaint Oak Bank's total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $186,000 and $2.0 million of non-accrual loans at December 31, 2015 and 2014, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  Real estate owned totaled $1.4 million and $111,000 at December 31, 2015 and 2014, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2015.

	December 31, 2015
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	2	$253	--	$--
One-to-four family residential-non-owner occupied	11	1,227	8	590
Commercial real estate and lines of credit	7	894	1	262
Construction	2	558	--	--
Home equity	2	55	--	--
Total delinquent loans	24	$2,987	9	$852
Delinquent loans to total net loans		2.08%		0.59%
Delinquent loans to total loans		2.06%		0.59%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2015	2014
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$--	$588
One-to-four family residential-non-owner occupied	186	836
Multi-family residential	--	67
Commercial real estate and lines of credit	--	489
Home equity	--	45
Total non-accruing loans	186	2,025
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	--	249
One-to-four family residential-non-owner occupied	404	136
Multi-family residential	--	--
Commercial real estate and lines of credit	262	421
Home equity	--	--
Total accruing loans 90 days or more past due	666	806
Total non-performing loans (1)	852	2,831
Other real estate owned, net	1,410	111
Total non-performing assets	2,262	2,942
Troubled debt restructurings (2)	781	796
Total non-performing assets and troubled debt restructurings	$3,043	$3,738
Total non-performing loans as a percentage of loans, net	0.59%	2.30%
Total non-performing loans as a percentage of total assets	0.46%	1.82%
Total non-performing assets as a percentage of total assets	1.23%	1.89%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.65%	2.40%
__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2015, we had nine loans totaling $781,000 that were identified as troubled debt restructurings ("TDR") and were performing in accordance with their modified terms.  There was a $32,000 allowance for loan losses allocated to these loans at December 31, 2015.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2015, Quaint Oak Bank's allowance for loan losses amounted to $1.3 million.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2015	2014
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$143,305	$123,331

Average loans outstanding (1)	$138,328	$116,249

Allowance for loan losses, beginning of period	$1,148	$941
Provision for loan losses	320	394
Charge-offs:
One-to-four family residential owner occupied	--	(57)
One-to-four family residential non-owner occupied	(110)	--
Commercial real estate and lines of credit	(21)	(133)
Home equity	(45)	--
Total charge-offs	(176)	(190)
Recoveries on loans previously charged-off:
Commercial real estate and lines of credit	21	3
Total recoveries	21	3
Allowance for loan losses, end of period	$1,313	$1,148

Allowance for loan losses as a percent of non-performing loans	154.11%	40.55%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.16%
____________________
(1) Excludes loans held for sale.

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2015		2014
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$55	4.0%	$75	5.7%
One-to-four family residential non-owner occupied	486	35.1	418	38.9
Multi-family residential	81	8.5	60	8.1
Commercial real estate and lines of credit	389	34.3	324	29.7
Construction	153	11.1	122	11.4
Home equity	50	5.1	46	5.6
Commercial business and other consumer	18	1.8	7	0.6
Unallocated	81	0.1	96	--
Total	$1,313	100.0%	$1,148	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders' equity as accumulated other comprehensive income.  At December 31, 2015, we had $3.0 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2014 and 2015.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2015	2014
	(In Thousands)
Interest-earning time deposits with other financial institutions	$6,136	$6,660
Governmental National Mortgage Association securities	1,990	--
Federal Home Loan Mortgage Corporation securities	1,015	--
Short-term bond fund	--	1,180
Limited-term bond fund	--	526
FHLB of Pittsburgh stock	618	527
Total	$9,759	$8,893

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2015.

	Amounts at December 31, 2015 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$3,585	1.46%	$2,551	1.88%	$--	--%	$--	--%
Governmental National Mortgage Association securities	--	--	--	--	--	--	1,990	1.72
Federal Home Loan Mortgage Corporation securities	--	--	--	--	--	--	1,015	2.00
	$3,585	1.46%	$2,551	1.88%	$--	--%	$3,005	1.81%

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

Quaint Oak Bank has not solicited deposits from outside Pennsylvania or paid fees to brokers to solicit funds for deposit.  At December 31, 2015, approximately 10% of Quaint Oak Bank's total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$10,875	7.3%	$13,897	11.2%
1.00% - 1.99%	70,476	47.2	58,900	47.3
2.00% - 2.99%	34,440	23.1	15,393	12.4
3.00% - 3.99%	--	--	8,144	6.6
Total certificate accounts	115,791	77.6	96,334	77.5
Transaction accounts:
Non-interest bearing checking accounts	2,407	1.6	640	0.5
Passbook accounts	1,185	0.8	2,573	2.1
Savings accounts	3,275	2.2	5,655	4.5
Money market accounts	26,571	17.8	19,203	15.4
Total transaction accounts	33,438	22.4	28,071	22.5
Total deposits	$149,229	100.0%	$124,405	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2015			2014
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$1,582	$2	0.13%	$2,719	$4	0.15%
Savings accounts	3,709	10	0.27	5,721	21	0.37
Money market accounts	23,071	178	0.77	16,027	119	0.74
Certificates of deposit	105,503	1,797	1.70	88,518	1,534	1.73
Total deposits	$133,865	$1,987	1.48%	$112,985	$1,678	1.49%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2015	2014
	(In Thousands)
Increase before interest credited	$22,849	$19,430
Interest credited	1,975	1,651
Total increase in deposits	$24,824	$21,081

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2015.

	Balance at December 31, 2015 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2016	2017	2018	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$10,704	$--	$171	$--	$10,875
1.00% - 1.99%	20,932	24,127	16,232	9,185	70,476
2.00% - 2.99%	6,867	4,862	--	22,711	34,440
Total certificate accounts	$38,503	$28,989	$16,403	$31,896	$115,791

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2016 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2016	$3,789	1.72%
June 30, 2016	5,225	1.55
September 30, 2016	3,936	1.46
December 31, 2016	4,273	1.15
After December 31, 2016	54,149	1.72
Total certificates of deposit with balances of $100,000 or more	$71,372	1.66%

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

As of December 31, 2015, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $72.4 million. Quaint Oak Bank's Federal Home Loan Bank advances outstanding were $13.5 million and $11.5 million at December 31, 2015 and 2014, respectively.  As of December 31, 2015 Quaint Oak Bank has $965,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2015 and 2014.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$7,077	$7,682
Maximum amount outstanding at any month-end during the period	8,000	11,500
Balance outstanding at end of period	6,000	7,000
Average interest rate during the period	0.35%	0.27%
Weighted average interest rate at end of period	0.45%	0.27%

	At or For the Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
FHLB long-term borrowings:
Average balance outstanding	$5,782	$1,391
Maximum amount outstanding at any month-end during the period	7,500	4,500
Balance outstanding at end of period	7,500	4,500
Average interest rate during the period	1.37%	1.51%
Weighted average interest rate at end of period	1.35%	1.46%

Total Employees

We had 52 full-time employees and two part-time employees at December 31, 2015. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2015, our primary market area for loans and deposits is in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates one regional office in Allentown, Pennsylvania.  Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east.  In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties.  We expect population growth and new housing growth will likely remain above the state average in the near term.  Income and wealth demographics are also above both national and Pennsylvania averages.  The Lehigh Valley area is one of the fastest growing regions in Pennsylvania due in part to its reasonable business climate and lower cost of living in comparison to its surrounding areas and states.  The Lehigh Valley is particularly noteworthy for its unusually balanced and multi-faceted economy. Far from depending on a single industry, the top four sub-sectors of the regional GDP are all extremely close to one another, which ultimately means a healthier and more vibrant regional economy.  In March 2015, the Lehigh Valley was recognized by a leading business publication as the top performing region for economic development for metropolitan regions of similar size in the Northeastern United States.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2015, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2015, 96% of its portfolio assets meet the requirements.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act.  The Federal Reserve Board's capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak by the Federal Deposit Insurance Corporation.  See "-Regulation of Quaint Oak Bank - Capital Requirements." Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015.  Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date as set forth in the table below. However, in May 2015, amendments to the Federal Reserve Board's small bank holding company policy statement (the "SBHC Policy") (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $1.0 billion in assets. As a consequence, as of December 31, 2015, Quaint Oak Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2015, was in compliance with the above restrictions.

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

●	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed.

●	Deposit insurance is permanently increased to $250,000.

●	The deposit insurance assessment base calculation now equals the depository institution's total assets minus the sum of its average tangible equity during the assessment period.

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

●
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies are extended to thrift holding companies.  However, certain smaller savings and loan holding companies such as Quaint Oak Bancorp, are exempt from those capital requirements.

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

Volcker Rule Regulations

Regulations were adopted in 2013 by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  Quaint Oak's investment portfolio is in compliance with the Volcker Rule regulations as of December 31, 2015.

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

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Quaint Oak Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Regulatory Capital Requirements.  Federally insured state-chartered non-member banks and savings banks are required to maintain minimum levels of regulatory capital. Current Federal Deposit Insurance Corporation capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as "core" capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders' equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation's regulations, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requested, "total" capital (a combination of core and "supplementary" capital) must equal at least 8.0% of "risk-weighted" assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

In determining compliance with the risk-based capital requirement, a savings bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings bank's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

Any savings bank that fails any of the capital requirements is subject to possible enforcement action by the Federal Deposit Insurance Corporation. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Federal Deposit Insurance Corporation's capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

At December 31, 2015, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 16 to the notes to our financial statements included in Exhibit 13.0 hereto.

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2015, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.

             Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Common Equity Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At December 31, 2015, Quaint Oak Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank's capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2015, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2015, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2015, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2012.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2015 with respect to our main office located in Southampton, Pennsylvania, and our regional office, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/2021(1)	$222	$111,665
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,280	37,564
____________________
(1)	Such lease has a five year renewal option which would commence on December 1, 2021 and end on November 30, 2026.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.

(a) Quaint Oak Bancorp's common shares trade on the OTCQX, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2015 and 2014.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTC Markets Group Inc.

Quarter ended:	High (1)	Low (1)	Cash dividends per share

December 31, 2015	$12.70	$11.75	$0.0375
September 30, 2015	$13.25	$10.86	$0.035
June 30, 2015	$10.75	$10.15	$0.035
March 31, 2015	$10.15	$9.48	$0.03

Quarter ended:	High (1)	Low (1)	Cash dividends per share (1)

December 31, 2014	$10.00	$8.70	$0.03
September 30, 2014	$8.98	$8.25	$0.03
June 30, 2014	$8.58	$8.16	$0.03
March 31, 2014	$8.58	$8.00	$0.025

(1)	Adjusted for September 9, 2015 two-for-one stock split.

As of March 22, 2016 Quaint Oak Bancorp had 1,855,223 common shares outstanding held of record by 173 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities

Quaint Oak Bancorp's repurchases of its common stock made during the quarter ended December 31, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015 – October 31, 2015	--	$--	--	39,826
November 1, 2015 – November 30, 2015	--	--	--	39,826
December 1, 2015 – December 31, 2015	100	10.00	--	39,826
Total	100	$10.00	--	39,826

Notes to this table:
(1)
On  February  21,  2014,  the  Board  of  Directors  of Quaint Oak Bancorp approved its fourth share repurchase program which provides for the repurchase of up to 69,432 shares (adjusted to reflect the two-for-one stock split), or approximately 2.5% of the Company's issued and outstanding shares of common stock, and announced the fourth repurchase program on Form 8-K filed on February 26, 2014.  The repurchase program does not have an expiration date.

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 57 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2015.  Based on their evaluation of Quaint Oak Bancorp's disclosure controls and procedures, Quaint Oak Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management of Quaint Oak Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect Quaint Oak Bancorp's transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of Quaint Oak Bancorp's assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp's controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp's internal control over financial reporting was effective as of December 31, 2015.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in Quaint Oak Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2016 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

Quaint Oak Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Quaint Oak Bancorp and Quaint Oak Bank. A copy of the Code of Ethics is available on the Company's website at www.quaintoak.com.

Set forth below is information with respect to the principal occupations during the last five years for the four executive officers of Quaint Oak Bancorp and/or our subsidiary, Quaint Oak Bank, who do not also serve as directors of Quaint Oak Bancorp.  Ages are reflected as of March 22, 2016.

Diane J. Colyer, age 57 years, has served as Chief Operating Officer of Quaint Oak Bancorp since October 2009, Treasurer of Quaint Oak Bancorp from July 2008 through May 2010, and Corporate Secretary since April 2007.  Ms. Colyer also served as Chief Operating Officer of Quaint Oak Bank since October 2009 and Treasurer of Quaint Oak Bank from May 2009 through May 2010, System Security Officer from July 2000 to May 2014, Network Administrator from May 2001 to May 2014, Facilities Security Officer since May 2015 and Corporate Secretary since April 2007.

William R. Gonzalez, age 32 years, has served as Senior Vice President Business Development since May 2013. Mr. Gonzalez has served as President and Chief Executive Officer of Quaint Oak Real Estate, LLC and Quaint Oak Abstract, LLC since July 2009.  Mr. Gonzalez served as Executive Vice President and Chief Operating Officer of Quaint Oak Mortgage, LLC from July 2009 through April 2013, and President and Chief Executive Officer since May 2013. In December 2008, Mr. Gonzalez filed voluntary personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in April 2009.

Curt T. Schulmeister, age 58 years, has served as Chief Lending Officer of Quaint Oak Bank since February 2007.  Previously, Mr. Schulmeister served as Executive Vice President and Chief Lending Officer of Earthstar Bank, Southampton, Pennsylvania since June 2001.

Robert Farrer, age 50 years, has served as Vice President Operations of Quaint Oak Bank since May 2015, Compliance Officer since April 2006, Chief Risk Officer since May 2010, Information Technology Security Officer since May 2014 and Community Reinvestment Act Officer since April 2006. Previously, Mr. Farrer served as Security Officer from April 2006 until May 2013.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2015 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan, 2008 Recognition and Retention Plan, and the 2013 Stock Incentive Plan.  All of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	385,050	(1)	$6.33	(1)	78,244
Equity compensation plans not approved by security holders	--		--		--
Total	385,050		$6.33		78,244
___________________
(1)	Includes 30,784 shares subject to restricted stock grants which were not vested as of December 31, 2015. The weighted-average exercise price excludes such restricted stock grants.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)       (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(4)
10.5	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan	(5)
10.6	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended *	(6)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant – Reference is made to "Item 1. Business - Subsidiaries" of this Form 10-K for the required information	--
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).
(Footnotes continued on following page)

__________________
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

(6)	Incorporated by reference from the Company's Annual Report on Form 10-K, filed with the Commission on March 26, 2015 (File No. 000-52694).

(b)	Exhibits
The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 29, 2016	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive	March 29, 2016
Robert T. Strong

/s/John J. Augustine	Chief Financial Officer	March 29, 2016
John J. Augustine

/s/Robert J. Phillips	Chairman	March 29, 2016
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 29, 2016
George M. Ager, Jr.

/s/James J. Clarke	Director	March 29, 2016
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 29, 2016
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 29, 2016
Kenneth R. Gant

/s/Marsh B. Spink	Director	March 29, 2016
Marsh B. Spink