Form 10-Q
period 2016-03-31
QUAINT OAK BANCORP INC
filed 2016-05-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 12, 2016, 1,862,868 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2016	2015
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$40	$43
Due from banks, interest-bearing	14,004	17,163
Cash and cash equivalents	14,044	17,206
Investment in interest-earning time deposits	6,146	6,136
Investment securities available for sale	4,995	3,005
Loans held for sale	2,718	5,064
Loans receivable, net of allowance for loan losses
(2016 $1,358; 2015 $1,313)	150,125	143,305
Accrued interest receivable	1,025	983
Investment in Federal Home Loan Bank stock, at cost	618	618
Bank-owned life insurance	3,660	3,638
Premises and equipment, net	1,798	1,834
Other real estate owned	1,384	1,410
Prepaid expenses and other assets	1,010	969
Total Assets	$187,523	$184,168

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$2,871	$2,407
Interest-bearing	149,801	146,822
Total deposits	152,672	149,229
Federal Home Loan Bank short-term borrowings	6,000	6,000
Federal Home Loan Bank long-term borrowings	7,500	7,500
Accrued interest payable	122	123
Advances from borrowers for taxes and insurance	1,192	1,859
Accrued expenses and other liabilities	658	421
Total Liabilities	168,144	165,132

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,855,513 and 1,841,475 outstanding at March 31, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	14,080	14,013
Treasury stock, at cost: 2016 921,737 shares; 2015 935,775 shares	(4,787)	(4,859)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(371)	(387)
Recognition & Retention Plan Trust (RRP)	(70)	(70)
Accumulated other comprehensive income (loss)	6	(12)
Retained earnings	10,493	10,323
Total Stockholders' Equity	19,379	19,036
Total Liabilities and Stockholders' Equity	$187,523	$184,168

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except share data)
Interest Income
Interest on loans	$2,089	$1,928
Interest and dividends on time deposits and investment securities	73	62
Total Interest Income	2,162	1,990

Interest Expense
Interest on deposits	547	456
Interest on Federal Home Loan Bank borrowings	33	19
Total Interest Expense	580	475

Net Interest Income	1,582	1,515

Provision for Loan Losses	45	88

Net Interest Income after Provision for Loan Losses	1,537	1,427

Non-Interest Income
Mortgage banking and title abstract fees	133	104
Other fees and services charges	18	22
Income from bank-owned life insurance	22	21
Net gain on the sale of residential mortgage loans	254	260
Gain on the sale of SBA loans	57	7
Gain on sale of other real estate owned	1	-
Other	9	5
Total Non-Interest Income, net	494	419

Non-Interest Expense
Salaries and employee benefits	1,074	1,040
Directors' fees and expenses	56	52
Occupancy and equipment	153	149
Professional fees	91	77
FDIC deposit insurance assessment	32	28
Other real estate owned expenses	66	8
Advertising	31	31
Other	128	115
Total Non-Interest Expense	1,631	1,500

Income before Income Taxes	400	346

Income Taxes	161	137

Net Income	$239	$209

Earnings per share – basic	$0.14	$0.13
Average shares outstanding - basic	1,754,326	1,703,588
Earnings per share - diluted	$0.12	$0.12
Average shares outstanding - diluted	1,855,513	1,852,214

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net Income	$239	$209

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	27	4
Income tax effect	(9)	(1)
Net other comprehensive income	18	3

Total Comprehensive Income	$257	$212

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholder's Equity (Unaudited)

For the Three Months Ended March 31, 2016
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2015	1,841,475	$28	$14,013	$(4,859)	$(457)	$(12)	$10,323	$19,036

Common stock allocated by ESOP			27		16			43

Reissuance of treasury stock under 401(k) Plan	1,498		10	7				17

Reissuance of treasury stock for exercised stock options	12,540		(2)	65				63

Stock based compensation expense			32					32

Cash dividends declared ($0.038 per share)							(69)	(69)

Net Income							239	239

Other comprehensive income (loss), net						18		18

BALANCE – MARCH 31, 2016	1,855,513	$28	$14,080	$(4,787)	$(441)	$6	$10,493	$19,379

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities	(In Thousands)
Net income	$239	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45	88
Write-down of OREO properties	53	-
Depreciation expense	51	43
Net amortization of securities premiums	4	-
Accretion of deferred loan fees and costs, net	(75)	(80)
Stock-based compensation expense	75	68
Net gain on the sale of residential mortgage loans	(254)	(260)
Gain on the sale of SBA loans	(57)	(7)
Net gain on sale of other real estate owned	(1)	-
Increase in the cash surrender value of bank-owned life insurance	(22)	(21)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(10,859)	(8,802)
Loans held for sale-proceeds	13,459	9,258
Accrued interest receivable	(42)	(60)
Prepaid expenses and other assets	(50)	(252)
Accrued interest payable	(1)	(5)
Accrued expenses and other liabilities	237	(62)
Net Cash Provided by Operating Activities	2,802	117
Cash Flows from Investing Activities
Net increase in investment in interest-earning time deposits	(10)	(5)
Purchase of investment securities available for sale	(2,044)	(13)
Principle repayments of investment securities available for sale	77	-
Net increase in loans receivable	(6,733)	(10,181)
Proceeds from the sale of other real estate owned	68	-
Capitalized expenditures on other real estate owned	(94)	-
Purchase of premises and equipment	(15)	(79)
Net Cash Used in Investing Activities	(8,751)	(10,278)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits and savings accounts	74	(600)
Net increase in certificate accounts	3,369	2,369
Dividends paid	(69)	(54)
Purchase of treasury stock	-	(5)
Proceeds from the reissuance of treasury stock	17	17
Proceeds from the exercise of stock options	63	-
Decrease in advances from borrowers for taxes and insurance	(667)	(525)
Net Cash Provided by Financing Activities	2,787	1,202
Net Decrease in Cash and Cash Equivalents	(3,162)	(8,959)
Cash and Cash Equivalents – Beginning of Year	17,206	13,937
Cash and Cash Equivalents – End of Year	$14,044	$4,978
Cash payments for interest	$581	$480
Cash payments for income taxes	$175	$350
Transfer of loans to other real estate owned	$-	$260

See accompanying notes to unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At March 31, 2016, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.  All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2015 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2015 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's most significant estimates are the determination of the allowance for loan losses and valuation of deferred tax assets.

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

Federal Home Loan Bank Stock. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2016 and 2015.

Bank Owned Life Insurance (BOLl).  The Company purchases bank owned life insurance as a mechanism for funding various employee benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income

Other Real Estate Owned.  Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
The Company has one one-to-four family residential non-owner occupied loan and one multi-family loan for which foreclosure proceedings are in process at March 31, 2016.  The total recorded investment is $387,000.
Share-Based Compensation. Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At March 31, 2016, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease id defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its  stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance.  The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.
Reclassifications.   Certain items in the 2015 consolidated financial statements have been reclassified to conform to the presentation in the 2016 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders' equity.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Stock Split

On August 13, 2015, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend effective for shareholders of record on August 24, 2015 that was distributed on September 8, 2015. All per share amounts in this report have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from additional paid-in capital to common stock on the consolidated financial statements as of the year ended December 31, 2015.

Note 3 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2016 and 2015 all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2016	2015

Net Income	$239,000	$209,000

Weighted average shares outstanding – basic	1,754,326	1,703,588
Effect of dilutive common stock equivalents	101,187	148,626
Adjusted weighted average shares outstanding – diluted	1,855,513	1,852,214

Basic earnings per share	$0.14	$0.13
Diluted earnings per share	$0.12	$0.12

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2016 and 2015 (in thousands):

	Unrealized Gains on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2016	2015

Balance at the beginning of the period	$(12)	$(36)
Other comprehensive income before classifications	18	3
Amount reclassified from accumulated other comprehensive income (loss)	-	-
Total other comprehensive income	18	3
Balance at the end of the period	$6	$(33)
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

Note 5 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2016 and December 31, 2015, by contractual maturity, are shown below:

	March 31, 2016	December 31, 2015
	(In Thousands)
Due in one year or less	$4,101	$3,585
Due after one year through five years	2,045	2,551
	$6,146	$6,136

Note 6 – Investment Securities Available for Sale
The amortized cost and fair value of investment securities available for sale at March 31, 2016 and December 31, 2015 are summarized below (in thousands):
	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Governmental National Mortgage Association securities	$1,933	$5	$-	$1,938
Federal Home Loan Mortgage Corporation securities	2,064	5	-	2,069
Federal National Mortgage Association securities	989	-	(1)	988
	$4,986	$10	$(1)	$4,995

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 – Investment Securities Available for Sale (Continued)
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Governmental National Mortgage Association securities	$2,003	$-	$(13)	$1,990
Federal Home Loan Mortgage Corporation securities	1,020	-	(5)	1,015
	$3,023	$-	$(18)	$3,005

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):
	March 31, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal National Mortgage Association securities	1	$988	$(1)	$-	$-	$988	$(1)

	December 31, 2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Governmental National Mortgage Association securities	2	$1,990	$(13)	$-	$-	$1,990	$(13)
Federal Home Loan Mortgage Corporation securities	1	1,015	(5)	-	-	1,015	(5)
Total	3	$3,005	$(18)	$-	$-	$3,005	$(18)

At March 31, 2016, there was one security in an unrealized loss position that at such date had an aggregate depreciation of 0.17% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2016 represents an other-than-temporary impairment.

There were no impairment charges recognized during the three months ended March 31, 2016 or 2015.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	March 31, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$6,326	$5,777
Non-owner occupied	51,392	51,036
Total one-to-four family residential	57,718	56,813

Multi-family (five or more) residential	12,523	12,402
Commercial real estate	53,000	47,550
Commercial lines of credit	2,196	2,215
Construction	15,688	16,100
Home equity loans	7,411	7,409
Total real estate loans	148,536	142,489

Commercial business	3,446	2,576
Other consumer	73	71
Total Loans	152,055	145,136

Deferred loan fees and costs	(572)	(518)
Allowance for loan losses	(1,358)	(1,313)

Net Loans	$150,125	$143,305

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2016 and December 31, 2015  (in thousands):

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$6,326	$-	$-	$-	$6,326
One-to-four family residential non-owner occupied	50,152	-	1,240	-	51,392
Multi-family residential	12,523	-	-	-	12,523
Commercial real estate and lines of credit	53,753	-	1,443	-	55,196
Construction	14,003	-	1,685	-	15,688
Home equity	7,411	-	-	-	7,411
Commercial business	3,446	-	-	-	3,446
Other consumer	73	-	-	-	73
	$147,687	$-	$4,368	$-	$152,055

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$5,777	$-	$-	$-	$5,777
One-to-four family residential non-owner occupied	49,457	331	1,248	-	51,036
Multi-family residential	12,402	-	-	-	12,402
Commercial real estate and lines of credit	48,185	262	1,318	-	49,765
Construction	14,621	-	1,479	-	16,100
Home equity	7,409	-	-	-	7,409
Commercial business	2,576	-	-	-	2,576
Other consumer	71	-	-	-	71
	$140,498	$593	$4,045	$-	$145,136

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,161	1,169	-	1,191	15
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	262	262	-	262	-
Construction	-	-	-	-	-
Home equity	83	83	-	84	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	197	197	28	197	4
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	133	11	133	2
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,358	1,366	28	1,388	19
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	395	395	11	395	2
Construction	-	-	-	-	-
Home equity	83	83	-	84	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,836	$1,844	$39	$1,867	$23

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$828	$15
One-to-four family residential non-owner occupied	653	659	-	1,464	62
Multi-family residential	-	-	-	66	5
Commercial real estate and lines of credit	-	-	-	1,085	77
Construction	-	-	-	-	-
Home equity	84	84	-	87	7
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	321	321	33	556	22
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	133	7	332	9
Construction	-	-	-	-	-
Home equity	-	-	-	45	4
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$828	$15
One-to-four family residential non-owner occupied	974	980	33	2,020	84
Multi-family residential	-	-	-	66	5
Commercial real estate and lines of credit	133	133	7	1,417	86
Construction	-	-	-	-	-
Home equity	84	84	-	132	11
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,191	$1,197	$40	$4,463	$201

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2016 and December 31, 2015, the Company had nine loans totaling $776,000 and $781,000, respectively, that were identified as troubled debt restructurings.  All nine of these loans were performing in accordance with their modified terms.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	560	-	560	25
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	3	83	-	83	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	9	$776	$-	$776	$36

	December 31, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	564	-	564	25
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	84	-	84	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	9	$781	$-	$781	$32

The contractual aging of the TDRs in the table above as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	560	-	-	-	560
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	83	-	-	-	83
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$776	$-	$-	$-	$776

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2015
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	564	-	-	-	564
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	84	-	-	-	84
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$781	$-	$-	$-	$781

During the three months ended March 31, 2016 there were no new loans identified as TDRs.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2016 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  The Company did not have any troubled debt restructurings default within the three months ended March 31, 2016.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2016 and recorded investment in loans receivable as of March 31, 2015 (in thousands):

	March 31, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(4)	26	(25)	36	(4)	2	14	-	45
Ending balance	$51	$512	$56	$425	$149	$52	$32	$81	$1,358

Ending balance evaluated
for impairment:
Individually	$-	$28	$-	$11	$-	$-	$-	$-	$39
Collectively	$51	$484	$56	$414	$149	$52	$32	$81	$1,319

Loans receivable:
Ending balance:	$6,326	$51,392	$12,523	$55,196	$15,688	$7,411	$3,519	$-	$152,055

Ending balance evaluated
for impairment:
Individually	$-	$1,358	$-	$395	$-	$83	$-	$-	$1,836
Collectively	$6,326	$50,034	$12,523	$54,801	$15,688	$7,328	$3,519	$-	$150,219

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2015 (in thousands):

	March 31, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148
Charge-offs	-	(51)	-	-	-	-	-	-	(51)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(11)	45	3	29	38	(2)	8	(22)	88
Ending balance	$64	$412	$63	$353	$160	$44	$15	$74	$1,185

Ending balance evaluated
for impairment:
Individually	$-	$13	$-	$29	$-	$8	$-	$-	$50
Collectively	$64	$399	$63	$324	$160	$36	$15	$74	$1,135

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2015 and recorded investment in loans receivable as of December 31, 2015 (in thousands):

	December 31, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148
Charge-offs	-	(110)	-	(21)	-	(45)	-	-	(176)
Recoveries	-	-	-	21	-	-	-	-	21
Provision	(20)	178	21	65	31	49	11	(15)	320
Ending balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Ending balance evaluated
for impairment
Individually	$-	$33	$-	$7	$-	$-	$-	$-	$40
Collectively	$55	$453	$81	$382	$153	$50	$18	$81	$1,273
Loans receivable:
Ending balance	$5,777	$51,036	$12,402	$49,765	$16,100	$7,409	$2,647	$-	$145,136
Ending balance evaluated
for impairment
Individually	$-	$974	$-	$133	$-	$84	$-	$-	$1,191
Collectively	$5,777	$50,062	$12,402	$49,632	$16,100	$7,325	$2,647	$-	$143,945

The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit, the 1-4 family residential non-owner occupied, and the commercial business loans portfolio classes for the three months ended March 31, 2016, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the multi-family residential portfolio classes for the three months ended March 31, 2016, due to decreased activity in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied class for the three months ended March 31, 2015, due to increased charge-off activity in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the three months ended March 31, 2015, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the 1-4 family residential owner occupied portfolio classes for the three months ended March 31, 2015, due to decreased activity in this portfolio class.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	697	186
Multi-family residential	-	-
Commercial real estate and lines of credit	262	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
	$959	$186

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.9 million and $852,000 at March 31, 2016 and December 31, 2015, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2016 and 2015 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $30,000 and $32,000 for the three months ended March 31, 2016 and 2015, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$451	$-	$451	$5,875	$6,326	$-
One-to-four family residential non-owner occupied	76	1,155	1,231	50,161	51,392	458
Multi-family residential	-	-	-	12,523	12,523	-
Commercial real estate and lines of credit	435	714	1,149	54,047	55,196	452
Construction	1,585	71	1,656	14,032	15,688	71
Home equity	625	-	625	6,786	7,411	-
Commercial business	-	-	-	3,446	3,446	-
Other consumer	-	-	-	73	73	-
	$3,172	$1,940	$5,112	$146,943	$152,055	$981

	December 31, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$253	$-	$253	$5,524	$5,777	$-
One-to-four family residential non-owner occupied	1,227	590	1,817	49,219	51,036	404
Multi-family residential	-	-	-	12,402	12,402	-
Commercial real estate and lines of credit	894	262	1,156	48,609	49,765	262
Construction	558	-	558	15,542	16,100	-
Home equity	55	-	55	7,354	7,409	-
Commercial business	-	-	-	2,576	2,576	-
Other consumer	-	-	-	71	71	-
	$2,987	$852	$3,839	$141,297	$145,136	$666

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2016	December 31, 2015
Non-interest bearing checking accounts	$2,871	$2,407
Passbook accounts	1,343	1,185
Savings accounts	3,200	3,275
Money market accounts	26,098	26,571
Certificates of deposit	119,160	115,791
Total deposits	$152,672	$149,229

Note 9 – Borrowings

Federal Home Loan Bank borrowings consist of the following at March 31, 2015 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Amunt	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$6,000	0.46%	$6,000	0.45%

Fixed rate borrowings maturing:
2016	$1,000	0.88%	$1,000	0.88%
2017	2,500	1.15	2,500	1.15
2018	3,000	1.46	3,000	1.46
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$7,500	1.35%	$7,500	1.35%

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company adopted an Employee Stock Ownership Plan (ESOP) during fiscal 2007 for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company's then outstanding common stock in the open market at an average price of $4.68 (split-adjusted) for a total of $1.0 million.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months March 31, 2016 and 2015 the Company recognized $43,000 and $36,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at an average price of $4.68 totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan provides that no more than 48,750, or 25%, of the shares may be granted as restricted stock awards.

As of March 31, 2016, a total of 30,784 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and up to 21,968 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of March 31, 2016 and 2015 and changes during the three months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016		March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	30,784	$8.10	41,966	$8.09
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	30,784	$8.10	41,966	$8.09

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During each of the three months ended March 31, 2016 and 2015, approximately $21,000 in compensation expense was recognized.  A tax benefit of approximately $7,000 was recognized during each of these periods.  As of March 31, 2016, approximately $178,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.1 years.

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

As of March 31, 2016, a total of 341,726 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of March 31, 2016 and 2015 and changes during the three months ended March 31, 2016 and 2015 is as follows:

	2016			2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	354,266	$6.33	4.7	369,140	$6.30	5.7
Granted	-	-	-	-	-	-
Exercised	(12,540)	5.00	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	341,726	$6.38	4.4	369,140	$6.30	5.2
Exercisable at the end of the period	249,326	$5.75	2.1	245,618	$5.39	3.1

During each of the three months ended March 31, 2016 and 2015, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000 was recognized during each of these periods.  As of March 31, 2016, approximately $96,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.1 years.

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
The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:
Investment Securities Available-For-Sale: The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2016 (in thousands):
	March 31, 2016
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association securities	$1,938	$-	$1,938	$-
Federal Home Loan Mortgage Corporation securities	2,069	-	2,069	-
Federal National Mortgage Association securities	988	-	988	-
Total investment securities available for sale	$4,995	$-	$4,995	$-
Total recurring fair value measurements	$4,995	$-	$4,995	$-

Nonrecurring fair value measurements
Impaired loans	$1,797	$-	$-	$1,797
Other real estate owned	1,384	-	-	1,384
Total nonrecurring fair value measurements	$3,181	$-	$-	$3,181

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2015 (in thousands):
	December 31, 2015
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association securities	$1,990	$-	$1,990	$-
Federal Home Loan Mortgage Corporation securities	1,015	-	1,015	-
Total investment securities available for sale	$3,005	$-	$3,005	$-
Total recurring fair value measurements	$3,005	$-	$3,005	$-

Nonrecurring fair value measurements
Impaired loans	$1,151	$-	$-	$1,151
Other real estate owned	1,410	-	-	1,410
Total nonrecurring fair value measurements	$2,561	$-	$-	$2,561

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,797	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% (2%)

Other real estate owned	$1,384	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (4%)

	December 31, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% (3%)

Other real estate owned	$1,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0% -29% (5%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The estimated fair values of the Company's financial instruments were as follows at March 31, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements at
			March 31, 2016
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$14,044	$14,044	$14,044	$-	$-
Investment in interest-earning time deposits	6,146	6,208	-	-	6,208
Investment securities available for sale	4,995	4,995	-	4,995	-
Loans held for sale	2,718	2,830	-	2,830	-
Loans receivable, net	150,125	151,787	-	-	151,787
Accrued interest receivable	1,025	1,025	1,025	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,660	3,660	3,660	-	-

Financial Liabilities
Deposits	152,672	154,189	33,512	-	120,677
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,541	-	-	7,541
Accrued interest payable	122	122	122	-	-

			Fair Value Measurements at
			December 31, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$17,206	$17,206	$17,206	$-	$-
Investment in interest-earning time deposits	6,136	6,206	-	-	6,206
Investment securities available for sale	3,005	3,005	-	3,005	-
Loans held for sale	5,064	5,244	-	5,244	-
Loans receivable, net	143,305	145,134	-	-	145,134
Accrued interest receivable	983	983	983	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,638	3,638	3,638	-	-

Financial Liabilities
Deposits	149,229	150,644	33,438	-	117,206
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,479	-	-	7,479
Accrued interest payable	123	123	123	-	-

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

At March 31, 2016 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC is currently inactive.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General. The Company's total assets at March 31, 2016 were $187.5 million, an increase of $3.4 million, or 1.8%, from $184.2 million at December 31, 2015.  This growth in total assets was primarily due to a $6.8 million, or 4.8%, increase in loans receivable, net, and a $2.0 million, or 66.2% increase in investment securities available for sale, partially offset by a $3.2 million, or 18.4% decrease in cash and cash equivalents as the Company used excess liquidity to fund loan growth and invest in investment securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.2 million, or 18.4%, from $17.2 million at December 31, 2015 to $14.0 million at March 31, 2016 as excess liquidity was used to fund loan growth and invest in investment securities available for sale.

Investment Securities Available for Sale.  Investment securities available for sale increased $2.0 million, or 66.2%, from $3.0 million at December 31, 2015 to $5.0 million at March  31, 2016, as the Company purchased $2.0 million of FHLMC and FNMA mortgage-backed securities with excess liquidity.

Loans Held for Sale.  Loans held for sale decreased $2.3 million, or 46.3%, from $5.1 million at December 31, 2015 to $2.7 million at March 31, 2016 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $10.9 million of one-to-four family residential loans during the period ending March  31, 2016 and sold $13.2 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $6.8 million, or 4.8%, to $150.1 million at March 31, 2016 from $143.3 million December 31, 2015.  This increase was funded primarily from deposits and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $5.5 million, or 11.5%, commercial business loans which increased $870,000, or 33.8%, one-to-four family residential owner occupied loans which increased $549,000, or 9.5%, one-to-four family residential non-owner occupied loans which increased $356,000, or 0.7%, and multi-family residential loans which increased $121,000, or 1.0%.  These increases were partially offset by decreases of $412,000, or 2.6%, in construction loans and $19,000, or 0.9%, in commercial lines of credit.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO) amounted to $1.4 million at March 31, 2016, consisting of six properties.  This compares to seven properties totaling $1.4 million at December 31, 2015.  During the quarter ended March 31, 2016, one property with a carrying value of $67,000 was sold and the Company is in the process of marketing the other properties for sale.  Non-performing assets amounted to $3.3 million, or 1.77% of total assets at March 31, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Deposits.  Total interest-bearing deposits increased $3.0 million, or 2.0%, to $149.8 million at March 31, 2016 from $146.8 million at December 31, 2015.  This increase in interest-bearing deposits was primarily attributable to a $3.4 million, or 2.9%  increase in certificates of deposit and a $158,000, or 13.3%  increase in passbook accounts, partially offset by a $473,000, or 1.8% decrease in money market accounts and a $75,000, or 2.3% decrease in savings accounts.  Total non-interest bearing checking accounts increased $464,000, or 19.3%, to $2.9 million at March 31, 2016 from $2.4 million at December 31, 2015.

Stockholders' Equity.  Total stockholders' equity increased $343,000, or 1.8%, to $19.4 million at March 31, 2016 from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the three months ended March 31, 2016 of $239,000, common stock earned by participants in the employee stock ownership plan of $43,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock for exercised stock options of $63,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $17,000, and increase in other comprehensive income of $18,000.  These increases were partially offset by dividends paid of $69,000.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General.  Net income amounted to $239,000 for the three months ended March 31, 2016, an increase of $30,000, or 14.4%, compared to net income of $209,000 for three months ended March 31, 2015.  The increase in net income on a comparative quarterly basis was primarily the result of increases in net interest income of $67,000 and non-interest income of $75,000, and a decrease in the provision for loan losses of $43,000, partially offset by an increase in non-interest expense of $131,000 and an increase in the provision for income taxes of $24,000.

Net Interest Income.  Net interest income increased $67,000, or 4.4%, to $1.6 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.  The increase was driven by a $172,000, or 8.6% increase in interest income, partially offset by a $105,000, or 22.1% increase in interest expense.

Interest Income.  Interest income increased $172,000, or 8.6%, to $2.2 million for the three months ended March 31, 2016 from $2.0 million for the three months ended March 31, 2015.The increase in interest income was primarily due to an $18.4 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $130.0 million for the three months ended March 31, 2015 to an average balance of $148.4 million for the three months ended March 31, 2016, and had the effect of increasing interest income $274,000.  Partially offsetting this increase was a 30 basis point decline in the yield on loans receivable, net, including loans held for sale, from 5.93% for the three months ended March 31, 2015 to 5.63% for the three months ended March 31, 2016, which had the effect of decreasing interest income by $113,000.

Interest Expense.  Interest expense increased $105,000, or 22.1%, to $580,000 for the three months ended March 31, 2016 from $475,000 for the three months ended March 31, 2015.  The increase in interest expense was primarily attributable to a $25.8 million increase in average interest-bearing liabilities, which increased from an average balance of $136.0 million for the three months ended March 31, 2015 to an average balance of $161.8 million for the three months ended March 31, 2016, and had the effect of increasing interest expense $99,000.  This increase in average interest-bearing liabilities was primarily attributable to the $19.7 million increase in average certificate of deposit accounts which increased from an average balance of $97.5 million for the three months ended March 31, 2015 to an average balance of $117.2 for the three months ended March 31, 2016, and had the effect of increasing interest expense $84,000. Also contributing to this increase was a three basis point increase in the average rate on interest-bearing liabilities, from 1.40% for the three months ended March 31, 2015 to 1.43% for the three months ended March 31, 2016, which had the effect of increasing interest expense by $6,000.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$17,798	$25	0.56%	$9,406	$6	0.26%
Investment in interest-earning time deposits	6,137	25	1.63	6,661	24	1.44
Investment securities available for sale	3,825	16	1.67	1,710	13	3.04
Loans receivable, net (1) (2) (3)	148,411	2,089	5.63	129,969	1,928	5.93
Investment in FHLB stock	618	7	4.53	527	19	14.4
Total interest-earning assets	176,789	2,162	4.89%	148,273	1,990	5.37%
Non-interest-earning assets	8,605			7,676
Total assets	$185,394			$155,949
Interest-bearing liabilities:
Passbook accounts	$1,297	-	-%	$2,486	1	0.16%
Savings accounts	2,951	2	0.27	5,141	4	0.31
Money market accounts	26,872	53	0.79	19,363	37	0.76
Certificate of deposit accounts	117,172	492	1.68	97,507	414	1.70
Total deposits	148,292	547	1.48	124,497	456	1.47
FHLB short-term borrowings	6,000	8	0.53	7,000	5	0.29
FHLB long-term borrowings	7,500	25	1.33	4,500	14	1.24
Total interest-bearing liabilities	161,792	580	1.43%	135,997	475	1.40%
Non-interest-bearing liabilities	4,415			2,280
Total liabilities	166,207			138,277
Stockholders' Equity	19,187			17,672
Total liabilities and Stockholders' Equity	$185,394			155,949
Net interest-earning assets	$14,997			$12,276
Net interest income; average interest rate spread		$1,582	3.46%		$1,515	3.97%
Net interest margin (4)			3.58%			4.09%
Average interest-earning assets to average interest-bearing liabilities			109.27%			109.03%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $128,000 and an average yield of 4.02% for the three months ended March 31, 2016 and an aggregate average balance of $172,000 and an average yield of 4.08% for the three months ended March 31, 2015.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased $43,000, or 48.9%, from $88,000 for the three months ended March 31, 2015 to $45,000 for the three months ended March 31, 2016, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2016.

Non-performing loans amounted to $1.9 million, or 1.29% of net loans receivable at March 31, 2016, consisting of seventeen loans, eight of which are on non-accrual status and nine of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $852,000, or 0.59% of net loans receivable at December 31, 2015, consisting of nine loans, three of which were on non-accrual status and six of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2016 include twelve one-to-four family non-owner occupied residential loans, four commercial real estate loans, and one construction loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2016, six loans were placed on non-accrual status resulting in the reversal of approximately $41,000 of previously accrued interest income, and one loan was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.90% at March 31, 2016 and 0.91% at December 31, 2015.

Other real estate owned (OREO) amounted to $1.4 million at March 31, 2016, consisting of six properties.  This compares to seven properties totaling $1.4 million at December 31, 2015.  During the quarter ended March 31, 2016, one property with a carrying value of $67,000 was sold and the Company is in the process of marketing the other properties for sale.  Non-performing assets amounted to $3.3 million, or 1.77% of total assets at March 31, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Non-Interest Income.  Non-interest income increased $75,000 or 17.9%, for the three months ended March 31, 2016 over the comparable period in 2015 due to a $50,000 increase in the gain on the sale of SBA loans, a $29,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $4,000 increase in other income, a $1,000 increase in income from bank-owned life insurance, and a $1,000 increase in the gain on sale of other real estate owned. These increases were partially offset by a $6,000 decrease in net gain on the sales of residential mortgage loans and a $4,000 decrease in other fees and service charges.

Non-Interest Expense.  Non-interest expense increased $131,000, or 8.7%, from $1.5 million for the three months ended March 31, 2015 to $1.6 million for the three months ended March 31, 2016.  Other real estate owned (OREO) expense accounted for $58,000 of the change as this expense increased 725.0%, from $8,000 for the three months ended March 31, 2015 to $66,000 for the three months ended March 31, 2016 due primarily to the write-down of three OREO properties in the first quarter of 2016.  Also contributing to the period over period increase was a $34,000 increase in salaries and employee benefits expense, a $14,000 increase in professional fees, a $13,000 increase in other expense, a $4,000 increase in directors' fees and expenses, a $4,000 increase in occupancy and equipment expense, and a $4,000 increase in FDIC insurance assessment.

Provision for Income Tax.  The provision for income tax increased $24,000, or 17.5%,  from $137,000 for the three months ended March 31, 2015 to $161,000 for the three months ended March 31, 2016 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 40.3% for the 2016 period compared to 39.6% for the comparable period in 2015.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2016, the Company's cash and cash equivalents amounted to $14.0 million.  At such date, the Company also had $4.1 million invested in interest-earning time deposits maturing in one year or less.

          The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2016, Quaint Oak Bank had outstanding commitments to originate loans of $10.9 million and commitments under unused lines of credit of $12.9 million.

At March 31, 2016, certificates of deposit scheduled to mature in less than one year totaled $37.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2016, we had $13.5 million of borrowings from the FHLB and had $74.9 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of March 31, 2016 Quaint Oak Bank had $978,000 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2016.

Our stockholders' equity amounted to $19.4 million at March 31, 2016, an increase of $343,000, or 1.8% from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the three months ended March 31, 2016 of $239,000, common stock earned by participants in the employee stock ownership plan of $43,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock for exercised stock options of $63,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $17,000, and increase in other comprehensive income of $18,000.  These increases were partially offset by dividends paid of $69,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2016, Quaint Oak Bank exceeded each of its capital requirements with ratios of 9.73%, 14.04%, 14.04% and 15.13%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

            Commitments.  At March 31, 2016, we had unfunded commitments under lines of credit of $12.9 million and $10.9 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2016.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2016 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 – January 31, 2016	-	$-	-	39,826
February 1, 2016 – February 29, 2016	-	-	-	39,826
March 1, 2016 – March 31, 2016	-	-	-	39,826
Total	-	$-	-	39,826

Notes to this table:

(1)
On  February  21,  2014,  the  Board  of  Directors  of Quaint Oak Bancorp approved its fourth share repurchase program which provides for the repurchase of up to 69,432 shares (adjusted to reflect the two-for-one stock split), or approximately 2.5% of the Company's then issued and outstanding shares of common stock, and announced the fourth repurchase program on Form 8-K filed on February 26, 2014.  The repurchase program does not have an expiration date.

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

Date: May 13, 2016	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ John J. Augustine
John J. Augustine Chief Financial Officer