Form 10-Q
period 2016-06-30
QUAINT OAK BANCORP INC
filed 2016-08-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 11, 2016, 1,878,037 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2016	2015
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$48	$43
Due from banks, interest-bearing	19,647	17,163
Cash and cash equivalents	19,695	17,206
Investment in interest-earning time deposits	6,146	6,136
Investment securities available for sale	6,502	3,005
Loans held for sale	5,625	5,064
Loans receivable, net of allowance for loan losses (2016 $1,424; 2015 $1,313)	154,342	143,305
Accrued interest receivable	1,098	983
Investment in Federal Home Loan Bank stock, at cost	633	618
Bank-owned life insurance	3,682	3,638
Premises and equipment, net	1,764	1,834
Other real estate owned, net	1,446	1,410
Prepaid expenses and other assets	1,327	969
Total Assets	$202,260	$184,168

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$3,385	$2,407
Interest-bearing	163,042	146,822
Total deposits	166,427	149,229
Federal Home Loan Bank short-term borrowings	6,000	6,000
Federal Home Loan Bank long-term borrowings	7,500	7,500
Accrued interest payable	125	123
Advances from borrowers for taxes and insurance	1,791	1,859
Accrued expenses and other liabilities	564	421
Total Liabilities	182,407	165,132

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 1,873,133 and 1,841,475
outstanding at June 30, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	14,103	14,013
Treasury stock, at cost: 2016 904,117 shares; 2015 935,775 shares	(4,699)	(4,859)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(353)	(387)
Recognition & Retention Plan Trust (RRP)	(48)	(70)
Accumulated other comprehensive income (loss)	1	(12)
Retained earnings	10,821	10,323
Total Stockholders' Equity	19,853	19,036
Total Liabilities and Stockholders' Equity	$202,260	$184,168

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except for share data)
Interest Income
Interest on loans	$2,195	$2,083	$4,284	$4,011
Interest and dividends on short-term investments and investment securities	75	47	148	109
Total Interest Income	2,270	2,130	4,432	4,120

Interest Expense
Interest on deposits	589	481	1,136	937
Interest on Federal Home Loan Bank borrowings	33	24	66	43
Total Interest Expense	622	505	1,202	980

Net Interest Income	1,648	1,625	3,230	3,140

Provision for Loan Losses	66	121	111	209

Net Interest Income after Provision for Loan Losses	1,582	1,504	3,119	2,931

Non-Interest Income
Mortgage banking and title abstract fees	147	116	280	220
Other fees and services charges	34	49	52	71
Income from bank-owned life insurance	22	22	44	43
Net gain on the sale of residential mortgage loans	504	376	758	636
Gain on sale of SBA loans	-	-	57	7
Gain (loss) on sale of other real estate owned	-	(2)	1	(2)
Other	14	11	23	16
Total Non-Interest Income	721	572	1,215	991

Non-Interest Expense
Salaries and employee benefits	1,115	998	2,189	2,038
Directors' fees and expenses	51	52	107	104
Occupancy and equipment	159	137	312	286
Professional fees	106	95	197	172
FDIC deposit insurance assessment	36	30	68	58
Other real estate owned expense	26	(5)	92	3
Advertising	30	31	61	62
Other	139	138	267	253
Total Non-Interest Expense	1,662	1,476	3,293	2,976

Income before Income Taxes	641	600	1,041	946

Income Taxes	239	226	400	363

Net Income	$402	$374	$641	$583

Earnings per share - basic	$0.23	$0.22	$0.36	$0.34
Average shares outstanding - basic	1,775,829	1,714,582	1,765,078	1,709,114
Earnings per share - diluted	$0.21	$0.20	$0.33	$0.32
Average shares outstanding - diluted	1,938,627	1,869,558	1,930,675	1,861,090

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net Income	$402	$374	$641	$583

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(7)	(11)	20	(7)
Income tax effect	2	4	(7)	3

Other comprehensive income (loss)	(5)	(7)	13	(4)

Total Comprehensive Income	$397	$367	$654	$579

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2016
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2015	1,841,475	$28	$14,013	$(4,859)	$(457)	$(12)	$10,323	$19,036

Common stock allocated by ESOP			52		34			86

Treasury stock purchased	(497)			(6)				(6)

Reissuance of treasury stock under 401(k) Plan	4,241		28	22				50

Reissuance of treasury stock under stock incentive plan	5,396		(28)	28				-

Reissuance of treasury stock for exercised stock options	22,518		(4)	116				112

Stock based compensation expense			64					64

Release of 4,864 vested RRP shares			(22)		22			-

Cash dividends declared ($0.078 per share)							(143)	(143)

Net income							641	641

Other comprehensive income, net						13		13

BALANCE – June 30, 2016	1,873,133	$28	$14,103	$(4,699)	$(401)	$1	$10,821	$19,853

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In Thousands)
Cash Flows from Operating Activities
Net income	$641	$583
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	111	209
Write-down of OREO properties	73	-
Depreciation expense	96	85
Net amortization of securities premiums	9	-
Accretion of deferred loan fees and costs, net	(156)	(175)
Stock-based compensation expense	150	138
Net gain on the sale of loans	(758)	(636)
Gain on the sale of SBA loans	(57)	(7)
Net (gain) loss on sale of other real estate owned	(1)	2
Increase in the cash surrender value of bank-owned life insurance	(44)	(43)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(30,142)	(23,160)
Loans held for sale-proceeds	30,339	21,020
Accrued interest receivable	(115)	(105)
Prepaid expenses and other assets	(365)	(275)
Accrued interest payable	2	4
Accrued expenses and other liabilities	143	(53)
Net Cash Used in Operating Activities	(74)	(2,413)
Cash Flows from Investing Activities
Net (increase) decrease in investment in interest-earning time deposits	(10)	776
Purchase of investment securities available for sale	(3,895)	(27)
Principle repayments of investment securities available for sale	409	-
Net increase in loans receivable	(10,935)	(18,418)
Net increase in investment in Federal Home Loan Bank stock	(15)	(91)
Proceeds from the sale of other real estate owned	67	106
Capitalized expenditures on other real estate owned	(175)	(60)
Purchase of premises and equipment	(26)	(175)
Net Cash Used in Investing Activities	(14,580)	(17,889)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	3,180	473
Net increase in certificate accounts	14,018	9,138
Proceeds from Federal Home Loan Bank short-term borrowings	-	1,000
Proceeds from Federal Home Loan Bank long-term borrowings	-	1,000
Dividends paid	(143)	(118)
Purchase of treasury stock	(6)	(10)
Proceeds from the reissuance of treasury stock	50	33
Proceeds from the exercise of stock options	112	-
Decrease in advances from borrowers for taxes and insurance	(68)	(104)
Net Cash Provided by Financing Activities	17,143	11,412
Net Increase (Decrease) in Cash and Cash Equivalents	2,489	(8,890)
Cash and Cash Equivalents – Beginning of Year	17,206	13,937
Cash and Cash Equivalents – End of Year	$19,695	$5,047
Cash payments for interest	$1,200	$976
Cash payments for income taxes	$365	$475
Transfer of loans to other real estate owned	$-	$445

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At June 30, 2016, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC was inactive as of June 30, 2016.  All significant intercompany balances and transactions have been eliminated.
On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank's election under Section 10(l) of the Home Owners' Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank's two regional offices includes Bucks, Montgomery, Lehigh and Northampton Counties, Pennsylvania, and northeast Philadelphia and the surrounding area.  The principal deposit products offered by the Bank are certificates of deposit, passbook savings accounts, savings accounts and money market accounts.  Loan products offered are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, auto loans, and lines of credit.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2015 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2015 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

Loans Held for Sale.  Loans originated by the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, are intended for sale in the secondary market and are carried at the lower of cost or fair value (LOCOM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs, commissions and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2016 and 2015.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
Other Real Estate Owned.  Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company has one one-to-four family residential non-owner occupied loan and one multi-family loan for which foreclosure proceedings are in process at June 30, 2016.  The total recorded investment is $387,000.
Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2016, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration.  The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

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

Note 3 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months and six months ended June 30, 2016 and 2015, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$402,000	$374,000	$641,000	$583,000

Weighted average shares outstanding – basic	1,775,829	1,714,582	1,765,078	1,709,114
Effect of dilutive common stock equivalents	162,798	154,976	165,597	151,976
Adjusted weighted average shares outstanding – diluted	1,938,627	1,869,558	1,930,675	1,861,090

Basic earnings per share	$0.23	$0.22	$0.36	$0.34
Diluted earnings per share	$0.21	$0.20	$0.33	$0.32

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months and the six months ended June 30, 2016 and 2015 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$6	$(33)	$(12)	$(36)
Other comprehensive income (loss) before classifications	(5)	(7)	13	(4)
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	5	(7)	13	(4)
Balance at the end of the period	$1	$(40)	$1	$(40)
_______________________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.

Note 5 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2016 and December 31, 2015, by contractual maturity, are shown below:
	June 30, 2016	December 31, 2015
	(In Thousands)
Due in one year or less	$4,368	$3,585
Due after one year through five years	1,778	2,551
	$6,146	$6,136

Note 6 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2016 and December 31, 2015 are summarized below (in thousands):
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$3,230	$2	$-	$3,232
Federal Home Loan Mortgage Corporation securities	2,017	3	-	2,020
Federal National Mortgage Association securities	893	-	(2)	891
Total mortgage-backed securities	6,140	5	(2)	6,143
Federal Home Loan Mortgage Corporation Medium Term Note Step	360	-	(1)	359
Total available-for-sale-securities	$6,500	$5	$(3)	$6,502

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 – Investment Securities Available for Sale (Continued)
	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$2,003	$-	$(13)	$1,990
Federal Home Loan Mortgage Corporation securities	1,020	-	(5)	1,015
Total mortgage-backed securities	$3,023	$-	$(18)	$3,005

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 (in thousands):
	June 30, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal National Mortgage Association mortgage-backed security	1	$891	$(2)	$-	$-	$891	$(2)
Federal Home Loan Mortgage Corporation Medium Term Note Step	1	359	(1)	-	-	359	(1)
	2	$1,250	$(3)	$-	$-	$1,250	$(3)

	December 31, 2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Governmental National Mortgage Association mortgage-backed securities	2	$1,990	$(13)	$-	$-	$1,990	$(13)
Federal Home Loan Mortgage Corporation mortgage-backed security	1	1,015	(5)	-	-	1,015	(5)
Total	3	$3,005	$(18)	$-	$-	$3,005	$(18)

At June 30, 2016, there were two securities in an unrealized loss position that at such date had an aggregate depreciation of 0.24% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2016 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and six months ended June 30, 2016 or 2015.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	June 30, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$5,749	$5,777
Non-owner occupied	52,140	51,036
Total one-to-four family residential	57,889	56,813

Multi-family (five or more) residential	11,991	12,402
Commercial real estate	59,143	47,550
Commercial lines of credit	2,032	2,215
Construction	15,270	16,100
Home equity loans	5,840	7,409
Total real estate loans	152,165	142,489

Commercial business	4,178	2,576
Other consumer	31	71
Total Loans	156,374	145,136

Deferred loan fees and costs	(608)	(518)
Allowance for loan losses	(1,424)	(1,313)

Net Loans	$154,342	$143,305

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2016 and December 31, 2015  (in thousands):

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$5,749	$-	$-	$-	$5,749
One-to-four family residential non-owner occupied	51,019	106	1,015	-	52,140
Multi-family residential	11,991	-	-	-	11,991
Commercial real estate and lines of credit	59,733	118	1,324	-	61,175
Construction	13,433	-	1,837	-	15,270
Home equity	5,840	-	-	-	5,840
Commercial business	4,178	-	-	-	4,178
Other consumer	31	-	-	-	31
	$151,974	$224	$4,176	$-	$156,374

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,121	1,127	-	1,188	15
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	262	262	-	262	-
Construction	-	-	-	-	-
Home equity	51	51	-	83	3
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	197	197	31	197	8
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	133	11	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,318	1,324	31	1,385	23
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	395	395	11	395	5
Construction	-	-	-	-	-
Home equity	51	51	-	83	3
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,764	$1,770	$42	$1,863	$31

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2016, the Company had eight loans totaling $741,000 that were identified as troubled debt restructurings.  All eight of these loans were performing in accordance with their modified terms.  At December 31, 2015, the Company had nine loans totaling $781,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	557	-	557	28
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	2	51	-	51	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$741	$-	$741	$39

	December 31, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	564	-	564	25
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	84	-	84	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	9	$781	$-	$781	$32

The contractual aging of the TDRs in the table above as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	557	-	-	-	557
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	51	-	-	-	51
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$741	$-	$-	$-	$741

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

During the three and six months ended June 30, 2016 there were no new loans identified as TDRs and one loan previously identified as a TDR was paid-off in the second quarter of 2016.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2016 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  The Company did not have any troubled debt restructurings default within the six months ended June 30, 2016.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2016 and recorded investment in loans receivable as of June 30, 2016 (in thousands):

	June 30, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$51	$512	$56	$425	$149	$52	$32	$81	$1,358
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	13	10	59	(34)	(1)	5	19	66
Ending balance	$46	$525	$66	$484	$115	$51	$37	$100	$1,424

For the Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	39	(15)	95	(38)	1	19	19	111
Ending balance	$46	$525	$66	$484	$115	$51	$37	$100	$1,424

Ending balance evaluated for impairment:
Individually	$-	$31	$-	$11	$-	$-	$-	$-	$42
Collectively	$46	$494	$66	$473	$115	$51	$37	$100	$1,382

Loans receivable:
Ending balance:	$5,749	$52,140	$11,991	$61,175	$15,270	$5,840	$4,209	$-	$156,374

Ending balance evaluated for impairment:
Individually	$-	$1,318	$-	$395	$-	$51	$-	$-	$1,764
Collectively	$5,749	$50,822	$11,991	$60,780	$15,270	$5,789	$4,209	$-	$154,610

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2015 (in thousands):

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

The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit, the 1-4 family residential non-owner occupied, and the commercial business loans portfolio classes for the three and six months ended June 30, 2016, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2016, due to decreased activity in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied class for the six months ended June 30, 2015, due to increased charge-off activity in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the three and six months ended June 30, 2015, due to increased balances in these portfolio classes.

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	661	186
Multi-family residential	-	-
Commercial real estate and lines of credit	262	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
	$923	$186

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.5 million and $852,000 at June 30, 2016 and December 31, 2015, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2016 and 2015 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $56,000 and $49,000 for the six months ended June 30, 2016 and 2015, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$312	$171	$483	$5,266	$5,749	$171
One-to-four family residential non-owner occupied	493	974	1,467	50,673	52,140	313
Multi-family residential	-	-	-	11,991	11,991	-
Commercial real estate and lines of credit	648	364	1,012	60,163	61,175	102
Construction	508	-	508	14,762	15,270	-
Home equity	272	-	272	5,568	5,840	-
Commercial business	-	-	-	4,178	4,178	-
Other consumer	-	-	-	31	31	-
	$2,233	$1,509	$3,742	$152,632	$156,374	$586

	December 31, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$253	$-	$253	$5,524	$5,777	$-
One-to-four family residential non-owner occupied	1,227	590	1,817	49,219	51,036	404
Multi-family residential	-	-	-	12,402	12,402	-
Commercial real estate and lines of credit	894	262	1,156	48,609	49,765	262
Construction	558	-	558	15,542	16,100	-
Home equity	55	-	55	7,354	7,409	-
Commercial business	-	-	-	2,576	2,576	-
Other consumer	-	-	-	71	71	-
	$2,987	$852	$3,839	$141,297	$145,136	$666

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):
	June 30, 2016	December 31, 2015
Non-interest bearing checking accounts	$3,385	$2,407
Passbook accounts	1,273	1,185
Savings accounts	2,189	3,275
Money market accounts	29,771	26,571
Certificates of deposit	129,809	115,791
Total deposits	$166,427	$149,229

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$6,000	0.59%	$6,000	0.45%

Fixed rate borrowings maturing:
2016	$1,000	0.88%	$1,000	0.88%
2017	2,500	1.15	2,500	1.15
2018	3,000	1.46	3,000	1.46
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$7,500	1.35%	$7,500	1.35%

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Employee Stock Ownership Plan (Continued)

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2016, the Company recognized $43,000 and $86,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2015, the Company recognized $37,000 and $73,000 of ESOP expense, respectively.

Recognition & Retention Plan

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at an average price of $4.68 (split adjusted) totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan provides that no more than 48,750, or 25%, of the shares may be granted as restricted stock awards.

As of June 30, 2016, a total of 20,524 awards of restricted stock were unvested under the RRP and Stock Incentive Plan and up to 21,968 restricted stock awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP and Stock Incentive Plan as of June 30, 2016 and 2015 and changes during the six months ended June 30, 2016 and 2015 is as follows:

	June 30, 2016		June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	30,784	$8.10	41,966	$8.09
Granted	-	-	-	-
Vested	(10,260)	8.10	(10,582)	7.73
Forfeited	-	-	-	-
Unvested at the end of the period	20,524	$8.10	31,384	$8.21

Compensation expense on the restricted stock awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and six months ended June 30, 2016, approximately $21,000 and $42,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $14,000, respectively, was recognized during each of these periods.  During the three and six months ended June 30, 2015, approximately $21,000 and $43,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $15,000, respectively, was recognized during each of these periods.  As of June 30, 2016, approximately $157,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

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

As of June 30, 2016, a total of 331,748 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of June 30, 2016 and 2015 and changes during the six months ended June 30, 2016 and 2015 is as follows:

	2016			2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	354,266	$6.33	4.7	369,140	$6.30	5.7
Granted	-	-	-	-	-	-
Exercised	(22,518)	5.00	-	-	-	-
Forfeited	-	-	-	-	-	-
Outstanding at the end of the period	331,748	$6.42	4.2	369,140	$6.30	5.0
Exercisable at the end of the period	270,148	$6.04	1.9	276,740	$5.69	2.9

During the three and six months ended June 30, 2016 and 2015, approximately $11,000 and $22,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $2,000, respectively, was recognized during each of these periods.  As of June 30, 2016, approximately $85,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2016 (in thousands):
	June 30, 2016
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$3,232	$-	$3,232	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	2,020	-	2,020	-
Federal National Mortgage Association mortgage-backed securities	891	-	891	-
Federal Home Loan Mortgage Corporation Medium Term Note Step	359	-	359	-
Total investment securities available for sale	$6,502	$-	$6,502	$-
Total recurring fair value measurements	$6,502	$-	$6,502	$-

Nonrecurring fair value measurements
Impaired loans	$1,722	$-	$-	$1,722
Other real estate owned	1,446	-	-	1,446
Total nonrecurring fair value measurements	$3,168	$-	$-	$3,168

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2015 (in thousands):
	December 31, 2015
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$1,990	$-	$1,990	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,015	-	1,015	-
Total investment securities available for sale	$3,005	$-	$3,005	$-
Total recurring fair value measurements	$3,005	$-	$3,005	$-

Nonrecurring fair value measurements
Impaired loans	$1,151	$-	$-	$1,151
Other real estate owned	1,410	-	-	1,410
Total nonrecurring fair value measurements	$2,561	$-	$-	$2,561

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of June  30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,722	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% (2%)

Other real estate owned	$1,446	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (4%)

	December 31, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% (3%)

Other real estate owned	$1,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0% -29% (5%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows at June 30, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements at
			June 30, 2016
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$19,695	$19,695	$19,695	$-	$-
Investment in interest-earning time deposits	6,146	6,202	-	-	6,202
Investment securities available for sale	6,502	6,502	-	6,502	-
Loans held for sale	5,625	5,870	-	5,870	-
Loans receivable, net	154,342	156,040	-	-	156,040
Accrued interest receivable	1,098	1,098	1,098	-	-
Investment in FHLB stock	633	633	633	-	-
Bank-owned life insurance	3,682	3,682	3,682	-	-

Financial Liabilities
Deposits	166,427	168,627	36,618	-	132,009
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,559	-	-	7,559
Accrued interest payable	125	125	125	-	-

			Fair Value Measurements at
			December 31, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$17,206	$17,206	$17,206	$-	$-
Investment in interest-earning time deposits	6,136	6,206	-	-	6,206
Investment securities available for sale	3,005	3,005	-	3,005	-
Loans held for sale	5,064	5,244	-	5,244	-
Loans receivable, net	143,305	145,134	-	-	145,134
Accrued interest receivable	983	983	983	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,638	3,638	3,638	-	-

Financial Liabilities
Deposits	149,229	150,644	33,438	-	117,206
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,479	-	-	7,479
Accrued interest payable	123	123	123	-	-

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

At June 30, 2016 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC was inactive as of June 30, 2016.

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The aggregate purchase price was $1.0 million which will be designated as an intangible asset.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General. The Company's total assets at June 30, 2016 were $202.3 million, an increase of $18.1 million, or 9.8%, from $184.2 million at December 31, 2015.  This growth in total assets was primarily due to an $11.0 million, or 7.7%, increase in loans receivable, net, a $3.5 million, or 116.4% increase in investment securities available for sale, and a $2.5 million, or 14.5% increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.5 million, or 14.5%, from $17.2 million at December 31, 2015 to $19.7 million at June 30, 2016 as excess deposits, not used to fund loans or investment securities available for sale, were invested in overnight funds with the Federal Reserve Bank.

Investment Securities Available for Sale.  Investment securities available for sale increased $3.5 million, or 116.4%, from $3.0 million at December 31, 2015 to $6.5 million at June 30, 2016, as the Company purchased $3.9 million of GNMA, FNMA and FHLMC mortgage-backed securities and a Federal Home Loan Mortgage Corporation Medium Term Note Step with excess liquidity.

Loans Held for Sale.  Loans held for sale increased $561,000, or 11.1%, from $5.1 million at December 31, 2015 to $5.6 million at June 30, 2016 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $30.1 million of one-to-four family residential loans during the six months ended June 30, 2016 and sold $29.6 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $11.0 million, or 7.7%, to $154.3 million at June 30, 2016 from $143.3 million December 31, 2015.  This increase was funded primarily from deposits and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in the commercial real estate loan category which increased $11.6 million, or 24.4%, commercial business loans which increased $1.6 million, or 62.2%, and one-to-four family residential non-owner occupied loans which increased $1.1 million, or 2.2%.  These increases were partially offset by decreases of $1.6 million, or 21.2% in home equity loans, $830,000, or 5.2%, in construction loans, $411,000, or 3.3%, in multi-family residential loans,  $183,000, or 8.3%, in commercial lines of credit, and $28,000, or 0.5%, in one-to-four family residential owner occupied loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO), net, amounted to $1.4 million at June 30, 2016, consisting of six properties.  This compares to seven properties totaling $1.4 million at December 31, 2015.  For the six months ended June 30, 2016, $175,000 of capital improvements were made to the properties, four of the properties incurred write-downs totaling $73,000, and one property with a carrying value of $67,000 was sold and the Company is in the process of marketing the other properties for sale.  Non-performing assets amounted to $2.9 million, or 1.46% of total assets at June 30, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Deposits.  Total deposits increased $17.2 million, or 11.5%, to $166.4 million at June 30, 2016 from $149.2 million at December 31, 2015.  This increase in deposits was primarily attributable to increases of $14.0 million, or 12.1% in certificates of deposit, $3.2 million, or 12.0% in money market accounts, and $978,000, or 40.6% in non-interest bearing check accounts, partially offset by a $1.1 million, or 33.2% decrease in savings accounts.

Federal Home Loan Bank Advances.  Federal Home Loan Bank short-term borrowings totaled $6.0 million at both June 30, 2016 and December 31, 2015.  During the quarter ended June 30, 2016, a $1.0 million short-term fixed rate borrowing was replaced with $1.0 million of overnight borrowings.  Federal Home Loan Bank long-term borrowings totaled $7.5 million at both June 30, 2016 and December 31, 2015.

Stockholders' Equity.  Total stockholders' equity increased $817,000, or 4.3%, to $19.9 million at June 30, 2016 from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the six months ended June 30, 2016 of $641,000, the reissuance of treasury stock for exercised stock options of $112,000, common stock earned by participants in the employee stock ownership plan of $86,000, amortization of stock awards and options under our stock compensation plans of $64,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $50,000, and a decrease in other comprehensive loss of $13,000.  These increases were partially offset by dividends paid of $143,000 and the purchase of 497 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $6,000.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General.  Net income amounted to $402,000 for the three months ended June 30, 2016, an increase of $28,000, or 7.5%, compared to net income of $374,000 for three months ended June 30, 2015.  The increase in net income on a comparative quarterly basis was primarily the result of increases in non-interest income of $149,000 and net interest income of $23,000 and a decrease in the provision for loan losses of $55,000, partially offset by an increase in non-interest expense of $186,000 and an increase in the provision for income taxes of $13,000.

Net Interest Income.  Net interest income increased $23,000, or 1.4%, to $1.65 million for the three months ended June 30, 2016 from $1.63 million for the three months ended June 30, 2015.  The increasewas driven by a $140,000, or 6.6% increase in interest income, partially offset by a $117,000, or 23.2% increase in interest expense.

Interest Income.  Interest income increased $140,000, or 6.6%, to $2.3 million for the three months ended June 30, 2016 from $2.1 million for the three months ended June 30, 2015.  The increase in interest income was primarily due to a $13.7 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $142.4 million for the three months ended June 30, 2015 to an average balance of $156.1 million for the three months ended June 30, 2016, and had the effect of increasing interest income $200,000.  Partially offsetting this increase was a 22 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.85% for the three months ended June 30, 2015 to 5.63% for the three months ended June 30, 2016, which had the effect of decreasing interest income by $88,000.  Also contributing to the increase in interest income for the three months ended June 30, 2016 was a $13.7 million increase in average funds due from banks, interest-bearing, which increased from an average balance of $3.8 million for the three months ended June 30, 2015 to an average balance of $17.5 million for the three months ended June 30, 2016, and had the effect of increasing interest income $11,000.  In addition, the average yield on funds due from banks, interest-bearing, increased 14 basis points from 0.32% for the three months ended June 30, 2015 to 0.46% for the three months ended June 30, 2016, which had the effect of increasing interest income by $7,000.

Interest Expense.  Interest expense increased $117,000, or 23.2%, to $622,000 for the three months ended June 30, 2016 from $505,000 for the three months ended June 30, 2015.  The increase in interest expense was primarily attributable to a $27.7 million increase in average interest-bearing liabilities, which increased from an average balance of $142.8 million for the three months ended June 30, 2015 to an average balance of $170.5 million for the three months ended June 30, 2016, and had the effect of increasing interest expense $99,000.  This increase in average interest-bearing liabilities was primarily attributable to the $22.8 million increase in average certificate of deposit accounts which increased from an average balance of $102.6 million for the three months ended June 30, 2015 to an average balance of $125.4 million for the three months ended June 30, 2016, and had the effect of increasing interest expense $97,000.  Also contributing to this increase was a five basis point increase in the average rate on interest-bearing liabilities, from 1.41% for the three months ended June 30, 2015 to 1.46% for the three months ended June 30, 2016, which had the effect of increasing interest expense by $10,000.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$17,470	$20	0.46%	$3,794	$3	0.32%
Investment in interest-earning time deposits	6,146	25	1.63	6,466	24	1.48
Investment securities available for sale	5,842	23	1.57	1,727	13	3.01
Loans receivable, net (1) (2) (3)	156,056	2,195	5.63	142,384	2,083	5.85
Investment in FHLB stock	643	7	4.35	591	7	4.74
Total interest-earning assets	186,157	2,270	4.88%	154,962	2,130	5.50%
Non-interest-earning assets	8,821			8,076
Total assets	$194,978			$163,038
Interest-bearing liabilities:
Passbook accounts	$1,326	$1	0.30%	$1,300	$1	0.31%
Savings accounts	2,460	1	0.16	3,113	2	0.26
Money market accounts	27,793	55	0.79	22,939	42	0.73
Certificate of deposit accounts	125,403	532	1.70	102,576	436	1.70
Total deposits	156,982	589	1.50	129,928	481	1.48
FHLB short-term borrowings	6,000	8	0.53	7,000	5	0.29
FHLB long-term borrowings	7,511	25	1.33	5,907	19	1.29
Total interest-bearing liabilities	170,493	622	1.46%	142,835	505	1.41%
Non-interest-bearing liabilities	4,904			2,256
Total liabilities	175,397			145,091
Stockholders' Equity	19,581			17,947
Total liabilities and Stockholders' Equity	$194,978			$163,038
Net interest-earning assets	$15,664			$12,127
Net interest income; average interest rate spread		$1,648	3.42%		$1,625	4.09%
Net interest margin (4)			3.54%			4.19%
Average interest-earning assets to average interest-bearing liabilities			109.19%			108.49%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)            Includes tax free municipal leases with an aggregate average balance of $120,000 and an average yield of 4.02% for the three months ended June 30, 2016 and an aggregate average balance of $163,000 and an average yield of 4.07% for the three months ended June 30, 2015.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased $55,000, or 45.5%, from $121,000 for the three months ended June 30, 2015 to $66,000 for the three months ended June 30, 2016, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2016.

Non-performing loans amounted to $1.5 million, or 0.98% of net loans receivable at June 30, 2016, consisting of thirteen loans, seven of which are on non-accrual status and six of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $852,000, or 0.59% of net loans receivable at December 31, 2015, consisting of nine loans, three of which were on non-accrual status and six of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2016 include ten one-to-four family non-owner occupied residential loans, two commercial real estate loans, and one one-to-four family owner occupied residential loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2016, no new loans were placed on non-accrual status and one loan previously on non-accrual status was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.91% at both June 30, 2016 and December 31, 2015.

Other real estate owned (OREO), net, amounted to $1.4 million at June 30, 2016, consisting of six properties.  This compares to seven properties totaling $1.4 million at December 31, 2015.  Non-performing assets amounted to $2.9 million, or 1.43% of total assets at June 30, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Non-Interest Income.  Non-interest income increased $149,000, or 26.0%, for the three months ended June 30, 2016 over the comparable period in 2015 primarily due to a $128,000 increase in net gain on the sale of residential mortgage loans, a $31,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $3,000 increase in other income, and a $2,000 decrease in the loss on the sale of other real estate owned.  These increases were partially offset by a $15,000 decrease in other fees and services charges.

Non-Interest Expense.  Non-interest expense increased $186,000, or 12.6%, from $1.5 million for the three months ended June 30, 2015 to $1.7 million for the three months ended June 30, 2016.  Salaries and employee benefits expense accounted for $117,000 of the change as this expense increased 11.7%, from $998,000 for the three months ended June 30, 2015 to $1.1 million for the three months ended June 30, 2016 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Other real estate owned (OREO) expense accounted for $31,000 of the change as this expense increased 620.0%, from a negative balance of $5,000 for the three months ended June 30, 2015 to $26,000 for the three months ended June 30, 2016, due primarily to a $20,000 write-down of an other real estate owned (OREO) property in the second quarter of 2016.  Also contributing to the period over period increase was a $22,000 increase in occupancy and equipment expense, an $11,000 increase in professional fees, a $6,000 increase in FDIC insurance assessment, and a $1,000 increase in other expense.  Offsetting these increases was a $1,000 decrease in directors' fees and expenses and a $1,000 decrease in advertising expense.

Provision for Income Tax.  The provision for income tax increased $13,000, or 5.8%, from $226,000 for the three months ended June 30, 2015 to $239,000 for the three months ended June 30, 2016 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 37.3% for the 2016 period compared to 37.7% for the comparable period in 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General.  Net income amounted to $641,000 for the six months ended June 30, 2016, an increase of $58,000, or 9.9%, compared to net income of $583,000 for six months ended June 30, 2015.  The increase in net income was primarily the result of increases in non-interest income of $224,000 and net interest income of $90,000 and a decrease in the provision for loan losses of $98,000, offset by increases in non-interest expense of $317,000 and the provision for income taxes of $37,000.

 Net Interest Income.  Net interest income increased $90,000, or 2.9%, to $3.2 million for the six months ended June 30, 2016 from $3.1 million for the six months ended June 30, 2015 due primarily to a$312,000, or 7.6% increase in interest income, partially offset by a $222,000, or 22.7% increase in interest expense.

Interest Income.  Interest income increased $312,000, or 7.6%, to $4.4 million for the six months ended June 30, 2016 from $4.1 million for the six months ended June 30, 2015.  The increase in interest income was primarily due to a $16.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $136.2 million for the six months ended June 30, 2015 to an average balance of $152.2 million for the six months ended June 30, 2016, and had the effect of increasing interest income $472,000.  Partially offsetting this increase was a 26 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.89% for the six months ended June 30, 2015 to 5.63% for the six months ended June 30, 2016, which had the effect of decreasing interest income by $199,000.  Also contributing to the increase in interest income for the six months ended June 30, 2016 was a $10.2 million increase in average funds due from banks, interest-bearing, which increased from an average balance of $7.4 million for the six months ended June 30, 2015 to an average balance of $17.6 million for the six months ended June 30, 2016, and had the effect of increasing interest income $12,000.  In addition, the average yield on funds due from banks, interest-bearing, increased 26 basis points from 0.24% for the six months ended June 30, 2015 to 0.50% for the six months ended June 30, 2016, which had the effect of increasing interest income by $24,000.

Interest Expense.  Interest expense increased $222,000, or 22.7%, to $1.2 million for the six months ended June 30, 2016 from $980,000 for the six months ended June 30, 2015.  The increase in interest expense was primarily attributable to a $26.7 million increase in average interest-bearing liabilities, which increased from an average balance of $139.4 million for the six months ended June 30, 2015 to an average balance of $166.1 million for the six months ended June 30, 2016, and had the effect of increasing interest expense $206,000.  This increase in average interest-bearing liabilities was primarily attributable to the $21.2 million increase in average certificate of deposit accounts which increased from an average balance of $100.1 million for the six months ended June 30, 2015 to an average balance of $121.3 million for the six months ended June 30, 2016, and had the effect of increasing interest expense $181,000.  Also contributing to this increase was a four basis point increase in the average rate on interest-bearing liabilities, from 1.41% for the six months ended June 30, 2015 to 1.45% for the six months ended June 30, 2016, which had the effect of increasing interest expense by $17,000.

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

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$17,634	$44	0.50%	$7,446	$9	0.24%
Investment in interest-earning time deposits	6,142	50	1.63	6,562	48	1.46
Investment securities available for sale	4,833	39	1.61	1,719	27	3.14
Loans receivable, net (1) (2) (3)	152,234	4,284	5.63	136,212	4,011	5.89
Investment in FHLB stock	630	15	4.76	559	25	8.94
Total interest-earning assets	181,473	4,432	4.88%	152,498	4,120	5.40%
Non-interest-earning assets	8,713			7,051
Total assets	$190,186			$159,549
Interest-bearing liabilities:
Passbook accounts	$1,311	$1	0.15%	$1,890	$1	0.11%
Savings accounts	2,706	3	0.22	4,121	6	0.29
Money market accounts	27,333	109	0.80	21,161	79	0.75
Certificate of deposit accounts	121,287	1,023	1.69	100,056	851	1.70
Total deposits	152,637	1,136	1.49	127,228	937	1.47
FHLB short-term borrowings	6,000	16	0.53	7,000	11	0.31
FHLB long-term borrowings	7,505	50	1.33	5,207	32	1.23
Total interest-bearing liabilities	166,142	1,202	1.45%	139,435	980	1.41%
Non-interest-bearing liabilities	4,661			2,304
Total liabilities	170,803			141,739
Stockholders' Equity	19,383			17,810
Total liabilities and Stockholders' Equity	$190,186			$159,549
Net interest-earning assets	$15,331			$13,063
Net interest income; average interest rate spread		$3,230	3.43%		$3,140	3.99%
Net interest margin (4)			3.56%			4.12%
Average interest-earning assets to average interest-bearing liabilities			109.23%			109.37%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)            Includes tax free municipal leases with an aggregate average balance of $124,000 and an average yield of 4.02% for the six months ended June 30, 2016 and an aggregate average balance of $167,000 and an average yield of 4.08% for the six months ended June 30, 2015.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

               Provision for Loan Losses.  The Company decreased its provision for loan losses by $98,000, or 46.9% from $209,000 for the six months ended June 30, 2015 to $111,000 for the six months ended June 30, 2016.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $224,000, or 22.6%, for the six months ended June 30, 2016 over the comparable period in 2015 primarily due to a $122,000 increase in net gain on the sales of residential mortgage loans, a $60,000 increase in fee income generated by the Bank's mortgage banking and title abstract subsidiaries, a $50,000 increase in the gain on the sale of SBA loans, a $7,000 increase in other income, a $3,000 gain on the sale of other real estate owned, and a $1,000 increase in income from bank-owned life insurance.  These increases were partially offset by a $19,000 decrease in other fees and services charges.

Non-Interest Expense.  Non-interest expense increased $317,000, or 10.7%, from $3.0 million for the six months ended June 30, 2015 to $3.3 million for the six months ended June 30, 2016.  Salaries and employee benefits expense accounted for $151,000 of the change as this expense increased 7.4%, from $2.0 million for the six months ended June 30, 2015 to $2.2 million for the six months ended June 30, 2016 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Other real estate owned (OREO) expense accounted for $89,000 of the change as this expense increased from $3,000 for the six months ended June 30, 2015 to $92,000 for the six months ended June 30, 2016, due primarily to write-downs on four OREO properties totaling $73,000.  Also contributing to the period over period increase was a $26,000 increase in occupancy and equipment expense, a $25,000 increase in professional fees, a $14,000 increase in other expense, a $10,000 increase in FDIC insurance assessment, and a $3,000 increase in directors' fees and expenses.  Partially offsetting these increases was a $1,000 decrease in advertising expense.

Provision for Income Tax.  The provision for income tax increased $37,000, or 10.2%, from $363,000 for the six months ended June 30, 2015 to $400,000 for the six months ended June 30, 2016 due primarily to the increase in pre-tax income as our effective tax rate remained consistent at 38.4% for both the 2016 and 2015 periods

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2016, the Company's cash and cash equivalents amounted to $19.7 million.  At such date, the Company also had $4.4 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2016, Quaint Oak Bank had outstanding commitments to originate loans of $10.5 million and commitments under unused lines of credit of $13.7 million.

At June 30, 2016, certificates of deposit scheduled to mature in less than one year totaled $39.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2016, we had $13.5 million of borrowings from the FHLB and had $89.4 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of June 30, 2016 Quaint Oak Bank had $973,000 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2016.

Our stockholders' equity amounted to $19.9 million at June 30, 2016, an increase of $817,000, or 4.3% from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the six months ended June 30, 2016 of $641,000, the reissuance of treasury stock for exercised stock options of $112,000, common stock earned by participants in the employee stock ownership plan of $86,000, amortization of stock awards and options under our stock compensation plans of $64,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $50,000, and a decrease in other comprehensive loss of $13,000.  These increases were partially offset by dividends paid of $143,000 and the purchase of 497 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $6,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2016, Quaint Oak Bank exceeded each of its capital requirements with ratios of 9.47%, 13.83%, 13.83% and 14.92%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2016, we had unfunded commitments under lines of credit of $13.7 million and $10.5 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended June 30, 2016 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 – April 30, 2016	-	$-	-	39,826
May 1, 2016 – May 31, 2016	497	11.89	497	39,329
June 1, 2016 – June 30, 2016	-	-	-	39,329
Total	497	$11.89	497	39,329

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

Date: August 12, 2016	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer