Form 10-Q
period 2016-09-30
QUAINT OAK BANCORP INC
filed 2016-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 8, 2016, 1,879,243 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2016	2015
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$460	$43
Due from banks, interest-bearing	17,220	17,163
Cash and cash equivalents	17,680	17,206
Investment in interest-earning time deposits	6,063	6,136
Investment securities available for sale	10,055	3,005
Loans held for sale	4,247	5,064
Loans receivable, net of allowance for loan losses (2016 $1,485; 2015 $1,313)	161,627	143,305
Accrued interest receivable	932	983
Investment in Federal Home Loan Bank stock, at cost	593	618
Bank-owned life insurance	3,705	3,638
Premises and equipment, net	1,744	1,834
Intangibles, net of accumulated amortization	1,044	45
Other real estate owned, net	720	1,410
Prepaid expenses and other assets	1,078	924
Total Assets	$209,488	$184,168

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$4,203	$2,407
Interest-bearing	170,448	146,822
Total deposits	174,651	149,229
Federal Home Loan Bank short-term borrowings	6,000	6,000
Federal Home Loan Bank long-term borrowings	6,500	7,500
Accrued interest payable	136	123
Advances from borrowers for taxes and insurance	1,437	1,859
Accrued expenses and other liabilities	466	421
Total Liabilities	189,190	165,132

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued;
1,879,284 and 1,841,475 outstanding at September 30, 2016 and December 31, 2015, respectively	28	28
Additional paid-in capital	14,178	14,013
Treasury stock, at cost: 2016 897,966 shares; 2015 935,775 shares	(4,670)	(4,859)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(337)	(387)
Recognition & Retention Plan Trust (RRP)	(47)	(70)
Accumulated other comprehensive loss	(2)	(12)
Retained earnings	11,148	10,323
Total Stockholders' Equity	20,298	19,036
Total Liabilities and Stockholders' Equity	$209,488	$184,168

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except for share data)
Interest Income
Interest on loans	$2,213	$2,095	$6,497	$6,106
Interest and dividends on short-term investments and investment securities	96	47	244	156
Total Interest Income	2,309	2,142	6,741	6,262

Interest Expense
Interest on deposits	638	511	1,774	1,448
Interest on Federal Home Loan Bank borrowings	34	27	100	70
Total Interest Expense	672	538	1,874	1,518

Net Interest Income	1,637	1,604	4,867	4,744

Provision for Loan Losses	61	71	172	280

Net Interest Income after Provision for Loan Losses	1,576	1,533	4,695	4,464

Non-Interest Income
Mortgage banking and title abstract fees	129	114	409	334
Other fees and services charges	(20)	22	32	93
Insurance commissions	60	-	60	-
Income from bank-owned life insurance	23	23	67	66
Net gain on the sale of residential mortgage loans	531	357	1,289	993
Gain on sale of SBA loans	51	-	108	7
Loss on sale of investment securities available for sale	-	(75)	-	(75)
Loss on sales and write-downs of other real estate owned	(54)	(2)	(126)	(4)
Other	13	11	36	27
Total Non-Interest Income	733	450	1,875	1,441

Non-Interest Expense
Salaries and employee benefits	1,132	942	3,321	2,980
Directors' fees and expenses	48	49	155	153
Occupancy and equipment	167	167	479	453
Professional fees	94	129	291	301
FDIC deposit insurance assessment	35	32	103	90
Other real estate owned expense	13	14	32	17
Advertising	23	21	84	83
Other	145	130	412	383
Total Non-Interest Expense	1,657	1,484	4,877	4,460

Income before Income Taxes	652	499	1,693	1,445
Income Taxes	250	189	650	552
Net Income	$402	$310	$1,043	$893

Earnings per share - basic	$0.22	$0.18	$0.59	$0.52
Average shares outstanding - basic	1,792,673	1,706,946	1,774,343	1,714,689
Earnings per share - diluted	$0.21	$0.16	$0.54	$0.48
Average shares outstanding - diluted	1,950,413	1,888,113	1,935,757	1,876,708

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net Income	$402	$310	$1,043	$893

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(5)	(14)	15	(21)
Income tax effect	2	4	(5)	7
Reclassification adjustment for losses on sale of investment securities included in net income	-	75	-	75
Income tax effect	-	(25)	-	(25)

Other comprehensive income (loss)	(3)	40	10	36

Total Comprehensive Income	$399	$350	$1,053	$929

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2016

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
				(In thousands, except share data)

BALANCE – DECEMBER 31, 2015	1,841,475	$28	$14,013	$(4,859)	$(457)	$(12)	$10,323	$19,036

Common stock allocated by ESOP			78		51			129

Treasury stock purchased	(1,097)			(13)				(13)

Reissuance of treasury stock under 401(k) Plan	6,992		46	36				82

Reissuance of treasury stock for share awards	5,396		(28)	28				-

Reissuance of treasury stock for exercised stock options	26,518		(5)	138				133

Stock based compensation expense			96					96

Release of 4,864 vested RRP shares			(22)		22			-

Cash dividends declared ($0.118 per share)							(218)	(218)

Net income							1,043	1,043

Other comprehensive income, net						10		10

BALANCE – September 30, 2016	1,879,284	$28	$14,178	$(4,670)	$(384)	$(2)	$11,148	$20,298

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,043	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	172	280
Depreciation expense	140	132
Amortization of intangibles	22	3
Net amortization of securities premiums	14	-
Accretion of deferred loan fees and costs, net	(227)	(247)
Stock-based compensation expense	225	211
Realized loss on sale of investment securities available for sale	-	75
Net gain on the sale of loans	(1,289)	(993)
Gain on the sale of SBA loans	(108)	(7)
Net loss on sale and write-downs of other real estate owned	126	4
Increase in the cash surrender value of bank-owned life insurance	(67)	(66)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(47,942)	(38,029)
Loans held for sale-proceeds	50,048	39,291
Accrued interest receivable	51	(141)
Prepaid expenses and other assets	(159)	(175)
Accrued interest payable	13	4
Accrued expenses and other liabilities	45	18
Net Cash Provided by Operating Activities	2,107	1,253
Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	73	524
Purchase of investment securities available for sale	(7,833)	(35)
Principal repayments of investment securities available for sale	784	-
Proceeds from sale of investment securities available for sale	-	1,720
Net increase in loans receivable	(18,159)	(19,351)
Net decrease (increase) in investment in Federal Home Loan Bank stock	25	(91)
Proceeds from the sale of other real estate owned	844	160
Capitalized expenditures on other real estate owned	(280)	(109)
Purchase of premises and equipment	(50)	(315)
Purchase of intangibles	(1,021)	(1)
Net Cash Used in Investing Activities	(25,617)	(17,498)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	3,273	2,875
Net increase in certificate accounts	22,149	13,526
Proceeds from Federal Home Loan Bank short-term borrowings	-	1,000
Repayment of Federal Home Loan Bank short-term borrowings	-	(2,000)
Proceeds from Federal Home Loan Bank long-term borrowings	-	3,000
Repayment of Federal Home Loan Bank long-term borrowings	(1,000)	-
Dividends paid	(218)	(182)
Purchase of treasury stock	(13)	(9)
Proceeds from the reissuance of treasury stock	82	40
Proceeds from the exercise of stock options	133	25
Decrease in advances from borrowers for taxes and insurance	(422)	(420)
Net Cash Provided by Financing Activities	23,984	17,855
Net Increase in Cash and Cash Equivalents	474	1,610
Cash and Cash Equivalents – Beginning of Year	17,206	13,937
Cash and Cash Equivalents – End of Year	$17,680	$15,547
Cash payments for interest	$1,861	$1,514
Cash payments for income taxes	$560	$665
Transfer of loans to other real estate owned	$-	$670

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Quaint Oak Bank (the "Bank") along with its wholly-owned subsidiaries.  At September 30, 2016, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2015 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2015 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2016 and 2015.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
Other Real Estate Owned.  Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company has one one-to-four family residential non-owner occupied loan and one multi-family loan for which foreclosure proceedings are in process at September 30, 2016.  The total recorded investment is $385,000.
Intangible Assets.  Intangible assets on the consolidated balance sheets are comprised of the acquisition by Quaint Oak Insurance Agency of the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC on August 1, 2016 at a total cost of $1.0 million. These renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business.  This amortization is included in non-interest expense.  Also included in intangible assets are mortgage servicing rights recognized as separate assets when mortgage loans are sold and the servicing rights are retained. These capitalized mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing period of the underlying mortgage loans.
Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2016, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 11.
The Company also has an employee stock ownership plan ("ESOP").  This plan is more fully described in Note 11.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the a  mendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

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

Note 3 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months and nine months ended September 30, 2016 and 2015, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$402,000	$310,000	$1,043,000	$893,000

Weighted average shares outstanding – basic	1,792,673	1,706,946	1,774,343	1,714,689
Effect of dilutive common stock equivalents	157,740	181,167	161,414	162,019
Adjusted weighted average shares outstanding – diluted	1,950,413	1,888,113	1,935,757	1,876,708

Basic earnings per share	$0.22	$0.18	$0.59	$0.52
Diluted earnings per share	$0.21	$0.16	$0.54	$0.48

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months and the nine months ended September 30, 2016 and 2015 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$1	$(40)	$(12)	$(36)
Other comprehensive income (loss) before classifications	(3)	(10)	10	(14)
Amount reclassified from accumulated other comprehensive income	-	50	-	50
Total other comprehensive income (loss)	(3)	40	10	36
Balance at the end of the period	$(2)	$-	$(2)	$-
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months and the nine months ended September 30, 2016 and 2015 (in thousands):

	Amount Reclassified from Accumulated Other Comprehensive Loss (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the
Details About Other Comprehensive Loss	2016	2015	2016	2015	Statement of Income
Unrealized losses on investment securities available for sale	$-	$(75)	$-	$(75)	Loss on sales of investment securities
	-	25	-	25	Income taxes
	$-	$(50)	$-	$(50)	Net of tax
____________________
(1)  Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of September 30, 2016 and December 31, 2015, by contractual maturity, are shown below:

	September 30, 2016	December 31, 2015
	(In Thousands)
Due in one year or less	$3,107	$3,585
Due after one year through five years	2,956	2,551
	$6,063	$6,136

Note 6 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2016 and December 31, 2015 are summarized below (in thousands):
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,902	$10	$(6)	$6,906
Federal Home Loan Mortgage Corporation securities	1,928	2	(1)	1,929
Federal National Mortgage Association securities	868	-	(7)	861
Total mortgage-backed securities	9,698	12	(14)	9,696
Federal Home Loan Mortgage Corporation Medium Term Note Step	360	-	(1)	359
Total available-for-sale-securities	$10,058	$12	$(15)	$10,055

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$2,003	$-	$(13)	$1,990
Federal Home Loan Mortgage Corporation securities	1,020	-	(5)	1,015
Total mortgage-backed securities	$3,023	$-	$(18)	$3,005

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Investment Securities Available for Sale (Continued)

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 (in thousands):
	September 30, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Governmental National Mortgage Association securities	5	$3,946	$(6)	$-	$-	$3,946	$(6)
Federal Home Loan Mortgage Corporation securities	1	984	(1)	-	-	984	(1)

Federal National Mortgage Association securities	1	861	(7)	-	-	861	(7)
Federal Home Loan Mortgage Corporation Medium Term Note Step	1	359	(1)	-	-	359	(1)
	8	$6,150	$(15)	$-	$-	$6,150	$(15)

	December 31, 2015
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Governmental National Mortgage Association mortgage-backed securities	2	$1,990	$(13)	$-	$-	$1,990	$(13)
Federal Home Loan Mortgage Corporation mortgage-backed security	1	1,015	(5)	-	-	1,015	(5)
Total	3	$3,005	$(18)	$-	$-	$3,005	$(18)

At September 30, 2016, there were eight securities in an unrealized loss position that at such date had an aggregate depreciation of 0.24% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2016 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and nine months ended September 30, 2016 or 2015.

In September 2015 the Company sold its investment securities available for sale portfolio consisting of two bond funds totaling $1.7 million and realized gross losses of $75,000 on the transaction.  There were no realized gross gains on the transaction.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	September 30, 2016	December 31, 2015
	(In Thousands)
Real estate loans:
One-to-four family residential:
Owner occupied	$5,710	$5,777
Non-owner occupied	53,191	51,036
Total one-to-four family residential	58,901	56,813

Multi-family (five or more) residential	12,252	12,402
Commercial real estate	63,869	47,550
Commercial lines of credit	2,201	2,215
Construction	15,889	16,100
Home equity loans	4,886	7,409
Total real estate loans	157,998	142,489

Commercial business	5,716	2,576
Other consumer	28	71
Total Loans	163,742	145,136

Deferred loan fees and costs	(630)	(518)
Allowance for loan losses	(1,485)	(1,313)

Net Loans	$161,627	$143,305

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2016 and December 31, 2015  (in thousands):

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total

One-to-four family residential owner occupied	$5,710	$-	$-	$-	$5,710
One-to-four family residential non-owner occupied	52,072	106	1,013	-	53,191
Multi-family residential	12,252	-	-	-	12,252
Commercial real estate and lines of credit	64,630	117	1,323	-	66,070
Construction	14,015	-	1,874	-	15,889
Home equity	4,886	-	-	-	4,886
Commercial business	5,716	-	-	-	5,716
Other consumer	28	-	-	-	28
	$159,309	$223	$4,210	$-	$163,742

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,110	1,122	-	1,183	21
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	262	262	-	262	-
Construction	-	-	-	-	-
Home equity	50	50	-	83	5
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	96	96	30	197	12
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	133	11	133	7
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,206	1,218	30	1,380	33
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	395	395	11	395	7
Construction	-	-	-	-	-
Home equity	50	50	-	83	5
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,651	$1,663	$41	$1,858	$45

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At September 30, 2016, the Company had eight loans totaling $737,000 that were identified as troubled debt restructurings.  All eight of these loans were performing in accordance with their modified terms.  At December 31, 2015, the Company had nine loans totaling $781,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least nine months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	554	-	554	30
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	2	50	-	50	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$737	$-	$737	$41

	December 31, 2015
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	564	-	564	25
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	1	133	-	133	7
Construction	-	-	-	-	-
Home equity	3	84	-	84	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	9	$781	$-	$781	$32

The contractual aging of the TDRs in the table above as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	Greater than 90 Days	Non-Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	554	-	-	-	554
Multi-family residential	-	-	-	-	-
Commercial real estate and lines of credit	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	50	-	-	-	50
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$737	$-	$-	$-	$737

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

During the three and nine months ended September 30, 2016 there were no new loans identified as TDRs and one loan previously identified as a TDR was paid-off in the second quarter of 2016.

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2016 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.  The Company did not have any troubled debt restructurings default within the nine months ended September 30, 2016.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and recorded investment in loans receivable as of September 30, 2016 (in thousands):

	September 30, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$46	$525	$66	$484	$115	$51	$37	$100	$1,424
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	25	(11)	63	28	(19)	14	(30)	61
Ending balance	$37	$550	$55	$547	$143	$32	$51	$70	$1,485

For the Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(18)	64	(26)	158	(10)	(18)	33	(11)	172
Ending balance	$37	$550	$55	$547	$143	$32	$51	$70	$1,485

Ending balance evaluated
for impairment:
Individually	$-	$30	$-	$11	$-	$-	$-	$-	$41
Collectively	$37	$520	$55	$536	$143	$32	$51	$70	$1,444

Loans receivable:
Ending balance:	$5,710	$53,191	$12,252	$66,070	$15,889	$4,886	$5,744	$-	$163,742

Ending balance evaluated
for impairment:
Individually	$-	$1,206	$-	$395	$-	$50	$-	$-	$1,651
Collectively	$5,710	$51,985	$12,252	$65,675	$15,889	$4,836	$5,744	$-	$162,091

The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit, the 1-4 family residential non-owner occupied, and the commercial business loans portfolio classes for the three and nine months ended September 30, 2016, due primarily to increased balances in these portfolio classes. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the three months ended September 30, 2016, due primarily to an increase in delinquencies in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2015 (in thousands):

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

The Bank allocated increased allowance for loan loss provisions to the one-to-four family residential non-owner occupied portfolio class for the three months and nine months ended September 30, 2015 due primarily to increased balances and specific reserves needed on impaired loans.  The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit and construction portfolio classes for the nine months ended September 30, 2015, due primarily to increased balances in these portfolio classes.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2015 and recorded investment in loans receivable as of December 31, 2015 (in thousands):

	December 31, 2015
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate and Lines of Credit	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$75	$418	$60	$324	$122	$46	$7	$96	$1,148
Charge-offs	-	(110)	-	(21)	-	(45)	-	-	(176)
Recoveries	-	-	-	21	-	-	-	-	21
Provision	(20)	178	21	65	31	49	11	(15)	320
Ending balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Ending balance evaluated
for impairment
Individually	$-	$33	$-	$7	$-	$-	$-	$-	$40
Collectively	$55	$453	$81	$382	$153	$50	$18	$81	$1,273
Loans receivable:
Ending balance	$5,777	$51,036	$12,402	$49,765	$16,100	$7,409	$2,647	$-	$145,136
Ending balance evaluated
for impairment
Individually	$-	$974	$-	$133	$-	$84	$-	$-	$1,191
Collectively	$5,777	$50,062	$12,402	$49,632	$16,100	$7,325	$2,647	$-	$143,945

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	652	186
Multi-family residential	-	-
Commercial real estate and lines of credit	262	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
	$914	$186

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.5 million and $852,000 at September 30, 2016 and December 31, 2015, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2016 and 2015 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $82,000 and $48,000 for the nine months ended September 30, 2016 and 2015, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$323	$-	$323	$5,387	$5,710	$-
One-to-four family residential non-owner occupied	1,033	870	1,903	51,288	53,191	218
Multi-family residential	-	-	-	12,252	12,252	-
Commercial real estate and lines of credit	979	660	1,639	64,431	66,070	398
Construction	1,063	-	1,063	14,826	15,889	-
Home equity	171	-	171	4,715	4,886	-
Commercial business	-	-	-	5,716	5,716	-
Other consumer	-	-	-	28	28	-
	$3,569	$1,530	$5,099	$158,643	$163,742	$616

	December 31, 2015
	30-90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing

One-to-four family residential owner occupied	$253	$-	$253	$5,524	$5,777	$-
One-to-four family residential non-owner occupied	1,227	590	1,817	49,219	51,036	404
Multi-family residential	-	-	-	12,402	12,402	-
Commercial real estate and lines of credit	894	262	1,156	48,609	49,765	262
Construction	558	-	558	15,542	16,100	-
Home equity	55	-	55	7,354	7,409	-
Commercial business	-	-	-	2,576	2,576	-
Other consumer	-	-	-	71	71	-
	$2,987	$852	$3,839	$141,297	$145,136	$666

Note 8 – Intangibles, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  This intangible asset is being amortized over ten years, which is the remaining life of the purchased book of business.  The accumulated amortization for the three and the nine months ended September 30, 2016 was $17,000.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Intangibles, Net (Continued)

Also included in intangible assets are mortgage servicing rights recognized as separate assets when mortgage loans are sold and the servicing rights are retained. The total mortgage servicing rights intangibles at September 30, 2016 and December 31, 2015 totaled $61,000 and $45,000, respectively.  During the three and nine months ended September 30, 2016, approximately $2,000 and $5,000 in amortization was recognized, respectively.  During the three and nine months ended September 30, 2015, approximately $1,000 and $3,000 in amortization was recognized, respectively.

Note 9 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2016	December 31, 2015
Non-interest bearing checking accounts	$4,203	$2,407
Passbook accounts	1,161	1,185
Savings accounts	1,984	3,275
Money market accounts	29,363	26,571
Certificates of deposit	137,940	115,791
Total deposits	$174,651	$149,229

Note 10 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$6,000	0.46%	$6,000	0.45%

Fixed rate borrowings maturing:
2016	-	-%	$1,000	0.88%
2017	2,500	1.15	2,500	1.15
2018	3,000	1.46	3,000	1.46
2019	1,000	2.02	1,000	2.02
Total FHLB long-term debt	$6,500	1.42%	$7,500	1.35%

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Stock Compensation Plans

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2016, the Company recognized $43,000 and $129,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2015, the Company recognized $42,000 and $115,000 of ESOP expense, respectively.

Recognition & Retention and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at an average price of $4.68 (split adjusted) totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan provides that no more than 48,750, or 25%, of the shares may be granted as share awards.

As of September 30, 2016, a total of 20,524 share awards were unvested under the RRP and Stock Incentive Plan and up to 21,968 share awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods from five to seven years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of September 30, 2016 and 2015 and changes during the nine months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016		September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	30,784	$8.10	41,966	$8.09
Granted	-	-	-	-
Vested	(10,260)	8.10	(10,582)	7.73
Forfeited	-	-	(800)	8.10
Unvested at the end of the period	20,524	$8.10	30,584	$8.21

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the share awards is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2016, approximately $21,000 and $62,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $21,000, respectively, was recognized during each of these periods.  During the three and nine months ended September 30, 2015, approximately $19,000 and $62,000 in compensation expense was recognized, respectively. A tax benefit of approximately $6,000 and $15,000, respectively, was recognized during each of these periods.  As of September 30, 2016, approximately $136,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.6 years.

Stock Option and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the "Option Plan").  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750 may be share awards, for a balance of 146,250 stock options assuming all the share awards are granted.

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $5.00 per share (split-adjusted) which is higher than the fair market value of the common stock on the grant date.  Stock options granted in May 2013 have an exercise price of $8.10 per share (split adjusted), the fair market value of the common stock on the date of grant. All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.

As of September 30, 2016, a total of 327,748 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of September 30, 2016 and 2015 and changes during the nine months ended September 30, 2016 and 2015 is as follows:

	2016			2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	354,266	$6.33	4.7	369,140	$6.30	5.7
Granted	-	-	-	-	-	-
Exercised	(26,518)	5.00	-	(4,960)	5.00	-
Forfeited	-	-	-	(1,920)	8.10	-
Outstanding at end of period	327,748	$6.44	4.0	362,260	$6.30	4.8
Exercisable at end of period	266,148	$6.06	1.6	271,780	$5.70	2.6

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans  (Continued)

During the three and nine months ended September 30, 2016 and 2015, approximately $12,000 and $34,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $3,000, respectively, was recognized during each of these periods.  As of September 30, 2016, approximately $73,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.6 years.

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments
Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
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

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2016 (in thousands):
	September 30, 2016
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$6,906	$-	$6,906	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,929	-	1,929	-
Federal National Mortgage Association mortgage-backed securities	861	-	861	-
Federal Home Loan Mortgage Corporation Medium Term Note Step	359	-	359	-
Total investment securities available for sale	$10,055	$-	$10,055	$-
Total recurring fair value measurements	$10,055	$-	$10,055	$-

Nonrecurring fair value measurements
Impaired loans	$1,610	$-	$-	$1,610
Other real estate owned	720	-	-	720
Total nonrecurring fair value measurements	$2,330	$-	$-	$2,330

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used level 3 inputs to determine fair value as of September  30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,610	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-31% (3%)

Other real estate owned	$720	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (8%)

	December 31, 2015
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,151	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% (3%)

Other real estate owned	$1,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0% -29% (5%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company's financial instruments were as follows at September 30, 2016 and December 31, 2015 (in thousands):

			Fair Value Measurements at
			September 30, 2016
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$17,680	$17,680	$17,680	$-	$-
Investment in interest-earning time deposits	6,063	6,112	-	-	6,112
Investment securities available for sale	10,055	10,055	-	10,055	-
Loans held for sale	4,247	4,419	-	4,419	-
Loans receivable, net	161,627	163,450	-	-	163,450
Accrued interest receivable	932	932	932	-	-
Investment in FHLB stock	593	593	593	-	-
Bank-owned life insurance	3,705	3,705	3,705	-	-

Financial Liabilities
Deposits	174,651	176,620	36,712	-	139,908
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	6,500	6,544	-	-	6,544
Accrued interest payable	136	136	136	-	-

			Fair Value Measurements at
			December 31, 2015
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$17,206	$17,206	$17,206	$-	$-
Investment in interest-earning time deposits	6,136	6,206	-	-	6,206
Investment securities available for sale	3,005	3,005	-	3,005	-
Loans held for sale	5,064	5,244	-	5,244	-
Loans receivable, net	143,305	145,134	-	-	145,134
Accrued interest receivable	983	983	983	-	-
Investment in FHLB stock	618	618	618	-	-
Bank-owned life insurance	3,638	3,638	3,638	-	-

Financial Liabilities
Deposits	149,229	150,644	33,438	-	117,206
FHLB short-term borrowings	6,000	6,000	6,000	-	-
FHLB long-term borrowings	7,500	7,479	-	-	7,479
Accrued interest payable	123	123	123	-	-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
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

At September 30, 2016 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The aggregate purchase price was $1.0 million and this intangible asset is being amortized over ten years, which is the remaining life of the purchased book of business.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General. The Company's total assets at September 30, 2016 were $209.5 million, an increase of $25.3 million, or 13.7%, from $184.2 million at December 31, 2015. This growth in total assets was primarily due to an $18.3 million, or 12.8%, increase in loans receivable, net, a $7.1 million, or 234.6% increase in investment securities available for sale, a $999,000 increase in intangible assets, net of accumulated amortization, and a $474,000, or 2.8% increase in cash and cash equivalents. These increases were partially offset by an $817,000, or 16.1% decrease in loans held for sale and a $690,000, or 48.9% decrease in other real estate owned, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $474,000, or 2.8%, from $17.2 million at December 31, 2015 to $17.7 million at September 30, 2016 as excess deposits, not used to fund loans or investment securities available for sale, were invested in overnight funds with the Federal Reserve Bank.

Investment Securities Available for Sale.  Investment securities available for sale increased $7.1 million, or 234.6%, from $3.0 million at December 31, 2015 to $10.1 million at September 30, 2016, as the Company purchased $7.8 million of GNMA, FNMA and FHLMC mortgage-backed securities and a Federal Home Loan Mortgage Corporation Medium Term Note Step with excess liquidity.  Principal repayments on these securities totaled $784,000 during the nine months ended September 30, 2016.

Loans Held for Sale.  Loans held for sale decreased $817,000, or 16.1%, from $5.1 million at December 31, 2015 to $4.2 million at September 30, 2016 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $47.9 million of one-to-four family residential loans during the nine months ended September 30, 2016 and sold $48.8 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $18.3 million, or 12.8%, to $161.6 million at September 30, 2016 from $143.3 million December 31, 2015.  This increase was funded primarily from deposits and excess liquidity in cash and cash equivalents.  Increases within the portfolio occurred in commercial real estate loans which increased $16.3 million, or 34.3%, commercial business loans which increased $3.1 million, or 121.9%, and one-to-four family residential non-owner occupied loans which increased $2.2 million, or 4.2%. These increases were partially offset by decreases of $2.5 million, or 34.1%, in home equity loans, $211,000, or 1.3%, in construction loans, $150,000, or 1.2%, in multi-family residential loans, $67,000, or 1.2%, in one-to-four family residential owner occupied loans, $43,000, or 0.63% in other consumer loans, and $14,000, or 0.6%, in commercial lines of credit.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO), net, amounted to $720,000 at September 30, 2016, consisting of five properties. This compares to seven properties totaling $1.4 million at December 31, 2015.  During the quarter ended September 30, 2016 one property with a carrying value of $790,000 was sold and a loss of $14,000 realized on the transaction, and one property was written-down $40,000. The Company is in the process of marketing the other properties for sale.  Non-performing assets amounted to $2.2 million, or 1.07% of total assets at September 30, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Deposits.  Total deposits increased $25.4 million, or 17.0%, to $174.7 million at September 30, 2016 from $149.2 million at December 31, 2015. This increase in deposits was primarily attributable to increases of $22.1 million, or 19.1% in certificates of deposit, $2.8 million, or 10.5% in money market accounts, and $1.8 million, or 74.6% in non-interest bearing check accounts, partially offset by a $1.3 million, or 39.4% decrease in savings accounts. The increases in certificates of deposit and money market accounts were due to the competitive interest rates offered by the Bank.

Federal Home Loan Bank Advances.  Federal Home Loan Bank borrowings decreased $1.0 million, or 7.4%, to $12.5 million at September 30, 2016 from $13.5 million at December 31, 2015.  During the quarter ended September 30, 2016, the Company used excess liquidity to pay-off $1.0 million of long-term fixed rate borrowings that matured in September 2016.

Stockholders' Equity.  Total stockholders' equity increased $1.3 million, or 6.6%, to $20.3 million at September 30, 2016 from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the nine months ended September 30, 2016 of $1.0 million, the reissuance of treasury stock for exercised stock options of $133,000, common stock earned by participants in the employee stock ownership plan of $129,000, amortization of stock awards and options under our stock compensation plans of $96,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $82,000, and a decrease in other comprehensive loss of $10,000. These increases were partially offset by dividends paid of $218,000 and the purchase of 1,097 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $13,000.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General.  Net income amounted to $402,000 for the three months ended September 30, 2016, an increase of $92,000, or 29.7%, compared to net income of $310,000 for three months ended September 30, 2015.  The increase in net income on a comparative quarterly basis was primarily the result of increases in non-interest income of $283,000 and net interest income of $33,000, and a decrease in the provision for loan losses of $10,000, partially offset by an increase in non-interest expense of $173,000 and the provision for income taxes of $61,000.

Net Interest Income.  Net interest income increased $33,000, or 2.1%, to $1.64 million for the three months ended September 30, 2016 from $1.60 million for the three months ended September 30, 2015.  The increasewas driven by a $167,000, or 7.8% increase in interest income, partially offset by a $134,000, or 24.9% increase in interest expense.

Interest Income.  Interest income increased $167,000, or 7.8%, to $2.3 million for the three months ended September 30, 2016 from $2.1 million for the three months ended September 30, 2015.  The increase in interest income was primarily due to a $15.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $146.2 million for the three months ended September 30, 2015 to an average balance of $161.8 million for the three months ended September 30, 2016, and had the effect of increasing interest income $224,000.  Partially offsetting this increase was a 26 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.73% for the three months ended September 30, 2015 to 5.47% for the three months ended September 30, 2016, which had the effect of decreasing interest income by $105,000. Also contributing to the increase in interest income for the three months ended September 30, 2016 was a $9.7 million increase in average funds due from banks, interest-bearing, which increased from an average balance of $9.1 million for the three months ended September 30, 2015 to an average balance of $18.8 million for the three months ended September 30, 2016, and had the effect of increasing interest income $5,000.  In addition, the average yield on funds due from banks, interest-bearing, increased 33 basis points from 0.22% for the three months ended September 30, 2015 to 0.55% for the three months ended September 30, 2016, which had the effect of increasing interest income by $16,000.  Also contributing to the increase in interest income for the three months ended September 30, 2016 was a $6.8 million increase in average balance of investment securities available for sale from an average balance of $1.7 million for the three months ended September 30, 2015 to an average balance of $8.5 million for the three months ended September 30, 2016, which had the effect of increasing interest income $43,000.  Partially offsetting this increase was a 117 basis decrease in the average yield on investment securities available for sale from 2.57% for the three months ended September 30, 2016 to an average yield of 1.40% which had the effect of decreasing interest income $24,000.

Interest Expense.  Interest expense increased $134,000, or 24.9%, to $672,000 for the three months ended September 30, 2016 from $538,000 for the three months ended September 30, 2015.   The increase in interest expense was primarily attributable to a $30.4 million increase in average interest-bearing liabilities, which increased from an average balance of $150.0 million for the three months ended September 30, 2015 to an average balance of $180.4 million for the three months ended September 30, 2016, and had the effect of increasing interest expense $123,000.   This increase in average interest-bearing liabilities was primarily attributable to the $26.2 million increase in average certificate of deposit accounts which increased from an average balance of $108.0 million for the three months ended September 30, 2015 to an average balance of $134.1 million for the three months ended September 30, 2016, and had the effect of increasing interest expense $112,000.  Also contributing to this increase was a six basis point increase in the average rate on interest-bearing liabilities, from 1.43% for the three months ended September 30, 2015 to 1.49% for the three months ended September 30, 2016, which had the effect of increasing interest expense by $11,000.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$18,833	$26	0.55%	$9,090	$5	0.22%
Investment in interest-earning time deposits	6,120	32	2.09	6,112	24	1.57
Investment securities available for sale	8,547	30	1.40	1,712	11	2.57
Loans receivable, net (1) (2) (3)	161,840	2,214	5.47	146,228	2,095	5.73
Investment in FHLB stock	633	7	4.42	618	7	4.53
Total interest-earning assets	195,973	2,309	4.71%	163,760	2,142	5.23%
Non-interest-earning assets	9,425			7,625
Total assets	$205,398			$171,385
Interest-bearing liabilities:
Passbook accounts	$1,182	$-	-%	$1,360	$1	0.29%
Savings accounts	2,173	1	0.18	3,498	2	0.23
Money market accounts	29,614	60	0.81	23,644	47	0.80
Certificate of deposit accounts	134,099	577	1.72	107,981	461	1.71
Total deposits	167,068	638	1.53	136,483	511	1.50
FHLB short-term borrowings	6,000	8	0.53	6,000	5	0.33
FHLB long-term borrowings	7,294	26	1.43	7,500	22	1.17
Total interest-bearing liabilities	180,362	672	1.49%	149,983	538	1.43%
Non-interest-bearing liabilities	5,038			3,054
Total liabilities	185,400			153,037
Stockholders' Equity	19,998			18,348
Total liabilities and Stockholders' Equity	$205,398			$171,385
Net interest-earning assets	$15,661			$13,777
Net interest income; average interest rate spread		$1,637	3.22%		$1,604	3.80%
Net interest margin (4)			3.34%			3.92%
Average interest-earning assets to average interest-bearing liabilities			108.66%			109.19%

__________________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $111,000 and an average yield of 4.02% for the three months ended September 30, 2016 and an aggregate average balance of $154,000 and an average yield of 4.01% for the three months ended September 30, 2015.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased $10,000, or 14.1%, from $71,000 for the three months ended September 30, 2015 to $61,000 for the three months ended September 30, 2016, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2016.

Non-performing loans amounted to $1.5 million, or 0.95% of net loans receivable at September 30, 2016, consisting of eleven loans, seven of which are on non-accrual status and four of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $852,000, or 0.59% of net loans receivable at December 31, 2015, consisting of nine loans, three of which were on non-accrual status and six of which were 90 days or more past due and accruing interest. The non- performing loans at September 30, 2016 include nine one-to-four family non-owner occupied residential loans and two commercial real estate loans, and we believe all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2016, no new loans were placed on non-accrual status. The allowance for loan losses as a percent of total loans receivable was 0.91% at both September 30, 2016 and December 31, 2015.

Other real estate owned, net, amounted to $720,000 at September 30, 2016, consisting of five properties. This compares to seven properties totaling $1.4 million at December 31, 2015.  During the quarter ended September 30, 2016 one property with a carrying value of $790,000 was sold and a loss of $14,000 realized on the transaction, and one property was written-down $40,000. The Company is in the process of marketing the other properties for sale.  Non-performing assets amounted to $2.2 million, or 1.07% of total assets at September 30, 2016 compared to $2.3 million, or 1.23% of total assets at December 31, 2015.

Non-Interest Income.  Non-interest income increased $283,000, or 62.9%, for the three months ended September 30, 2016 over the comparable period in 2015 primarily due to a 174,000, or 48.7% increase in net gain on the sales of residential mortgage loans, a $75,000 decrease on the loss on the sale of investment securities available for sale, a $60,000 increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, a $51,000 increase in gain on the sale of SBA loans, a $15,000 increase in mortgage banking and title abstract fees, and a $2,000 increase in other income. These increases were partially offset by a $52,000 increase in the loss on sales and write-downs of other real estate owned and a $42,000 decrease in other fees and service charges.

Non-Interest Expense.  Non-interest expense increased $173,000, or 11.7%, from $1.5 million for the three months ended September 30, 2015 to $1.7 million for the three months ended September 30, 2016.  Salaries and employee benefits expense accounted for $190,000 of the change as this expense increased 20.2%, from $942,000 for the three months ended September 30, 2015 to $1.1 million for the three months ended September 30, 2016 due primarily to increased staff as the Company continues to expand its mortgage banking and lending operations.  Also contributing to the period over period increase was a $15,000 increase in other expense, a $3,000 increase in FDIC deposit insurance assessment, and a $2,000 increase in advertising expense.   Offsetting these increases was a $35,000 decrease in professional fees, a $1,000 decrease in directors' fees and expenses, and a $1,000 decrease in other real estate owned expense. The decrease in professional fees can be attributed primarily to a decrease in legal fees related to loan collections.

Provision for Income Tax.  The provision for income tax increased $61,000, or 32.3%, from $189,000 for the three months ended September 30, 2015 to $250,000 for the three months ended September 30, 2016 due primarily to the increase in pre-tax income as our effective tax rate remained relatively consistent at 38.3% for the 2016 period compared to 37.9% for the comparable period in 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General.  Net income amounted to $1.0 million for the nine months ended September 30, 2016, an increase of $150,000, or 16.8%, compared to net income of $893,000 for nine months ended September 30, 2015.  The increase in net income was primarily the result of increases in non-interest income of $434,000 and net interest income of $123,000 and a decrease in the provision for loan losses of $108,000, offset by increases in non-interest expense of $417,000 and the provision for income taxes of $98,000.

 Net Interest Income.  Net interest income increased $123,000, or 2.6%, to $4.9 million for the nine months ended September 30, 2016 from $4.7 million for the nine months ended September 30, 2015 due primarily to a$479,000, or 7.6% increase in interest income, partially offset by a $356,000, or 23.5% increase in interest expense.

Interest Income.  Interest income increased $479,000, or 7.6%, to $6.7 million for the nine months ended September 30, 2016 from $6.3 million for the nine months ended September 30, 2015.  The increase in interest income was primarily due to a $15.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $139.6 million for the nine months ended September 30, 2015 to an average balance of $155.5 million for the nine months ended September 30, 2016, and had the effect of increasing interest income $694,000.  Partially offsetting this increase was a 26 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.83% for the nine months ended September 30, 2015 to 5.57% for the nine months ended September 30, 2016, which had the effect of decreasing interest income by $303,000.  Also contributing to the increase in interest income for the nine months ended September 30, 2016 was a $10.0 million increase in average funds due from banks, interest-bearing, which increased from an average balance of $8.0 million for the nine months ended September 30, 2015 to an average balance of $18.0 million for the nine months ended September 30, 2016, and had the effect of increasing interest income $17,000.  In addition, the average yield on funds due from banks, interest-bearing, increased 30 basis points from 0.22% for the nine months ended September 30, 2015 to 0.52% for the nine months ended September 30, 2016, which had the effect of increasing interest income by $40,000.  Also contributing to the increase in interest income for the nine months ended September 30, 2016 was a $4.4 million increase in average balance of investment securities available for sale from an average balance of $1.7 million for the nine months ended September 30, 2015 to an average balance of $6.1 million for the nine months ended September 30, 2016, which had the effect of increasing interest income $96,000.  Partially offsetting this increase was a 141 basis point decrease in the average yield on investment securities available for sale from 2.95% for the nine months ended September 30, 2015 to an average yield of 1.54% for the nine months ended September 30, 2016 which had the effect of decreasing interest income $64,000.

Interest Expense.  Interest expense increased $356,000, or 23.5%, to $1.9 million for the nine months ended September 30, 2016 from $1.5 million for the nine months ended September 30, 2015.   The increase in interest expense was primarily attributable to a $27.9 million increase in average interest-bearing liabilities, which increased from an average balance of $143.0 million for the nine months ended September 30, 2015 to an average balance of $170.9 million for the nine months ended September 30, 2016, and had the effect of increasing interest expense $328,000.  This increase in average interest-bearing liabilities was primarily attributable to the $22.9 million increase in average certificate of deposit accounts which increased from an average balance of $102.7 million for the nine months ended September 30, 2015 to an average balance of $125.6 million for the nine months ended September 30, 2016, and had the effect of increasing interest expense $292,000.  Also contributing to this increase was a four basis point increase in the average rate on interest-bearing liabilities, from 1.42% for the nine months ended September 30, 2015 to 1.46% for the nine months ended September 30, 2016, which had the effect of increasing interest expense by $28,000.

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

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$17,994	$70	0.52%	$8,000	$13	0.22%
Investment in interest-earning time deposits	6,135	82	1.78	6,411	72	1.50
Investment securities available for sale	6,080	70	1.54	1,716	38	2.95
Loans receivable, net (1) (2) (3)	155,459	6,497	5.57	139,587	6,106	5.83
Investment in FHLB stock	631	22	4.65	579	33	7.60
Total interest-earning assets	186,299	6,741	4.82%	156,293	6,262	5.34%
Non-interest-earning assets	8,995			7,246
Total assets	$195,294			$163,539
Interest-bearing liabilities:
Passbook accounts	$1,268	$1	0.11%	$1,711	$2	0.16%
Savings accounts	2,527	4	0.21	3,911	8	0.27
Money market accounts	28,099	169	0.80	21,998	126	0.76
Certificate of deposit accounts	125,589	1,600	1.70	102,726	1,312	1.70
Total deposits	157,483	1,774	1.50	130,346	1,448	1.48
FHLB short-term borrowings	6,000	24	0.53	6,000	14	0.31
FHLB long-term borrowings	7,434	76	1.36	6,643	56	1.12
Total interest-bearing liabilities	170,917	1,874	1.46%	142,989	1,518	1.42%
Non-interest-bearing liabilities	4,791			2,558
Total liabilities	175,708			145,547
Stockholders' Equity	19,586			17,992
Total liabilities and Stockholders' Equity	$195,294			$163,539
Net interest-earning assets	$15,382			$13,304
Net interest income; average interest rate spread		$4,867	3.36%		$4,744	3.92%
Net interest margin (4)			3.48%			4.05%
Average interest-earning assets to average interest-bearing liabilities			109.00%			109.30%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)           Includes tax free municipal leases with an aggregate average balance of $104,000 and an average yield of 4.02% for the nine months ended September 30, 2016 and an aggregate average balance of $163,000 and an average yield of 4.06% for the nine months ended September 30, 2015.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.
(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $108,000, or 38.6% from $280,000 for the nine months ended September 30, 2015 to $172,000 for the nine months ended September 30, 2016.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $434,000, or 30.1%, for the nine months ended September 30, 2016 over the comparable period in 2015 primarily due to a $296,000, or 29.8% increase in net gain on the sales of residential mortgage loans, a $101,000 increase in gain on the sale of SBA loans, a $75,000 increase in mortgage banking and title abstract fees, a $75,000 decrease on the loss on the sale of investment securities available for sale, a $60,000 increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, a $9,000 increase in other income, and a $1,000 increase in income from bank-owned life insurance. These increases were partially offset by a $122,000 increase in the loss on sales and write-downs of other real estate owned and a $61,000 decrease in other fees and service charges.

Non-Interest Expense.  Non-interest expense increased $417,000, or 9.3%, from $4.5 million for the nine months ended September 30, 2015 to $4.9 million for the nine months ended September 30, 2016.  Salaries and employee benefits expense accounted for $341,000 of the change as this expense increased 11.4%, from $3.0 million for the nine months ended September 30, 2015 to $3.3 million for the nine months ended September 30, 2016.  As was the case for the quarter, the increase in salaries and employee benefits expense for the 2016 period compared to 2015 was primarily attributable to increased staff as the Company continues to expand its mortgage banking and lending operations. Also contributing to the period over period increase was a $29,000 increase in other expense, a $26,000 increase in occupancy and equipment expense, a $15,000 increase in other real estate owned expense, a $13,000 increase in FDIC deposit insurance assessment, a $2,000 increase in directors' fees and expenses, and a $1,000 increase in advertising expense.   Offsetting these increases was a $10,000 decrease in professional fees.

Provision for Income Tax.  The provision for income tax increased $98,000, or 17.8%, from $552,000 for the nine months ended September 30, 2015 to $650,000 for the nine months ended September 30, 2016 due primarily to the increase in pre-tax income as our effective tax rate remained consistent at 38.4% for the 2016 period and 38.2% for the comparable period in 2015.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2016, the Company's cash and cash equivalents amounted to $17.7 million.  At such date, the Company also had $3.1 million invested in interest-earning time deposits maturing in one year or less.

                The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2016, Quaint Oak Bank had outstanding commitments to originate loans of $15.1 million and commitments under unused lines of credit of $14.8 million.

At September 30, 2016, certificates of deposit scheduled to mature in less than one year totaled $40.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of September 30, 2016, we had $12.5 million of borrowings from the FHLB and had $89.4 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of September 30, 2016 Quaint Oak Bank had $950,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2016.

Our stockholders' equity amounted to $20.3 million at September 30, 2016, an increase of $1.3 million, or 6.6% from $19.0 million at December 31, 2015.  Contributing to the increase was net income for the nine months ended September 30, 2016 of $1.0 million, the reissuance of treasury stock for exercised stock options of $133,000, common stock earned by participants in the employee stock ownership plan of $129,000, amortization of stock awards and options under our stock compensation plans of $96,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $82,000, and a decrease in other comprehensive loss of $10,000. These increases were partially offset by dividends paid of $218,000 and the purchase of 1,097 shares of the Company's stock as part of the Company's stock repurchase program for an aggregate purchase price of $13,000.  For further discussion of the stock compensation plans, see Note 11 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At September 30, 2016, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.88%, 13.13%, 13.13% and 14.22%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2016, we had unfunded commitments under lines of credit of $14.8 million and $15.1 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2016.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2016 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 – July 31, 2016	-	$-	-	39,329
August 1, 2016 – August 31, 2016	600	11.90	600	38,729
September 1, 2016 – September 30, 2016	-	-	-	38,729
Total	600	$11.90	600	38,729

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

Date: November 14, 2016	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer
Date: November 14, 2016	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer