Form 10-Q
period 2017-03-31
QUAINT OAK BANCORP INC
filed 2017-05-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 9, 2017, 1,933,432 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)
	At March 31,	At December 31,
	2017	2016
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$137	$399
Due from banks, interest-bearing	8,796	8,901
Cash and cash equivalents	8,933	9,300
Investment in interest-earning time deposits	5,359	6,098
Investment securities available for sale	9,216	9,555
Loans held for sale	2,074	4,712
Loans receivable, net of allowance for loan losses (2017 $1,650; 2016 $1,605)	184,104	176,807
Accrued interest receivable	878	862
Investment in Federal Home Loan Bank stock, at cost	713	713
Bank-owned life insurance	3,750	3,728
Premises and equipment, net	1,857	1,730
Goodwill	515	515
Other intangible, net of accumulated amortization	453	465
Other real estate owned, net	364	435
Prepaid expenses and other assets	1,137	1,243
Total Assets	$219,353	$216,163

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$6,286	$5,852
Interest-bearing	174,346	171,155
Total deposits	180,632	177,007
Federal Home Loan Bank short-term borrowings	7,000	7,000
Federal Home Loan Bank long-term borrowings	8,500	8,500
Accrued interest payable	141	142
Advances from borrowers for taxes and insurance	1,507	2,210
Accrued expenses and other liabilities	403	514
Total Liabilities	198,183	195,373

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 1,927,486 and 1,891,150
outstanding at March 31, 2017 and December 31, 2016, respectively	28	28
Additional paid-in capital	14,305	14,240
Treasury stock, at cost: 2017 849,764 shares; 2016 886,100 shares	(4,422)	(4,611)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(303)	(320)
Recognition & Retention Plan Trust (RRP)	(47)	(47)
Accumulated other comprehensive loss	(25)	(38)
Retained earnings	11,634	11,538
Total Stockholders' Equity	21,170	20,790
Total Liabilities and Stockholders' Equity	$219,353	$216,163
See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except share
	and per share data)
Interest Income
Interest on loans	$2,430	$2,089
Interest and dividends on time deposits and investment securities	85	73
Total Interest Income	2,515	2,162

Interest Expense
Interest on deposits	648	547
Interest on Federal Home Loan Bank borrowings	46	33
Total Interest Expense	694	580

Net Interest Income	1,821	1,582

Provision for Loan Losses	42	45

Net Interest Income after Provision for Loan Losses	1,779	1,537

Non-Interest Income
Mortgage banking and title abstract fees	111	133
Other fees and services charges	26	18
Insurance commissions	77	-
Income from bank-owned life insurance	22	22
Net gain on the sale of residential mortgage loans	108	254
Gain on the sale of SBA loans	-	57
Gain on sales of other real estate owned	4	1
Other	9	9
Total Non-Interest Income, net	357	494

Non-Interest Expense
Salaries and employee benefits	1,317	1,074
Directors' fees and expenses	52	56
Occupancy and equipment	163	153
Professional fees	90	91
FDIC deposit insurance assessment	44	32
Other real estate owned expenses	7	66
Advertising	39	31
Amortization of other intangible	12	-
Other	167	128
Total Non-Interest Expense	1,891	1,631

Income before Income Taxes	245	400
Income Taxes	74	161
Net Income	$171	$239

Earnings per share – basic	$0.09	$0.14
Average shares outstanding - basic	1,838,125	1,754,326
Earnings per share - diluted	$0.09	$0.12
Average shares outstanding - diluted	1,980,217	1,929,368

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands)

Net Income	$171	$239

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	20	27
Income tax effect	(7)	(9)
Net other comprehensive income	13	18

Total Comprehensive Income	$184	$257

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2017
	Common Stock				Unallocated	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Common Stock Held by Benefit Plans	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2016	1,891,150	$28	$14,240	$(4,611)	$(367)	$(38)	$11,538	$20,790

Common stock allocated by ESOP			28		17			45

Reissuance of treasury stock under 401(k) Plan	1,786		13	9				22

Reissuance of treasury stock for exercised stock options	34,550		(8)	180				172

Stock based compensation expense			32					32

Cash dividends declared ($0.04 per share)							(75)	(75)

Net income							171	171

Other comprehensive income, net						13		13

BALANCE – MARCH 31, 2017	1,927,486	$28	$14,305	$(4,422)	$(350)	$(25)	$11,634	$21,170

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In Thousands)
Cash Flows from Operating Activities
Net income	$171	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42	45
Depreciation expense	45	51
Amortization of intangibles	12	-
Net amortization of securities premiums	5	4
Accretion of deferred loan fees and costs, net	(84)	(75)
Stock-based compensation expense	77	75
Net gain on the sale of loans	(108)	(254)
Gain on the sale of SBA loans	-	(57)
Net (gain) loss on sale and write-downs of other real estate owned	(4)	52
Increase in the cash surrender value of bank-owned life insurance	(22)	(22)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(8,030)	(10,859)
Loans held for sale-proceeds	10,776	13,459
Accrued interest receivable	(16)	(42)
Prepaid expenses and other assets	99	(50)
Accrued interest payable	(1)	(1)
Accrued expenses and other liabilities	(111)	237
Net Cash Provided by Operating Activities	2,851	2,802
Cash Flows from Investing Activities
Net decrease (increase) in investment in interest-earning time deposits	739	(10)
Purchase of investment securities available for sale	-	(2,044)
Principal repayments of investment securities available for sale	354	77
Net increase in loans receivable	(7,255)	(6,733)
Proceeds from the sale of other real estate owned	81	68
Capitalized expenditures on other real estate owned	(6)	(94)
Purchase of premises and equipment	(172)	(15)
Net Cash Used in Investing Activities	(6,259)	(8,751)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	3,010	74
Net increase in certificate accounts	615	3,369
Dividends paid	(75)	(69)
Proceeds from the reissuance of treasury stock	22	17
Proceeds from the exercise of stock options	172	63
Decrease in advances from borrowers for taxes and insurance	(703)	(667)
Net Cash Provided by Financing Activities	3,041	2,787
Net Decrease in Cash and Cash Equivalents	(367)	(3,162)
Cash and Cash Equivalents – Beginning of Year	9,300	17,206
Cash and Cash Equivalents – End of Year	$8,933	$14,044

Cash payments for interest	$695	$581
Cash payments for income taxes	$25	$175

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank ("Bank"), along with its wholly owned subsidiaries.  At March 31, 2017, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank's election under Section 10(l) of the Home Owners' Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  The Bank has two locations: the main office location in Southampton, Pennsylvania and a regional banking office in the Lehigh Valley area of Pennsylvania. The principal deposit products offered by the Bank are certificates of deposit, money market accounts, savings accounts and, beginning in December 2014, non-interest bearing checking accounts for businesses and consumers.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, home equity loans, lines of credit, and commercial business loans.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2016 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2016 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company's most significant estimates are the determination of the allowance for loan losses and the valuation of deferred tax assets.

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
The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  Commercial business loans are loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.   The consumer loan segment consists of the following classes: home equity loans and other consumer loans.  Included in the home equity class are home equity loans and home equity lines of credit.  Included in the other consumer are loans secured by saving accounts.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2017 and 2016.

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

Intangible Assets.   Intangible assets on the consolidated balance sheets represent the acquisition by Quaint Oak Insurance Agency of the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC on August 1, 2016 at a total cost of $1.0 million. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed an other intangible asset.  The renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The Company will complete a goodwill and other intangible asset analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment.

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company has two one-to-four family residential non-owner occupied properties for which foreclosure proceedings are in process at March 31, 2017.  The total recorded investment is $364,000.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At March 31, 2017, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
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
Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.   The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications.  Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Company's financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  This Update is not expected to have a significant impact on the Company's financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Reclassifications.   Certain items in the 2016 consolidated financial statements have been reclassified to conform to the presentation in the 2017 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders' equity.

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2017 and 2016, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2017	2016
Net Income	$171,000	$239,000

Weighted average shares outstanding – basic	1,838,125	1,754,326
Effect of dilutive common stock equivalents	142,092	175,042
Adjusted weighted average shares outstanding – diluted	1,980,217	1,929,368

Basic earnings per share	$0.09	$0.14
Diluted earnings per share	$0.09	$0.12

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2017	2016
Balance at the beginning of the period	$(38)	$(12)
Other comprehensive income before classifications	13	18
Amount reclassified from accumulated other comprehensive income	-	-
Total other comprehensive income	13	18
Balance at the end of the period	$(25)	$6
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2017 and December 31, 2016, by contractual maturity, are shown below:

	March 31, 2017	December 31, 2016
	(In Thousands)
Due in one year or less	$2,320	$2,849
Due after one year through five years	3,039	3,249
	$5,359	$6,098

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2017 and December 31, 2016 are summarized below (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,374	$1	$(10)	$6,365
Federal Home Loan Mortgage Corporation securities	1,788	-	(13)	1,775
Federal National Mortgage Association securities	731	-	(10)	721
Total mortgage-backed securities	8,893	1	(33)	8,861
Debt securities:
U.S. government agency	360	-	(5)	355
Total available-for-sale-securities	$9,253	$1	$(38)	$9,216

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,608	$1	$(19)	$6,590
Federal Home Loan Mortgage Corporation securities	1,892	-	(21)	1,871
Federal National Mortgage Association securities	752	-	(12)	740
Total mortgage-backed securities	9,252	1	(52)	9,201
Debt securities:
U.S. government agency	360	-	(6)	354
Total available-for-sale-securities	$9,612	$1	$(58)	$9,555

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$360	$355
Due after ten years	8,893	8,861
Total	$9,253	$9,216

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2017  and December 31, 2016 (in thousands):

	March 31, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	8	$5,382	$(10)	$-	$-	$5,382	$(10)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	1,775	(13)	-	-	1,775	(13)
Federal National Mortgage Association mortgage-backed securities	1	-	-	721	(10)	721	(10)
Debt securities, U.S. government agency	1	355	(5)	-	-	355	(5)
Total	12	$7,512	$(28)	$721	$(10)	$8,233	$(38)

	December 31, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	8	$5,874	$(19)	$-	$-	$5,874	$(19)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	1,871	(21)	-	-	1,871	(21)
Federal National Mortgage Association mortgage-backed securities	1	740	(12)	-	-	740	(12)
Debt securities, U.S. government agency	1	354	(6)	-	-	354	(6)
Total	12	$8,839	$(58)	$-	$-	$8,839	$(58)

At March 31, 2017, there were twelve securities in an unrealized loss position that at such date had an aggregate depreciation of 0.45% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2017 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2017 or 2016.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:
	March 31, 2017	December 31, 2016
Real estate loans:
One-to-four family residential:
Owner occupied	$5,811	$5,389
Non-owner occupied	52,073	51,893
Total one-to-four family residential	57,884	57,282
Multi-family (five or more) residential	17,677	14,641
Commercial real estate	81,100	77,730
Construction	15,152	15,355
Home equity	4,456	4,775
Total real estate loans	176,269	169,783

Commercial business	10,162	9,295
Other consumer	30	26
Total Loans	186,461	179,104

Deferred loan fees and costs	(707)	(692)
Allowance for loan losses	(1,650)	(1,605)
Net Loans	$184,104	$176,807

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2017 and December 31, 2016  (in thousands):

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,811	$-	$-	$-	$5,811
One-to-four family residential non-owner occupied	51,123	120	830	-	52,073
Multi-family residential	17,677	-	-	-	17,677
Commercial real estate	79,752	117	1,231	-	81,100
Construction	12,844	-	2,308	-	15,152
Home equity	4,456	-	-	-	4,456
Commercial business	10,128	34	-	-	10,162
Other consumer	30	-	-	-	30
Total	$181,821	$271	$4,369	$-	$186,461

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,389	$-	$-	$-	$5,389
One-to-four family residential non-owner occupied	50,864	122	907	-	51,893
Multi-family residential	14,641	-	-	-	14,641
Commercial real estate	76,281	117	1,332	-	77,730
Construction	13,355	-	2,000	-	15,355
Home equity	4,775	-	-	-	4,775
Commercial business	9,295	-	-	-	9,295
Other consumer	26	-	-	-	26
Total	$174,626	$239	$4,239	$-	$179,104

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2017 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	936	936	-	1,061	6
Multi-family residential	-	-	-	-	-
Commercial real estate	531	531	-	531	2
Construction	308	308	-	308	-
Home equity	48	48	-	48	1
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	95	95	16	96	1
Multi-family residential	-	-	-	-	-
Commercial real estate	262	262	24	262	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,031	1,031	16	1,157	7
Multi-family residential	-	-	-	-	-
Commercial real estate	793	793	24	793	2
Construction	308	308	-	308	-
Home equity	48	48	-	48	1
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$2,180	$2,180	$40	$2,306	$10

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2016 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	925	925	-	1,208	56
Multi-family residential	-	-	-	-	-
Commercial real estate	660	660	-	660	7
Construction	-	-	-	-	-
Home equity	49	49	-	82	6
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	167	167	28	169	8
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	11	133	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1,092	1,092	28	1,377	64
Multi-family residential	-	-	-	-	-
Commercial real estate	793	793	11	793	16
Construction	-	-	-	-	-
Home equity	49	49	-	82	6
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,934	$1,934	$39	$2,252	$86

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2017, the Company had eight loans totaling $728,000 that were identified as troubled debt restructurings.  All eight of these loans were performing in accordance with their modified terms.  At December 31, 2016, the Company had eight loans totaling $733,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  During the three months ended March 31, 2017, no new loans were identified as TDRs.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	March 31, 2017
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	547	-	547	16
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	-
Construction	-	-	-	-	-
Home equity	2	48	-	48	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$728	$-	$728	$16

	December 31, 2016
	Number of Contracts	Recorded Investment	Non-Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	551	-	551	28
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	2	49	-	49	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$733	$-	$733	$39

The contractual aging of the TDRs in the table above as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non-Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	547	-	-	-	547
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	48	-	-	-	48
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$728	$-	$-	$-	$728

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2016
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non-Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	551	-	-	-	551
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	49	-	-	-	49
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$733	$-	$-	$-	$733

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2017 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2017 and recorded investment in loans receivable as of March 31, 2017 (in thousands):

	March 31, 2017
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	3	-	-	-	-	3
Provision	3	21	5	(7)	(11)	14	7	10	42
Ending balance	$44	$524	$108	$612	$127	$51	$94	$90	$1,650
Ending balance evaluated
for impairment
Individually	$-	$16	$-	$24	$-	$-	$-	$-	$40
Collectively	$44	$508	$108	$588	$127	$51	$94	$90	$1,610
Loans receivable:
Ending balance	$5,811	$52,073	$17,677	$81,100	$15,152	$4,456	$10,192	$-	$186,461
Ending balance evaluated
for impairment
Individually	$-	$1,031	$-	$793	$308	$48	$-	$-	$2,180
Collectively	$5,811	$51,042	$17,677	$80,307	$14,844	$4,408	$10,192	$-	$184,281

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied and home equity portfolio classes  for the three months ended March 31, 2017, due primarily to increased delinquencies in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the construction portfolio class for the three months ended March 31, 2017, due primarily to decreased delinquencies in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the commercial real estate portfolio class for the three months ended March 31, 2017, due to changes to qualitative factors in this portfolio class .

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2016 (in thousands):

	March 31, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(4)	26	(25)	36	(4)	2	14	-	45
Ending balance	$51	$512	$56	$425	$149	$52	$32	$81	$1,358
Ending balance evaluated
for impairment
Individually	$-	$28	$-	$11	$-	$-	$-	$-	$39
Collectively	$51	$484	$56	$414	$149	$52	$32	$81	$1,319

The Bank allocated increased allowance for loan loss provisions to the commercial real estate and lines of credit, the 1-4 family residential non-owner occupied, and the commercial business loans portfolio classes for the three months ended March 31, 2016, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the multi-family residential portfolio classes for the three months ended March 31, 2016 due to decreased activity in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2016 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2016 (in thousands):

	December 31, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(14)	17	22	227	(15)	(13)	69	(1)	292
Ending balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Ending balance evaluated
for impairment
Individually	$-	$28	$-	$11	$-	$-	$-	$-	$39
Collectively	$41	$475	$103	$605	$138	$37	$87	$80	$1,566

Loans receivable:
Ending balance	$5,389	$51,893	$14,641	$77,730	$15,355	$4,775	$9,321	$-	$179,104
Ending balance evaluated
for impairment
Individually	$-	$1,092	$-	$793	$-	$49	$-	$-	$1,934
Collectively	$5,389	$50,801	$14,641	$76,937	$15,355	$4,726	$9,321	$-	$177,170

The Bank allocated increased allowance for loan loss provisions to the commercial real estate, commercial business, and multi-family portfolio classes for the year ended December 31, 2016, due primarily to increased balances in these portfolio classes.  The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied portfolio class for the year ended December 31, 2016, due primarily to increased specific reserves in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the construction, home equity, and one-to-four family owner occupied classes for the year ended December 31, 2016 due decreased balances or changes to qualitative factors in these portfolio classes.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	484	541
Multi-family residential	-	--
Commercial real estate	659	660
Construction	308	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$1,451	$1,201

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2017 and 2016 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $43,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$489	$-	$489	$5,322	$5,811	$-
One-to-four family residential non-owner occupied	1,145	702	1,847	50,226	52,073	218
Multi-family residential	-	-	-	17,677	17,677	-
Commercial real estate	646	659	1,305	79,795	81,100	-
Construction	-	308	308	14,844	15,152	-
Home equity	277	-	277	4,179	4,456	-
Commercial business	34	-	34	10,128	10,162	-
Other consumer	-	-	-	30	30	-
Total	$2,591	$1,669	$4,260	$182,201	$186,461	$218

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2016
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$310	$9	$319	$5,070	$5,389	$9
One-to-four family residential non-owner occupied	271	778	1,049	50,844	51,893	237
Multi-family residential	-	-	-	14,641	14,641	-
Commercial real estate	385	777	1,162	76,568	77,730	117
Construction	596	308	904	14,451	15,355	308
Home equity	115	-	115	4,660	4,775	-
Commercial business	43	-	43	9,252	9,295	-
Other consumer	-	-	-	26	26	-
Total	$1,720	$1,872	$3,592	$175,512	$179,104	$671

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at March 31, 2017 was $453,000 net of accumulated amortization of $32,000.  Amortization expense for the three months ended March 31, 2017 amounted to $12,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2017	December 31, 2016
Non-interest bearing checking accounts	$6,286	$5,852
Passbook accounts	716	1,189
Savings accounts	1,556	1,784
Money market accounts	34,391	31,114
Certificates of deposit	137,683	137,068
Total deposits	$180,632	$177,007

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$7,000	0.46%	$7,000	0.54%

Fixed rate borrowings maturing:
2017	$2,500	1.15%	$2,500	1.15%
2018	3,000	1.46	3,000	1.46
2019	2,000	1.95	2,000	1.95
2020	1,000	2.15	1,000	2.15
Total FHLB long-term debt	$8,500	1.56%	$8,500	1.56%

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company's then outstanding common stock in the open market during 2007.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2017 and 2016, the Company recognized $45,000 and $43,000 of ESOP expense, respectively.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

As of March 31, 2017, a total of 20,524 share awards were unvested under the RRP and Stock Incentive Plan and up to 21,968 share awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of March 31, 2017 and 2016 and changes during the three months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017		March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	20,524	$8.10	30,784	$8.10
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	20,524	$8.10	30,784	$8.10

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2017 and 2016, the Company recognized approximately $21,000 of compensation expense.  A tax benefit of approximately $7,000 was recognized during each of these periods.  As of March 31, 2017, approximately $94,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.1 years.

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

As of March 31, 2017, a total of 281,798 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of March 31, 2017 and 2016 and changes during the three months ended March 31, 2017 and 2016 is as follows:

	2017			2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	316,348	$6.49	3.8	354,266	$6.33	4.7
Granted	-	-	-	-	-	-
Exercised	(34,550)	5.00	-	(12,540)	5.00	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	281,798	$6.67	3.8	341,726	$6.38	4.4
Exercisable at end of period	221,158	$6.29	3.2	249,326	$5.75	2.1

During both the three months ended March 31, 2017 and 2016, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods.  As of March 31, 2017, approximately $51,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.1 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2017 (in thousands):
	March 31, 2017
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$6,365	$-	$6,365	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,775	-	1,775	-
Federal National Mortgage Association mortgage-backed securities	721	-	721	-
Debt securities, U.S. government agency	355	-	355	-
Total investment securities available for sale	$9,216	$-	$9,216	$-

Nonrecurring fair value measurements
Impaired loans	$2,140	$-	$-	$2,140
Other real estate owned	364	-	-	364

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2016 (in thousands):
	December 31, 2016
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$6,590	$-	$6,590	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,871	-	1,871	-
Federal National Mortgage Association mortgage-backed securities	740	-	740	-
Debt securities, U.S. government agency	354	-	354	-
Total investment securities available for sale	$9,555	$-	$9,555	$-

Nonrecurring fair value measurements
Impaired loans	$1,895	$-	$-	$1,895
Other real estate owned	435	-	-	435

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2017 and December 31, 2016 (in thousands):
	March 31, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,140	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-17% (2%)

Other real estate owned	$364	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10% (7%)

	December 31, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,895	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-22% (2%)

Other real estate owned	$435	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (12%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company's financial instruments were as follows at March 31, 2017 and December 31, 2016 (in thousands):
			Fair Value Measurements at
			March 31, 2017
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$8,933	$8,933	$8,933	$-	$-
Investment in interest-earning time deposits	5,359	5,405	-	-	5,405
Investment securities available for sale	9,216	9,216	-	9,216	-
Loans held for sale	2,074	2,149	-	2,149	-
Loans receivable, net	184,104	184,806	-	-	184,806
Accrued interest receivable	878	878	878	-	-
Investment in FHLB stock	713	713	713	-	-
Bank-owned life insurance	3,750	3,750	3,750	-	-

Financial Liabilities
Deposits	180,632	182,678	42,949	-	139,729
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	8,500	8,497	-	-	8,497
Accrued interest payable	141	141	141	-	-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
			Fair Value Measurements at
			December 31, 2016
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$9,300	$9,300	$9,300	$-	$-
Investment in interest-earning time deposits	6,098	6,163	-	-	6,163
Investment securities available for sale	9,555	9,555	-	9,555	-
Loans held for sale	4,712	4,879	-	4,879	-
Loans receivable, net	176,807	177,870	-	-	177,870
Accrued interest receivable	862	862	862	-	-
Investment in FHLB stock	713	713	713	-	-
Bank-owned life insurance	3,728	3,728	3,728	-	-

Financial Liabilities
Deposits	177,007	179,050	39,939	-	139,111
FHLB short-term borrowings	7,000	7,000	7,000	-	-
FHLB long-term borrowings	8,500	8,507	-	-	8,507
Accrued interest payable	142	142	142	-	-

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

At March 31, 2017 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

General.   The Company's total assets at March 31, 2017 were $219.4 million, an increase of $3.2 million, or 1.5%, from $216.2 million at December 31, 2016.  This growth in total assets was primarily due to a $7.3 million, or 4.1% increase in loans receivable, net, partially offset by a $2.6 million, or 56.0% decrease in loans held for sale, a $739,000, or 12.1% decrease in investment in interest-earning time deposits, a $367,000, or 3.9% decrease in cash and cash equivalents, and a $339,000, or 3.5% decrease in investment securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $367,000, or 3.9%, from $9.3 million at December 31, 2016 to $8.9 million at March 31, 2017 as excess liquidity was used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $739,000, or 12.1%, from $6.1 million at December 31, 2016 to $5.4 million at March 31, 2017 primarily due to the maturity and redemption of time deposits. The proceeds were used to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $339,000, or 3.5%, from $9.6 million at December 31, 2016 to $9.2 million at March 31, 2017, due primarily to the principal repayments on these securities during the three months ended March 31, 2017.

Loans Held for Sale.  Loans held for sale decreased $2.6 million, or 56.0%, from $4.7 million at December 31, 2016 to $2.1 million at March 31, 2017 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $8.0 million of one-to-four family residential loans during the three months ended March 31, 2017 and sold $10.7 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $7.3 million, or 4.1%, to $184.1 million at March 31, 2017 from $176.8 million December 31, 2016.  This increase was funded primarily from deposits, proceeds from the sale of loans held for sale, and proceeds from the maturity and redemption of investment in interest-earning time deposits.  Increases within the portfolio occurred in commercial real estate loans which increased $3.4 million, or 4.3%, multi-family residential loans which increased $3.0 million, or 20.7%, commercial business loans which increased $867,000, or 9.3%, one-to-four family residential owner occupied loans which increased $422,000, or 7.8%, one-to-four family residential non-owner occupied loans which increased $180,000, or 0.3%, and other loans which increased $4,000, or 15.4%.  These increases were partially offset by decreases of $319,000, or 6.7%, in home equity loans, and $203,000, or 1.3%, in construction loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net.  Other real estate owned (OREO), net, amounted to $364,000 at March 31, 2017, consisting of two properties. This compares to three properties totaling $435,000 at December 31, 2016.  During the quarter ended March 31, 2017 the Company had no new properties transferred into OREO, made $6,000 of capital improvements to the properties, and sold one property with a carrying value of $77,000 and realized a gain of $4,000.  Subsequent to March 31, 2017 the Company sold one of the remaining two properties and realized a loss of $18,000 on the sale.  The Company is in the process of marketing the other property for sale.   Non-performing assets amounted to $2.0 million, or 0.93% of total assets at March 31, 2017 compared to $2.3 million, or 1.07% of total assets at December 31, 2016.

Deposits.  Total deposits increased $3.6 million, or 2.0%, to $180.6 million at March 31, 2017 from $177.0 million at December 31, 2016. This increase in deposits was primarily attributable to increases of $3.3 million, or 10.5% in money market accounts, $615,000, or 0.4% in certificates of deposit, and $434,000, or 7.4% in non-interest bearing checking accounts, partially offset by a $473,000, or 39.8% decrease in passbook accounts and a $228,000, or 12.8% decrease in savings accounts.

Stockholders' Equity.  Total stockholders' equity increased $380,000, or 1.8%, to $21.2 million at March 31, 2017 from $20.8 million at December 31, 2016.  Contributing to the increase was net income for the three months ended March 31, 2017 of $171,000, common stock earned by participants in the employee stock ownership plan of $45,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock for exercised stock options of $172,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $22,000, and other comprehensive income of $13,000.  These increases were partially offset by dividends paid of $75,000.

Comparison of Operating Results for the Three Months Ended March 31, 2017

General.  Net income amounted to $171,000 for the three months ended March 31, 2017, a decrease of $68,000, or 28.5%, compared to net income of $239,000 for three months ended March 31, 2016.  The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $260,000 and a decrease in non-interest income of $137,000, partially offset by an increase in net interest income of $239,000, a decrease in the provision for income taxes of $87,000 and a decrease in the provision for loan losses of $3,000.

Net Interest Income.  Net interest income increased $239,000 or 15.1%, to $1.8 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016.  The increase was driven by a $353,000, or 16.3% increase in interest income, partially offset by a $114,000, or 19.7% increase in interest expense.

Interest Income.  Interest income increased $353,000, or 16.3%, to $2.5 million for the three months ended March 31, 2017 from $2.2 million for the three months ended March 31, 2016. The increase in interest income was primarily due to a $33.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $148.4 million for the three months ended March 31, 2016 to an average balance of $181.8 million for the three months ended March 31, 2017, and had the effect of increasing interest income $469,000.  Partially offsetting this increase was a 28 basis point decline in the yield on loans receivable, net, including loans held for sale, from 5.63% for the three months ended March 31, 2016 to 5.35% for the three months ended March 31, 2017, which had the effect of decreasing interest income by $128,000.

Interest Expense.  Interest expense increased $114,000, or 19.7%, to $694,000 for the three months ended March 31, 2017 from $580,000 for the three months ended March 31, 2016.  The increase in interest expense was primarily attributable to a $26.4 million increase in average interest-bearing liabilities, which increased from an average balance of $161.8 million for the three months ended March 31, 2016 to an average balance of $188.2 million for the three months ended March 31, 2017, and had the effect of increasing interest expense $101,000.  This increase in average interest-bearing liabilities was primarily attributable to a $20.6 million increase in average certificate of deposit accounts which increased from an average balance of $117.2 million for the three months ended March 31, 2016 to an average balance of $137.8 million for the three months ended March 31, 2017, and had the effect of increasing interest expense $86,000. Also contributing to the increase in interest expense was a four basis point increase in the average rate on interest-bearing liabilities, from 1.43% for the three months ended March 31, 2016 to 1.47% for the three months ended March 31, 2017, which had the effect of increasing interest expense by $13,000.

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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$10,363	$23	0.89%	$17,798	$25	0.56%
Investment in interest-earning time deposits	6,067	25	1.65	6,137	25	1.63
Investment securities available for sale	9,407	30	1.28	3,825	16	1.67
Loans receivable, net (1) (2) (3)	181,750	2,430	5.35	148,411	2,089	5.63
Investment in FHLB stock	713	7	3.93	618	7	4.53
Total interest-earning assets	208,300	2,515	4.83%	176,789	2,162	4.89%
Non-interest-earning assets	9,238			8,605
Total assets	$217,538			$185,394
Interest-bearing liabilities:
Passbook accounts	$913	$-	-%	$1,297	-	-%
Savings accounts	1,781	1	0.22	2,951	2	0.27
Money market accounts	32,275	64	0.79	26,872	53	0.79
Certificate of deposit accounts	137,761	583	1.69	117,172	492	1.68
Total deposits	172,730	648	1.50	148,292	547	1.48
FHLB short-term borrowings	7,000	13	0.74	6,000	8	0.53
FHLB long-term borrowings	8,500	33	1.55	7,500	25	1.33
Total interest-bearing liabilities	188,230	694	1.47%	161,792	580	1.43%
Non-interest-bearing liabilities	8,248			4,415
Total liabilities	196,478			166,207
Stockholders' Equity	21,060			19,187
Total liabilities and Stockholders' Equity	$217,538			185,394
Net interest-earning assets	$20,070			$14,997
Net interest income; average interest rate spread		$1,821	3.36%		$1,582	3.46%
Net interest margin (4)			3.50%			3.58%
Average interest-earning assets to average interest-bearing liabilities			110.66%			109.27%

__________________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $86,000 and an average yield of 4.01% for the three months ended March 31, 2017 and an aggregate average balance of $128,000 and an average yield of 4.02% for the three months ended March 31, 2016.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses decreased $3,000, or 6.7%, from $45,000 for the three months ended March 31, 2016 to $42,000 for the three months ended March 31, 2017, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2017.

Non-performing loans amounted to $1.7 million, or 0.91% of net loans receivable at March 31, 2017, consisting of twelve loans, nine of which are on non-accrual status and three of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.06% of net loans receivable at December 31, 2016, consisting of fourteen loans, seven of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2017 include nine one-to-four family non-owner occupied residential loans, two commercial real estate loans, and one construction loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2017, three loans were placed on non-accrual status resulting in the reversal of approximately $10,000 of previously accrued interest income, and one loan was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.89% at March 31, 2017 and 0.90% at December 31, 2016.

Other real estate owned, net amounted to $364,000 at March 31, 2017, consisting of two properties.  This compares to three properties totaling $435,000 at December 31, 2016.  During the quarter ended March 31, 2017, one property with a carrying value of $77,000 was sold and a $4,000 gain was recognized. Subsequent to March 31, 2017 the Company sold one of the remaining two properties and realized a loss of $18,000 on the sale.  The Company is in the process of marketing the other property for sale.  Non-performing assets amounted to $2.0 million, or 0.93% of total assets at March 31, 2017 compared to $2.3 million, or 1.07% of total assets at December 31, 2016.

Non-Interest Income.  Non-interest income decreased $137,000, or 27.7%, for the three months ended March 31, 2017 over the comparable period in 2016 primarily due to a $146,000, or 57.5% decrease in net gain on the sales of residential mortgage loans, a $57,000 decrease in the gain on the sale of SBA loans, and a $22,000, or 16.5% decrease in fee income generated by the Bank's mortgage banking and title abstract subsidiaries.  These decreases were partially offset by a $77,000 increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, an $8,000, or 44.4% increase in other fees and service charges, and a $3,000 increase in the gain on sales of other real estate owned.

Non-Interest Expense.  Non-interest expense increased $260,000, or 15.9%, from $1.6 million for the three months ended March 31, 2016 to $1.9 million for the three months ended March 31, 2017.  Salaries and employee benefits expense accounted for $243,000 of the change as this expense increased 22.6%, from $1.1 million for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations and the launch of  Quaint Oak Insurance Agency on August 1, 2016, a $39,000, or 30.5% increase in other expense, a $12,000 increase in amortization of other intangible related to the renewal rights of the book of business acquired from Signature Insurance Services, LLC on August 1, 2016, a $12,000, or 37.5% increase in FDIC insurance assessment, a $10,000, or 6.5% increase in occupancy and equipment expense, and an $8,000, or 25.8% increase in advertising expense.  These increases were partially offset by a $59,000, or 89.4% decrease in other real estate owned expense, a $4,000, or 7.1% decrease in directors' fees and expenses, and a $1,000, or 1.1% decrease in professional fees.

Provision for Income Tax.  The provision for income tax decreased $87,000, or 54.0%, from $161,000 for the three months ended March 31, 2016 to $74,000 for the three months ended March 31, 2017 due primarily to the decrease in pre-tax income. Our effective tax rate decreased from 40.3% for the three months ended March 31, 2016 to 30.2% for the three months ended March 31, 2017 due to a tax deduction taken in the first quarter of 2017 related to the exercise of non-qualified stock options during the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2017, the Company's cash and cash equivalents amounted to $8.9 million.  At such date, the Company also had $2.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2017, Quaint Oak Bank had outstanding commitments to originate loans of $12.7 million and commitments under unused lines of credit of $15.0 million.

At March 31, 2017, certificates of deposit scheduled to mature in less than one year totaled $46.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2017, we had $15.5 million of borrowings from the FHLB and had $107.7 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of March 31, 2017 Quaint Oak Bank had $933,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2017.

Our stockholders' equity amounted to $21.2 million at March 31, 2017, an increase of $380,000 million, or 1.8% from $20.8 million at December 31, 2016. Contributing to the increase was net income for the three months ended March 31, 2017 of $171,000, common stock earned by participants in the employee stock ownership plan of $45,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock for exercised stock options of $172,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $22,000, and other comprehensive income of $13,000.  These increases were partially offset by dividends paid of $75,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2017, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.72%, 11.86%, 11.86% and 12.92%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2017, we had unfunded commitments under lines of credit of $15.0 million and $12.7 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2017.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2017 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 – January 31, 2017	-	$-	-	38,729
February 1, 2017 – February 28, 2017	-	-	-	38,729
March 1, 2017 – March 31, 2017	-	-	-	38,729
Total	-	$-	-	38,729

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

Date: May 12, 2017	By:	/s/ Robert S. Strong Robert T. Strong President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ John J. Augustine John J. Augustine Executive Vice President and Chief Financial Officer