Form 10-Q
period 2017-06-30
QUAINT OAK BANCORP INC
filed 2017-08-11
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                                                  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                                                                                 [X]  Yes      [   ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 9, 2017, 1,940,677 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2017	2016
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$42	$399
Due from banks, interest-bearing	7,833	8,901
Cash and cash equivalents	7,875	9,300
Investment in interest-earning time deposits	5,365	6,098
Investment securities available for sale	8,893	9,555
Loans held for sale	7,219	4,712
Loans receivable, net of allowance for loan losses (2017 $1,690; 2016 $1,605)	189,046	176,807
Accrued interest receivable	875	862
Investment in Federal Home Loan Bank stock, at cost	1,134	713
Bank-owned life insurance	3,772	3,728
Premises and equipment, net	1,993	1,730
Goodwill	515	515
Other intangible, net of accumulated amortization	441	465
Other real estate owned, net	185	435
Prepaid expenses and other assets	1,827	1,243
Total Assets	$229,140	$216,163

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$7,040	$5,852
Interest-bearing	172,063	171,155
Total deposits	179,103	177,007
Federal Home Loan Bank short-term borrowings	10,000	7,000
Federal Home Loan Bank long-term borrowings	15,500	8,500
Accrued interest payable	147	142
Advances from borrowers for taxes and insurance	2,163	2,210
Accrued expenses and other liabilities	472	514
Total Liabilities	207,385	195,373

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,940,290 and 1,891,150 outstanding at June 30, 2017 and December 31, 2016, respectively	28	28
Additional paid-in capital	14,344	14,240
Treasury stock, at cost: 2017 836,960 shares; 2016 886,100 shares	(4,359)	(4,611)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(286)	(320)
Recognition & Retention Plan Trust (RRP)	(25)	(47)
Accumulated other comprehensive loss	(8)	(38)
Retained earnings	12,061	11,538
Total Stockholders' Equity	21,755	20,790
Total Liabilities and Stockholders' Equity	$229,140	$216,163

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except for share data)
Interest Income
Interest on loans	$2,523	$2,195	$4,953	$4,284
Interest and dividends on short-term investments and investment securities	81	75	166	148
Total Interest Income	2,604	2,270	5,119	4,432

Interest Expense
Interest on deposits	654	589	1,302	1,136
Interest on Federal Home Loan Bank borrowings	61	33	107	66
Total Interest Expense	715	622	1,409	1,202

Net Interest Income	1,889	1,648	3,710	3,230

Provision for Loan Losses	64	66	106	111

Net Interest Income after Provision for Loan Losses	1,825	1,582	3,604	3,119

Non-Interest Income
Mortgage banking and title abstract fees	147	147	258	280
Other fees and services charges	18	34	44	52
Insurance commissions	89	-	166	-
Income from bank-owned life insurance	22	22	44	44
Net gain on the sale of residential mortgage loans	716	504	824	758
Gain on sale of SBA loans	16	-	16	57
Loss on sales and write-downs on other real estate owned	(67)	(20)	(63)	(72)
Other	20	14	29	23
Total Non-Interest Income	961	701	1,318	1,142

Non-Interest Expense
Salaries and employee benefits	1,353	1,115	2,670	2,189
Directors' fees and expenses	50	51	102	107
Occupancy and equipment	145	139	290	270
Data processing	86	42	133	85
Professional fees	94	106	184	197
FDIC deposit insurance assessment	43	36	87	68
Other real estate owned expense	1	6	8	19
Advertising	39	30	78	61
Amortization of other intangible	12	-	24	-
Other	165	117	303	224
Total Non-Interest Expense	1,988	1,642	3,879	3,220

Income before Income Taxes	798	641	1,043	1,041
Income Taxes	274	239	348	400
Net Income	$524	$402	$695	$641

Earnings per share - basic	$0.28	$0.23	$0.38	$0.36
Average shares outstanding - basic	1,865,612	1,775,829	1,851,945	1,765,078
Earnings per share - diluted	$0.26	$0.21	$0.35	$0.33
Average shares outstanding - diluted	2,008,404	1,938,627	1,993,280	1,930,675

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net Income	$524	$402	$695	$641

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	25	(7)	45	20
Income tax effect	(8)	2	(15)	(7)

Other comprehensive income (loss)	17	(5)	30	13

Total Comprehensive Income	$541	$397	$725	$654

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2017

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2016	1,891,150	$28	$14,240	$(4,611)	$(367)	$(38)	$11,538	$20,790

Common stock allocated by ESOP			58		34			92

Treasury stock purchase	(385)			(5)				(5)

Reissuance of treasury stock under 401(k) Plan	5,328		40	28				68

Reissuance of treasury stock under stock incentive plan	5,397		(28)	28				-

Reissuance of treasury stock for exercised stock options	38,800		(8)	201				193

Stock based compensation expense			64					64

Release of 4,864 vested RRP shares			(22)		22			-

Cash dividends declared ($0.09 per share)							(172)	(172)

Net income							695	695

Other comprehensive income, net						30		30

BALANCE – JUNE 30, 2017	1,940,290	$28	$14,344	$(4,359)	$(311)	$(8)	$12,061	$21,755

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$695	$641
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	106	111
Depreciation expense	91	96
Amortization of intangibles	24	-
Net amortization of securities premiums	9	9
Accretion of deferred loan fees and costs, net	(178)	(156)
Stock-based compensation expense	156	150
Net gain on the sale of loans	(824)	(758)
Gain on the sale of SBA loans	(16)	(57)
Net loss on sale and write-downs of other real estate owned	63	72
Increase in the cash surrender value of bank-owned life insurance	(44)	(44)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(34,193)	(30,142)
Loans held for sale-proceeds	32,510	30,339
Accrued interest receivable	(13)	(115)
Prepaid expenses and other assets	(599)	(365)
Accrued interest payable	5	2
Accrued expenses and other liabilities	(42)	143
Net Cash Used in Operating Activities	(2,250)	(74)
Cash Flows from Investing Activities
Net decrease (increase) in investment in interest-earning time deposits	733	(10)
Purchase of investment securities available for sale	-	(3,895)
Principal repayments of investment securities available for sale	698	409
Net increase in loans receivable	(12,151)	(10,935)
Net increase in investment in Federal Home Loan Bank stock	(421)	(15)
Proceeds from the sale of other real estate owned	210	67
Capitalized expenditures on other real estate owned	(23)	(175)
Purchase of premises and equipment	(354)	(26)
Net Cash Used in Investing Activities	(11,308)	(14,580)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	1,636	3,180
Net increase in certificate accounts	460	14,018
Net proceeds from Federal Home Loan Bank short-term borrowings	3,000	-
Proceeds from Federal Home Loan Bank long-term borrowings	8,000	-
Repayment of Federal Home Loan Bank long-term borrowings	(1,000)	-
Dividends paid	(172)	(143)
Purchase of treasury stock	(5)	(6)
Proceeds from the reissuance of treasury stock	68	50
Proceeds from the exercise of stock options	193	112
Decrease in advances from borrowers for taxes and insurance	(47)	(68)
Net Cash Provided by Financing Activities	12,133	17,143
Net Increase (Decrease) in Cash and Cash Equivalents	(1,425)	2,489
Cash and Cash Equivalents – Beginning of Period	9,300	17,206
Cash and Cash Equivalents – End of Period	$7,875	$19,695

Cash payments for interest	$1,404	$1,200
Cash payments for income taxes	$505	$365

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank ("Bank"), along with its wholly owned subsidiaries.  At June 30, 2017, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2016 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2016 Annual Report on Form 10-K.  The results of operations for the three or six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2017 and 2016.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company had no one-to-four family residential properties for which foreclosure proceedings are in process at June 30, 2017.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2017, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
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
Recent Accounting Pronouncements.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Company's financial statements.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2017 and 2016, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$524,000	$402,000	$695,000	$641,000

Weighted average shares outstanding – basic	1,865,612	1,775,829	1,851,945	1,765,078
Effect of dilutive common stock equivalents	142,792	162,798	141,335	165,597
Adjusted weighted average shares outstanding – diluted	2,008,404	1,938,627	1,993,280	1,930,675

Basic earnings per share	$0.28	$0.23	$0.38	$0.36
Diluted earnings per share	$0.26	$0.21	$0.35	$0.33

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$(25)	$6	$(38)	$(12)
Other comprehensive income (loss) before classifications	17	(5)	30	13
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	17	(5)	30	13
Balance at the end of the period	$(8)	$1	$(8)	$1
_____________________
(1)           All amounts are net of tax.  Amounts in parentheses indicate debits.

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of June 30, 2017 and December 31, 2016, by contractual maturity, are shown below (in thousands):

	June 30, 2017	December 31, 2016
Investment in interest-earning time deposits
Due in one year or less	$2,053	$2,849
Due after one year through five years	3,312	3,249
Total	$5,365	$6,098

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2017 and December 31, 2016 are summarized below (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,128	$14	$(1)	$6,141
Federal Home Loan Mortgage Corporation securities	1,767	-	(11)	1,756
Federal National Mortgage Association securities	650	-	(10)	640
Total mortgage-backed securities	8,545	14	(22)	8,537
Debt securities:
U.S. government agency	360	-	(4)	356
Total available-for-sale-securities	$8,905	$14	$(26)	$8,893

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,608	$1	$(19)	$6,590
Federal Home Loan Mortgage Corporation securities	1,892	-	(21)	1,871
Federal National Mortgage Association securities	752	-	(12)	740
Total mortgage-backed securities	9,252	1	(52)	9,201
Debt securities:
U.S. government agency	360	-	(6)	354
Total available-for-sale-securities	$9,612	$1	$(58)	$9,555

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Debt securities
Due after one year through five years	$360	$356
Due after ten years	8,545	8,537
Total	$8,905	$8,893

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 5 – Investment Securities Available for Sale (Continued)
The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2017  and December 31, 2016 (in thousands):

	June 30, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	2	$1,027	$(1)	$-	$-	$1,027	$(1)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	1,756	(11)	-	-	1,756	(11)
Federal National Mortgage Association mortgage-backed securities	1	-	-	640	(10)	640	(10)
Debt securities, U.S. government agency	1	-	-	356	(4)	356	(4)
Total	6	$2,783	$(12)	$996	$(14)	$3,779	$(26)

	December 31, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	8	$5,874	$(19)	$-	$-	$5,874	$(19)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	1,871	(21)	-	-	1,871	(21)
Federal National Mortgage Association mortgage-backed securities	1	740	(12)	-	-	740	(12)
Debt securities, U.S. government agency	1	354	(6)	-	-	354	(6)
Total	12	$8,839	$(58)	$-	$-	$8,839	$(58)

At June 30, 2017, there were six securities in an unrealized loss position that at such date had an aggregate depreciation of 0.67% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2017 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and six months ended June 30, 2017 or 2016.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):
	June 30, 2017	December 31, 2016
Real estate loans:
One-to-four family residential:
Owner occupied	$5,636	$5,389
Non-owner occupied	49,946	51,893
Total one-to-four family residential	55,582	57,282
Multi-family (five or more) residential	20,801	14,641
Commercial real estate	85,230	77,730
Construction	14,740	15,355
Home equity	4,344	4,775
Total real estate loans	180,697	169,783

Commercial business	10,709	9,295
Other consumer	47	26
Total Loans	191,453	179,104

Deferred loan fees and costs	(717)	(692)
Allowance for loan losses	(1,690)	(1,605)
Net Loans	$189,046	$176,807

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2017 and December 31, 2016  (in thousands):

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,636	$-	$-	$-	$5,636
One-to-four family residential non-owner occupied	49,065	119	762	-	49,946
Multi-family residential	20,801	-	-	-	20,801
Commercial real estate	84,145	117	968	-	85,230
Construction	12,680	-	2,060	-	14,740
Home equity	4,344	-	-	-	4,344
Commercial business	10,672	37	-	-	10,709
Other consumer	47	-	-	-	47
Total	$187,390	$273	$3,790	$-	$191,453

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2017 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	866	866	-	1,060	13
Multi-family residential	-	-	-	-	-
Commercial real estate	398	398	-	398	-
Construction	308	308	-	308	-
Home equity	47	47	-	48	3
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	95	95	21	95	3
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	1	395	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	961	961	21	1,155	16
Multi-family residential	-	-	-	-	-
Commercial real estate	531	531	1	793	5
Construction	308	308	-	308	-
Home equity	47	47	-	48	3
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,847	$1,847	$22	$2,304	$24

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2017, the Company had eight loans totaling $724,000 that were identified as troubled debt restructurings.  All eight of these loans were performing in accordance with their modified terms.  At December 31, 2016, the Company had eight loans totaling $733,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  During the six months ended June 30, 2017, no new loans were identified as TDRs.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	June 30, 2017
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	544	-	544	21
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	1
Construction	-	-	-	-	-
Home equity	2	47	-	47	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$724	$-	$724	$22

	December 31, 2016
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	551	-	551	28
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	2	49	-	49	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$733	$-	$733	$39

The contractual aging of the TDRs in the table above as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	544	-	-	-	544
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	47	-	-	-	47
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$724	$-	$-	$-	$724

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2016
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	551	-	-	-	551
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	49	-	-	-	49
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$733	$-	$-	$-	$733

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2017 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2017 and recorded investment in loans receivable as of June 30, 2017 (in thousands):

	June 30, 2017
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$44	$524	$108	$612	$127	$51	$94	$90	$1,650
Charge-offs	-	-	-	(24)	-	-	-	-	(24)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	1	(59)	48	57	10	(10)	17	-	64
Ending balance	$45	$465	$156	$645	$137	$41	$111	$90	$1,690

For the Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Charge-offs	-	-	-	(24)	-	-	-	-	(24)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	4	(38)	53	50	(1)	4	24	10	106
Ending balance	$45	$465	$156	$645	$137	$41	$111	$90	$1,690

Ending balance evaluated
for impairment:
Individually	$-	$21	$-	$1	$-	$-	$-	$-	$22
Collectively	$45	$444	$156	$644	$137	$41	$111	$90	$1,668

Loans receivable:
Ending balance:	$5,636	$49,946	$20,801	$85,230	$14,740	$4,344	$10,756	$-	$191,453

Ending balance evaluated
for impairment:
Individually	$-	$961	$-	$531	$308	$47	$-	$-	$1,847
Collectively	$5,636	$48,985	$20,801	$84,699	$14,432	$4,297	$10,756	$-	$189,606

The Bank allocated decreased allowance for loan loss provisions to the 1-4 family residential non-owner occupied portfolio class  for the three and six months ended June 30, 2017, due primarily to decreased delinquencies and changes to qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the multi-family residential and commercial real estate portfolio classes for the three and six months ended June 30, 2017, due primarily to increased balances in these portfolio classes.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2016 (in thousands):

	June 30, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$51	$512	$56	$425	$149	$52	$32	$81	$1,358
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	13	10	59	(34)	(1)	5	19	66
Ending balance	$46	$525	$66	$484	$115	$51	$37	$100	$1,424

For the Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	39	(15)	95	(38)	1	19	19	111
Ending balance	$46	$525	$66	$484	$115	$51	$37	$100	$1,424

Ending balance evaluated
for impairment:
Individually	$-	$31	$-	$11	$-	$-	$-	$-	$42
Collectively	$46	$494	$66	$473	$115	$51	$37	$100	$1,382

The Bank allocated increased allowance for loan loss provisions to the commercial real estate, the 1-4 family residential non-owner occupied, and the commercial business loans portfolio classes for the three and six months ended June 30, 2016, due to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2016, due to decreased activity in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2016 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2016 (in thousands):

	December 31, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(14)	17	22	227	(15)	(13)	69	(1)	292
Ending balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Ending balance evaluated
for impairment
Individually	$-	$28	$-	$11	$-	$-	$-	$-	$39
Collectively	$41	$475	$103	$605	$138	$37	$87	$80	$1,566
Loans receivable:
Ending balance	$5,389	$51,893	$14,641	$77,730	$15,355	$4,775	$9,321	$-	$179,104
Ending balance evaluated
for impairment
Individually	$-	$1,092	$-	$793	$-	$49	$-	$-	$1,934
Collectively	$5,389	$50,801	$14,641	$76,937	$15,355	$4,726	$9,321	$-	$177,170

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	417	541
Multi-family residential	-	--
Commercial real estate	398	660
Construction	308	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$1,123	$1,201

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2017 and 2016 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $30,000 and $55,000 for the three and six months ended June 30, 2017, respectively.   Interest income foregone on non-accrual loans was approximately $29,000 and $56,000 for the three and six months ended June 30, 2016, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$546	$244	$790	$4,846	$5,636	$244
One-to-four family residential non-owner occupied	654	635	1,289	48,657	49,946	218
Multi-family residential	-	-	-	20,801	20,801	-
Commercial real estate	667	500	1,167	84,063	85,230	102
Construction	697	308	1,005	13,735	14,740	-
Home equity	34	-	34	4,310	4,344	-
Commercial business	-	-	-	10,709	10,709	-
Other consumer	-	-	-	47	47	-
Total	$2,598	$1,687	$4,285	$187,168	$191,453	$564

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

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible assets at June 30, 2017 was $441,000 net of accumulated amortization of $44,000.  Amortization expense for the three and six months ended June 30, 2017 amounted to $12,000 and $24,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2017	December 31, 2016
Non-interest bearing checking accounts	$7,040	$5,852
Passbook accounts	731	1,189
Savings accounts	1,523	1,784
Money market accounts	32,281	31,114
Certificates of deposit	137,528	137,068
Total deposits	$179,103	$177,007

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 3, 2017		December 31, 2016
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate

Short-term borrowings	$10,000	1.24%	$7,000	0.54%

Fixed rate borrowings maturing:
2017	$1,500	1.30%	$2,500	1.15%
2018	3,000	1.46	3,000	1.46
2019	3,000	1.86	2,000	1.95
2020	2,000	2.00	1,000	2.15
2021	2,000	1.96	-	-
2022	2,000	2.12	-	-
2023	2,000	2.28	-	-
Total FHLB long-term debt	$15,500	1.85%	$8,500	1.56%

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2017, the Company recognized $47,000 and $92,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2016, the Company recognized $43,000 and $86,000 of ESOP expense, respectively.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

As of June 30, 2017, a total of 10,261 share awards were unvested under the RRP and Stock Incentive Plan and up to 21,968 share awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of June 30, 2017 and 2016 and changes during the six months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017		June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	20,524	$8.10	30,784	$8.10
Granted	-	-	-	-
Vested	(10,263)	8.10	(10,260)	8.10
Forfeited	-	-	-	-
Unvested at the end of the period	10,261	$8.10	20,524	$8.10

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the six month periods ended June 30, 2017 and 2016, approximately $42,000 in compensation expense was recognized.  A tax benefit of approximately $14,000 was recognized during both of these periods.  As of June 30, 2017, approximately $73,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

As of June 30, 2017, a total of 277,548 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of June 30, 2017 and 2016 and changes during the six months ended June 30, 2017 and 2016 is as follows:

	2017			2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	316,348	$6.49	3.8	354,266	$6.33	4.7
Granted	-	-	-	-	-	-
Exercised	(38,800)	5.00	-	(22,518)	5.00	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	277,548	$6.70	3.6	331,748	$6.42	4.2
Exercisable at end of period	247,228	$6.53	3.4	270,148	$6.04	1.9

During both the six month periods ended June 30, 2017 and 2016, approximately $22,000 in compensation expense was recognized.  A tax benefit of approximately $2,000 was recognized during both of these periods.  As of June 30, 2017, approximately $40,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2017 (in thousands):
	June 30, 2017
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$6,141	$-	$6,141	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,756	-	1,756	-
Federal National Mortgage Association mortgage-backed securities	640	-	640	-
Debt securities, U.S. government agency	356	-	356	-
Total investment securities available for sale	$8,893	$-	$8,893	$-

Nonrecurring fair value measurements
Impaired loans	$1,825	$-	$-	$1,825
Other real estate owned	185	-	-	185

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,825	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-23% (1%)

Other real estate owned	$185	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10% (10%)

	December 31, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,895	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-22% (2%)

Other real estate owned	$435	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (12%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company's financial instruments were as follows at June 30, 2017 and December 31, 2016 (in thousands):

			Fair Value Measurements at
			June 30, 2017
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$7,875	$7,875	$7,875	$-	$-
Investment in interest-earning time deposits	5,365	5,405	-	-	5,405
Investment securities available for sale	8,893	8,893	-	8,893	-
Loans held for sale	7,219	7,513	-	7,513	-
Loans receivable, net	189,046	189,564	-	-	189,564
Accrued interest receivable	875	875	875	-	-
Investment in FHLB stock	1,134	1,134	1,134	-	-
Bank-owned life insurance	3,772	3,772	3,772	-	-

Financial Liabilities
Deposits	179,103	180,567	41,575	-	138,992
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	15,500	15,499	-	-	15,499
Accrued interest payable	147	147	147	-	-

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

At June 30, 2017 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General.   The Company's total assets at June 30, 2017 were $229.1 million, an increase of $13.0 million, or 6.0%, from $216.2 million at December 31, 2016.  This growth in total assets was primarily due to a $12.2 million, or 6.9%, increase in loans receivable, net, and a $2.5 million, or 53.2%, increase in loans held for sale.   These increases were partially offset by a $1.4 million, or 15.3%, decrease in cash and cash equivalents, a $733,000, or 12.0%, decrease in investment in interest-earning time deposits, and a $662,000, or 6.9%, decrease in investment securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.4 million, or 15.3%, from $9.3 million at December 31, 2016 to $7.9 million at June 30, 2017 as excess liquidity was primarily used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $733,000, or 12.0%, from $6.1 million at December 31, 2016 to $5.4 million at June 30, 2017 primarily due to the maturity and redemption of time deposits. The proceeds were used to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $662,000, or 6.9%, from $9.6 million at December 31, 2016 to $8.9 million at June 30, 2017 due primarily to the principal repayments on these securities during the six months ended June 30, 2017.

Loans Held for Sale.  Loans held for sale increased $2.5 million, or 53.2%, from $4.7 million at December 31, 2016 to $7.2 million at June 30, 2017 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $34.2 million of one-to-four family residential loans during the six months ended June 30, 2017 and sold $31.7 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $12.2 million, or 6.9%, to $189.0 million at June 30, 2017 from $176.8 million December 31, 2016.  This increase was funded primarily from Federal Home Loan Bank borrowings and deposits.  Increases within the portfolio occurred in commercial real estate loans which increased $7.5 million, or 9.6%, multi-family residential loans which increased $6.2 million, or 42.1%, commercial business loans which increased $1.4 million, or 15.2%, one-to-four family residential owner occupied loans which increased $247,000, or 4.6%, and other consumer loans which increased $21,000, or 80.8%.  These increases were partially offset by a $1.9 million, or 3.8%, decrease in one-to-four family residential non-owner occupied loans, a $615,000, or 4.0%, decrease in construction loans, and a $431,000, or 9.0%, decrease in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net. Other real estate owned, net amounted to $185,000 at June 30, 2017, consisting of one property.  This compares to three properties totaling $435,000 at December 31, 2016. For the six months ended June 30, 2017, $23,000 of capital improvements were made to the properties, one of the properties incurred a write-down totaling $48,000, and two properties with a carrying value of $225,000 were sold.  The Company is in the process of marketing the remaining property for sale.  Non-performing assets amounted to $1.9 million, or 0.82%, of total assets at June 30, 2017 compared to $2.3 million, or 1.07%, of total assets at December 31, 2016.

Deposits.  Total deposits increased $2.1 million, or 1.2%, to $179.1 million at June 30, 2017 from $177.0 million at December 31, 2016.  This increase in deposits was primarily attributable to increases of $1.2 million, or 20.3%, in non-interest bearing checking accounts, $1.2 million, or 3.8%, in money market accounts, and $460,000, or 0.3%, in certificates of deposit, partially offset by a $458,000, or 38.5%, decrease in passbook accounts and a $261,000, or 14.6%, decrease in savings accounts.

Stockholders' Equity.  Total stockholders' equity increased $965,000, or 4.6%, to $21.8 million at June 30, 2017 from $20.8 million at December 31, 2016.  Contributing to the increase was net income for the six months ended June 30, 2017 of $695,000, the reissuance of treasury stock for exercised stock options of $193,000, common stock earned by participants in the employee stock ownership plan of $92,000, amortization of stock awards and options under our stock compensation plans of $64,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $68,000, and other comprehensive income of $30,000.  These increases were partially offset by dividends paid of $172,000 and the purchase of treasury stock of $5,000.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General.  Net income amounted to $524,000 for the three months ended June 30, 2017, an increase of $122,000, or 30.3%, compared to net income of $402,000 for three months ended June 30, 2016.  The increase in net income on a comparative quarterly basis was primarily the result of increases in non-interest income of $260,000, net interest income of $241,000, and a decrease in the provision for loan losses of $2,000, partially offset by an increase in non-interest expense of $346,000 and an increase in the provision for income taxes of $35,000.

Net Interest Income.  Net interest income increased $241,000 or 14.6%, to $1.9 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016.  The increase was driven by a $334,000, or 14.7%, increase in interest income, partially offset by a $93,000, or 15.0%, increase in interest expense.

Interest Income.  Interest income increased $334,000, or 14.7%, to $2.6 million for the three months ended June 30, 2017 from $2.3 million for the three months ended June 30, 2016. The increase in interest income was primarily due to a $31.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $156.1 million for the three months ended June 30, 2016 to an average balance of $187.9 million for the three months ended June 30, 2017, and had the effect of increasing interest income $447,000.  Partially offsetting this increase was a 26 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.63% for the three months ended June 30, 2016 to 5.37% for the three months ended June 30, 2017, which had the effect of decreasing interest income by $119,000.

Interest Expense.  Interest expense increased $93,000, or 15.0%, to $715,000 for the three months ended June 30, 2017 from $622,000 for the three months ended June 30, 2016.  The increase in interest expense was primarily attributable to an $18.5 million increase in average interest-bearing liabilities, which increased from an average balance of $170.5 million for the three months ended June 30, 2016 to an average balance of $189.0 million for the three months ended June 30, 2017, and had the effect of increasing interest expense $65,000. This increase in average interest-bearing liabilities was primarily attributable to a $10.8 million increase in average certificate of deposit accounts which increased from an average balance of $125.4 million for the three months ended June 30, 2016 to an average balance of $136.2 million for the three months ended June 30, 2017, and had the effect of increasing interest expense $46,000. Also contributing to this increase was a five basis point increase in the average rate on interest-bearing liabilities, from 1.46% for the three months ended June 30, 2016 to 1.51% for the three months ended June 30, 2017, which had the effect of increasing interest expense by $28,000.

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

	Three Months Ended June 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$6,697		$17	1.02%	$17,470	$20	0.46%
Investment in interest-earning time deposits	5,361		20	1.49	6,146	25	1.63
Investment securities available for sale	9,102		36	1.58	5,842	23	1.57
Loans receivable, net (1) (2) (3)	187,863		2,523	5.37	156,056	2,195	5.63
Investment in FHLB stock	797		8	4.02	643	7	4.35
Total interest-earning assets	209,820		2,604	4.96%	186,157	2,270	4.88%
Non-interest-earning assets	9,034				8,821
Total assets	$218,854				$194,978
Interest-bearing liabilities:
Passbook accounts	$721	$	*	* %	$1,326	$1	0.30%
Savings accounts	1,437		1	0.28	2,460	1	0.16
Money market accounts	33,718		67	0.79	27,793	55	0.79
Certificate of deposit accounts	136,170		586	1.72	125,403	532	1.70
Total deposits	172,046		654	1.52	156,982	589	1.50
FHLB short-term borrowings	7,750		21	1.08	6,000	8	0.53
FHLB long-term borrowings	9,179		40	1.74	7,511	25	1.33
Total interest-bearing liabilities	188,975		715	1.51%	170,493	622	1.46%
Non-interest-bearing liabilities	8,406				4,904
Total liabilities	197,381				175,397
Stockholders' Equity	21,473				19,581
Total liabilities and Stockholders' Equity	$218,854				$194,978
Net interest-earning assets	$20,845				$15,664
Net interest income; average interest rate spread			$1,889	3.45%		$1,648	3.42%
Net interest margin (4)				3.60%			3.54%
Average interest-earning assets to average interest-bearing liabilities				111.03%			109.19%

_________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $73,000 and an average yield of 4.04% for the three months ended June 30, 2017 and an aggregate average balance of $120,000 and an average yield of 4.02% for the three months ended June 30, 2016.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The provision for loan losses decreased $2,000, or 3.0%, from $66,000 for the three months ended June 30, 2016 to $64,000 for the three months ended June 30, 2017.  The decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2017.

    Non-performing loans amounted to $1.7 million, or 0.89%, of net loans receivable at June 30, 2017, consisting of twelve loans, six of which are on non-accrual status and six of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.06% of net loans receivable at December 31, 2016, consisting of fourteen loans, seven of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2017 include seven one-to-four family non-owner occupied residential loans, two one-to-four family owner occupied residential loans, two commercial real estate loans, and one construction loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2017, no new loans were placed on non-accrual status and three loans previously on non-accrual status were paid-off. The allowance for loan losses as a percent of total loans receivable was 0.89% at June 30, 2017, and 0.90% at December 31, 2016.

Other real estate owned, net amounted to $185,000 at June 30, 2017, consisting of one property.  This compares to three properties totaling $435,000 at December 31, 2016.  During the three months ended June 30, 2017, one property with a carrying value of $148,000 was sold and an $18,000 loss was recognized. The Company is in the process of marketing the remaining property for sale.  Non-performing assets amounted to $1.9 million, or 0.82%, of total assets at June 30, 2017 compared to $2.3 million, or 1.07%, of total assets at December 31, 2016.

 Non-Interest Income.  Non-interest income increased $260,000, or 37.1%, from $701,000 for the three months ended June 30, 2016 to $961,000 for the three months ended June 30, 2017 due primarily to a $212,000, or 42.1%, increase in net gain on the sales of residential mortgage loans, $89,000 in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, $16,000 in gain on the sale of SBA loans, and a $6,000, or 42.9%, increase in other non-interest income.  These increases were partially offset by a $47,000, or 235.0%, increase in loss on sales and write-downs of other real estate owned and a $16,000, or 47.1%, decrease in other fees and services charges.

Non-Interest Expense.  Non-interest expense increased $346,000, or 21.1%, from $1.6 million for the three months ended June 30, 2016 to $2.0 million for the three months ended June 30, 2017.  Salaries and employee benefits expense accounted for $238,000 of the change as this expense increased 21.3%, from $1.1 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations and the launch of Quaint Oak Insurance Agency on August 1, 2016.  Also contributing to the increase was a $48,000, or 41.0%, increase in other non-interest expense, a $44,000 increase, or 104.8%, increase in data processing expense, $12,000 in amortization of other intangible related to the renewal rights of the book of business acquired from Signature Insurance Services, LLC on August 1, 2016, a $9,000, or 30%, increase in advertising expense, and a $7,000, or 19.4%, increase in FDIC insurance assessment, a $19,000, a $6,000, or 4.3%, increase in occupancy and equipment expense.  These increases were partially offset by a $12,000, or 11.3%, decease in professional fees, a $5,000, or 83.3%, decrease in other real estate owned expense, and a $1,000, or 2.0%, decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax increased $35,000, or 14.6%, from $239,000 for the three months ended June 30, 2016 to $274,000 for the three months ended June 30, 2017 due primarily to the increase in pre-tax income. Our effective tax rate decreased from 37.3% for the three months ended June 30, 2016 to 34.3% for the three months ended June 30, 2017 primarily due to a tax deduction taken in the second quarter of 2017 related to the exercise of non-qualified stock options during the three months ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General.  Net income amounted to $695,000 for the six months ended June 30, 2017, an increase of $54,000, or 8.4%, compared to net income of $641,000 for six months ended June 30, 2016. The increase in net income was primarily the result of increases in net interest income of $480,000 and non-interest income of $176,000, and decreases in the provision for income taxes of $52,000 and the provision for loan losses of $5,000, partially offset by an increase in non-interest expense of $659,000.

 Net Interest Income.  Net interest income increased $480,000, or 14.9%, to $3.7 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016 due primarily to a $687,000, or 15.5%, increase in interest income, partially offset by a $207,000, or 17.2%, increase in interest expense.

Interest Income.  Interest income increased $687,000, or 15.5%, to $5.1 million for the six months ended June 30, 2017 from $4.4 million for the six months ended June 30, 2016.  The increase in interest income was primarily due to a $32.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $152.2 million for the six months ended June 30, 2016 to an average balance of $184.8 million for the six months ended June 30, 2017, and had the effect of increasing interest income $917,000.  Partially offsetting this increase was a 27 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.63% for the six months ended June 30, 2016 to 5.36% for the six months ended June 30, 2017, which had the effect of decreasing interest income by $248,000.

Interest Expense.  Interest expense increased $207,000, or 17.2%, to $1.4 million for the six months ended June 30, 2017 from $1.2 million for the six months ended June 30, 2016.  The increase in interest expense was primarily attributable to a $22.5 million increase in average interest-bearing liabilities, which increased from an average balance of $166.1 million for the six months ended June 30, 2016 to an average balance of $188.6 million for the six months ended June 30, 2017, and had the effect of increasing interest expense $167,000. This increase in average interest-bearing liabilities was primarily attributable to a $15.7 million increase in average certificate of deposit accounts which increased from an average balance of $121.3 million for the six months ended June 30, 2016 to an average balance of $137.0 million for the six months ended June 30, 2017, and had the effect of increasing interest expense $132,000. Also contributing to this increase was a four basis point increase in the average rate on interest-bearing liabilities, from 1.45% for the six months ended June 30, 2016 to 1.49% for the six months ended June 30, 2017, which had the effect of increasing interest expense by $40,000.

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

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$8,453	$40	0.95%	$17,634	$44	0.50%
Investment in interest-earning time deposits	5,712	46	1.61	6,142	50	1.63
Investment securities available for sale	9,254	65	1.40	4,833	39	1.61
Loans receivable, net (1) (2) (3)	184,824	4,953	5.36	152,234	4,284	5.63
Investment in FHLB stock	755	15	3.97	630	15	4.76
Total interest-earning assets	208,998	5,119	4.90%	181,473	4,432	4.88%
Non-interest-earning assets	9,135			8,713
Total assets	$218,133			$190,186
Interest-bearing liabilities:
Passbook accounts	$817	$1	0.24%	$1,311	$1	0.15%
Savings accounts	1,608	2	0.25	2,706	3	0.22
Money market accounts	33,000	131	0.79	27,333	109	0.80
Certificate of deposit accounts	136,961	1,168	1.71	121,287	1,023	1.69
Total deposits	172,386	1,302	1.51	152,637	1,136	1.49
FHLB short-term borrowings	7,429	33	0.89	6,000	16	0.53
FHLB long-term borrowings	8,789	74	1.68	7,505	50	1.33
Total interest-bearing liabilities	188,604	1,409	1.49%	166,142	1,202	1.45%
Non-interest-bearing liabilities	8,261			4,661
Total liabilities	196,865			170,803
Stockholders' Equity	21,268			19,383
Total liabilities and Stockholders' Equity	$218,133			$190,186
Net interest-earning assets	$20,394			$15,331
Net interest income; average interest rate spread		$3,710	3.41%		$3,230	3.43%
Net interest margin (4)			3.55%			3.56%
Average interest-earning assets to average interest-bearing liabilities			110.81%			109.23%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $79,000 and an average yield of 4.03% for the six months ended June 30, 2017 and an aggregate average balance of $124,000 and an average yield of 4.02% for the six months ended June 30, 2016.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $5,000, or 4.5%, from $111,000 for the six months ended June 30, 2016 to $106,000 for the six months ended June 30, 2017.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $176,000, or 15.4%, for the six months ended June 30, 2017 over the comparable period in 2016 primarily due to $166,000 in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016,  a $66,000, or 8.7%, increase in net gain on the sales of residential mortgage loans, a $9,000, or 12.5%, decrease in loss on sales and write-downs of other real estate owned, and a $6,000, or 26.1%, increase in other non-interest income, partially offset by a $41,000, or 71.9%, decrease in the gain on the sale of SBA loans, a $22,000, or 7.9%, decrease in mortgage banking and title abstract fees, and an $8,000, or 15.4%, decrease in other fees and services charges.

Non-Interest Expense.  Non-interest expense increased $659,000, or 20.5%, from $3.2 million for the six months ended June 30, 2016 to $3.9 million for the six months ended June 30, 2017.  Salaries and employee benefits expense accounted for $481,000 of the change as this expense increased 22.0%, from $2.2 million for the six months ended June 30, 2016 to $2.7 million for the six months ended June 30, 2017 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations and the launch of Quaint Oak Insurance Agency on August 1, 2016. Also contributing to the increase was a  $79,000, or 35.3%, increase in other non-interest expense, a $48,000, or 56.5%, increase in data processing expense, $24,000 in amortization of other intangible related to the renewal rights of the book of business acquired from Signature Insurance Services, LLC on August 1, 2016, a $20,000, or 7.4%, increase in occupancy and equipment expense, a $19,000, or 27.9%, increase in FDIC insurance assessment, and a $17,000, or 27.9%, increase in advertising expense.  These increases were partially offset by a $13,000, or 6.6%, decease in professional fees, an $11,000, or 57.9%, decrease in other real estate owned expense, and a $5,000, or 4.7%, decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax decreased $52,000, or 13.0%, from $400,000 for the six months ended June 30, 2016 to $348,000 for the six months ended June 30, 2017 due primarily to the decrease in our effective tax rate which decreased from 38.4% for the six months ended June 30, 2016 to 33.4% for the six months ended June 30, 2017 primarily due to a tax deduction taken during the six months ended June 30, 2017 related to the exercise of non-qualified stock options during this same period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2017, the Company's cash and cash equivalents amounted to $7.9 million.  At such date, the Company also had $2.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2017, Quaint Oak Bank had outstanding commitments to originate loans of $5.9 million and commitments under unused lines of credit of $15.6 million.

At June 30, 2017, certificates of deposit scheduled to mature in less than one year totaled $44.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

    In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2017, we had $25.5 million of borrowings from the FHLB and had $109.3 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of June 30, 2017 Quaint Oak Bank had $745,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2017.

Our stockholders' equity amounted to $21.8 million at June 30, 2017, an increase of $965,000 million, or 4.6%, from $20.8 million at December 31, 2016. Contributing to the increase was net income for the six months ended June 30, 2017 of $695,000, the reissuance of treasury stock for exercised stock options of $193,000, common stock earned by participants in the employee stock ownership plan of $92,000, amortization of stock awards and options under our stock compensation plans of $64,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $68,000, and other comprehensive income of $30,000.  These increases were partially offset by dividends paid of $172,000 and the purchase of treasury stock of $5,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2017, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.94%, 11.73%, 11.73% and 12.77%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2017, we had unfunded commitments under lines of credit of $15.6 million and $5.9 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2017.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended June 30, 2017 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 – April 30, 2017	-	$-	-	38,729
May 1, 2017 – May 31, 2017	385	$13.05	385	38,344
June 1, 2017 – June 30, 2017	-	-	-	38,344
Total	385	$13.05	385	38,344

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

Date: August 11, 2017	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 11, 2017	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer