Form 10-Q
period 2017-09-30
QUAINT OAK BANCORP INC
filed 2017-11-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 8, 2017, 1,917,223 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2017	2016
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$547	$399
Due from banks, interest-bearing	7,682	8,901
Cash and cash equivalents	8,229	9,300
Investment in interest-earning time deposits	4,879	6,098
Investment securities available for sale	8,434	9,555
Loans held for sale	6,473	4,712
Loans receivable, net of allowance for loan losses (2017 $1,735; 2016 $1,605)	193,771	176,807
Accrued interest receivable	925	862
Investment in Federal Home Loan Bank stock, at cost	1,134	713
Bank-owned life insurance	3,793	3,728
Premises and equipment, net	1,973	1,730
Goodwill	515	515
Other intangible, net of accumulated amortization	428	465
Other real estate owned, net	185	435
Prepaid expenses and other assets	1,467	1,243
Total Assets	$232,206	$216,163

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$7,713	$5,852
Interest-bearing	174,685	171,155
Total deposits	182,398	177,007
Federal Home Loan Bank short-term borrowings	11,500	7,000
Federal Home Loan Bank long-term borrowings	14,000	8,500
Accrued interest payable	147	142
Advances from borrowers for taxes and insurance	1,781	2,210
Accrued expenses and other liabilities	362	514
Total Liabilities	210,188	195,373

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250
issued; 1,914,486 and 1,891,150 outstanding at September 30, 2017 and December 31, 2016, respectively	28	28
Additional paid-in capital	14,415	14,240
Treasury stock, at cost: 2017 862,764 shares; 2016 886,100 shares	(4,689)	(4,611)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(270)	(320)
Recognition & Retention Plan Trust (RRP)	(24)	(47)
Accumulated other comprehensive loss	(1)	(38)
Retained earnings	12,559	11,538
Total Stockholders' Equity	22,018	20,790
Total Liabilities and Stockholders' Equity	$232,206	$216,163

See accompanying notes to the unaudited consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except for share data)
Interest Income
Interest on loans	$2,577	$2,213	$7,530	$6,497
Interest and dividends on short-term investments and investment securities	96	96	262	244
Total Interest Income	2,673	2,309	7,792	6,741

Interest Expense
Interest on deposits	685	638	1,987	1,774
Interest on Federal Home Loan Bank borrowings	100	34	207	100
Total Interest Expense	785	672	2,194	1,874

Net Interest Income	1,888	1,637	5,598	4,867

Provision for Loan Losses	83	61	189	172

Net Interest Income after Provision for Loan Losses	1,805	1,576	5,409	4,695

Non-Interest Income
Mortgage banking and title abstract fees	229	129	487	409
Other fees and services charges	5	(20)	49	32
Insurance commissions	90	60	256	60
Income from bank-owned life insurance	21	23	65	67
Net gain on the sale of residential mortgage loans	687	531	1,511	1,289
Gain on sale of SBA loans	32	51	48	108
Loss on sales and write-downs on other real estate owned	-	(54)	(63)	(126)
Other	32	13	61	36
Total Non-Interest Income	1,096	733	2,414	1,875

Non-Interest Expense
Salaries and employee benefits	1,324	1,132	3,994	3,321
Directors' fees and expenses	52	48	154	155
Occupancy and equipment	137	143	427	413
Data processing	86	52	219	137
Professional fees	105	94	289	291
FDIC deposit insurance assessment	44	35	131	103
Other real estate owned expense	4	13	12	32
Advertising	39	23	117	84
Amortization of other intangible	13	8	37	8
Other	144	109	447	333
Total Non-Interest Expense	1,948	1,657	5,827	4,877

Income before Income Taxes	953	652	1,996	1,693
Income Taxes	358	250	706	650
Net Income	$595	$402	$1,290	$1,043

Earnings per share - basic	$0.32	$0.22	$0.69	$0.59
Average shares outstanding - basic	1,868,969	1,792,673	1,857,682	1,774,343
Earnings per share - diluted	$0.30	$0.21	$0.65	$0.54
Average shares outstanding - diluted	2,007,819	1,950,413	1,998,138	1,935,757

See accompanying notes to the unaudited consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net Income	$595	$402	$1,290	$1,043

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	11	(5)	56	15
Income tax effect	(4)	2	(19)	(5)

Other comprehensive income (loss)	7	(3)	37	10

Total Comprehensive Income	$602	$399	$1,327	$1,053

See accompanying notes to the unaudited consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2017

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2016	1,891,150	$28	$14,240	$(4,611)	$(367)	$(38)	$11,538	$20,790

Common stock allocated by ESOP			87		51			138

Treasury stock purchase	(27,363)			(341)				(341)

Reissuance of treasury stock under 401(k) Plan	6,502		49	34				83

Reissuance of treasury stock under stock incentive plan	5,397		(28)	28				-

Reissuance of treasury stock for exercised stock options	38,800		(8)	201				193

Stock based compensation expense			97					97

Release of 4,864 vested RRP shares			(22)		22			-

Cash dividends declared ($0.14 per share)							(269)	(269)

Net income							1,290	1,290

Other comprehensive income, net						37		37

BALANCE – SEPTEMBER 30, 2017	1,914,486	$28	$14,415	$(4,689)	$(294)	$(1)	$12,559	$22,018

See accompanying notes to the unaudited consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,290	$1,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	189	172
Depreciation expense	121	140
Amortization of intangibles	37	8
Net amortization of securities premiums	15	14
Accretion of deferred loan fees and costs, net	(253)	(227)
Stock-based compensation expense	235	225
Net gain on the sale of loans	(1,511)	(1,289)
Gain on the sale of SBA loans	(48)	(108)
Net loss on sale and write-downs of other real estate owned	63	126
Increase in the cash surrender value of bank-owned life insurance	(65)	(67)
Changes in assets and liabilities which provided (used) cash:
Loans held for sale-originations	(62,106)	(47,942)
Loans held for sale-proceeds	61,856	50,048
Accrued interest receivable	(63)	51
Prepaid expenses and other assets	(243)	(166)
Accrued interest payable	5	13
Accrued expenses and other liabilities	(152)	45
Net Cash Provided by (Used in) Operating Activities	(630)	2,086
Cash Flows from Investing Activities
Net decrease in investment in interest-earning time deposits	1,219	73
Purchase of investment securities available for sale	-	(7,833)
Principal repayments of investment securities available for sale	1,162	784
Net increase in loans receivable	(16,852)	(18,159)
Net increase (decrease) in investment in Federal Home Loan Bank stock	(421)	25
Proceeds from the sale of other real estate owned	210	844
Capitalized expenditures on other real estate owned	(23)	(280)
Purchase of premises and equipment	(364)	(50)
Purchase of insurance agency	-	(1,000)
Net Cash Used in Investing Activities	(15,069)	(25,596)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	43	3,273
Net increase in certificate accounts	5,348	22,149
Net proceeds from Federal Home Loan Bank short-term borrowings	4,500	-
Proceeds from Federal Home Loan Bank long-term borrowings	8,000	-
Repayment of Federal Home Loan Bank long-term borrowings	(2,500)	(1,000)
Dividends paid	(269)	(218)
Purchase of treasury stock	(341)	(13)
Proceeds from the reissuance of treasury stock	83	82
Proceeds from the exercise of stock options	193	133
Decrease in advances from borrowers for taxes and insurance	(429)	(422)
Net Cash Provided by Financing Activities	14,628	23,984
Net Increase (Decrease) in Cash and Cash Equivalents	(1,071)	474
Cash and Cash Equivalents – Beginning of Period	9,300	17,206
Cash and Cash Equivalents – End of Period	$8,229	$17,680

Cash payments for interest	$2,189	$1,861
Cash payments for income taxes	$789	$560

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank ("Bank"), along with its wholly owned subsidiaries.  At September 30, 2017, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2016 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2016 Annual Report on Form 10-K.  The results of operations for the three or nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2017 and 2016.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company had no one-to-four family residential properties for which foreclosure proceedings are in process at September 30, 2017.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2017, the Company has three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
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
Earnings per Share.  Amounts reported in earnings per share reflect earnings available to common stockholders' for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of undeserved ESOP shares, unvested restricted stock (RRP) shares and treasury shares.  Stock options and unvested restricted stock are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would have a dilutive effect if converted to common stock, computed using the "treasury stock" method.
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

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2017 and 2016, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$595,000	$402,000	$1,290,000	$1,043,000

Weighted average shares outstanding – basic	1,868,969	1,792,673	1,857,682	1,774,343
Effect of dilutive common stock equivalents	138,850	157,740	140,456	161,414
Adjusted weighted average shares outstanding – diluted	2,007,819	1,950,413	1,998,138	1,935,757

Basic earnings per share	$0.32	$0.22	$0.69	$0.59
Diluted earnings per share	$0.30	$0.21	$0.65	$0.54

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of the period	$(8)	$1	$(38)	$(12)
Other comprehensive income (loss) before classifications	7	(3)	37	10
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	7	(3)	37	10
Balance at the end of the period	$(1)	$(2)	$(1)	$(2)
_______________
(1)  All amounts are net of tax.  Amounts in parentheses indicate debits.

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of September 30, 2017 and December 31, 2016, by contractual maturity, are shown below (in thousands):

	September 30, 2017	December 31, 2016
Investment in interest-earning time deposits
Due in one year or less	$761	$2,849
Due after one year through five years	4,118	3,249
Total	$4,879	$6,098

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2017 and December 31, 2016 are summarized below (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,884	$20	$-	$5,904
Federal Home Loan Mortgage Corporation securities	1,605	-	(15)	1,590
Federal National Mortgage Association securities	586	-	(3)	583
Total mortgage-backed securities	8,075	20	(18)	8,077
Debt securities:
U.S. government agency	360	-	(3)	357
Total available-for-sale securities	$8,435	$20	$(21)	$8,434

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,608	$1	$(19)	$6,590
Federal Home Loan Mortgage Corporation securities	1,892	-	(21)	1,871
Federal National Mortgage Association securities	752	-	(12)	740
Total mortgage-backed securities	9,252	1	(52)	9,201
Debt securities:
U.S. government agency	360	-	(6)	354
Total available-for-sale securities	$9,612	$1	$(58)	$9,555

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Debt securities
Due after one year through five years	$360	$357
Due after ten years	8,075	8,077
Total	$8,435	$8,434

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$768	$(8)	$822	$(7)	$1,590	$(15)
Federal National Mortgage Association mortgage-backed securities	1	-	-	583	(3)	583	(3)
Debt securities, U.S. government agency	1	-	-	357	(3)	357	(3)
Total	4	$768	$(8)	$1,762	$(13)	$2,530	$(21)

	December 31, 2016
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	8	$5,874	$(19)	$-	$-	$5,874	$(19)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	1,871	(21)	-	-	1,871	(21)
Federal National Mortgage Association mortgage-backed securities	1	740	(12)	-	-	740	(12)
Debt securities, U.S. government agency	1	354	(6)	-	-	354	(6)
Total	12	$8,839	$(58)	$-	$-	$8,839	$(58)

At September 30, 2017, there were four securities in an unrealized loss position that at such date had an aggregate depreciation of 0.80% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2017 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and nine months ended September 30, 2017 or 2016.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):
	September 30, 2017	December 31, 2016
Real estate loans:
One-to-four family residential:
Owner occupied	$5,434	$5,389
Non-owner occupied	52,501	51,893
Total one-to-four family residential	57,935	57,282
Multi-family (five or more) residential	20,326	14,641
Commercial real estate	86,800	77,730
Construction	15,387	15,355
Home equity	4,201	4,775
Total real estate loans	184,649	169,783

Commercial business	11,571	9,295
Other consumer	43	26
Total Loans	196,263	179,104

Deferred loan fees and costs	(757)	(692)
Allowance for loan losses	(1,735)	(1,605)
Net Loans	$193,771	$176,807

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2017 and December 31, 2016  (in thousands):

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,434	$-	$-	$-	$5,434
One-to-four family residential non-owner occupied	51,963	-	538	-	52,501
Multi-family residential	20,326	-	-	-	20,326
Commercial real estate	85,716	117	967	-	86,800
Construction	13,318	-	2,069	-	15,387
Home equity	4,201	-	-	-	4,201
Commercial business	11,535	36	-	-	11,571
Other consumer	43	-	-	-	43
Total	$192,536	$153	$3,574	$-	$196,263

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	565	565	-	1,058	18
Multi-family residential	-	-	-	-	-
Commercial real estate	398	398	-	398	-
Construction	2,069	2,069	-	2,061	58
Home equity	46	46	-	48	4
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	170	170	38	95	4
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	1	395	7
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	735	735	38	1,153	22
Multi-family residential	-	-	-	-	-
Commercial real estate	531	531	1	793	7
Construction	2,069	2,069	-	2,061	58
Home equity	46	46	-	48	4
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$3,381	$3,381	$39	$4,055	$91

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At September 30, 2017, the Company had eight loans totaling $719,000 that were identified as troubled debt restructurings.  All eight of these loans were performing in accordance with their modified terms.  At December 31, 2016, the Company had eight loans totaling $733,000 that were identified as troubled debt restructurings ("TDR").  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least nine months and future collection under the revised terms is probable.  During the nine months ended September 30, 2017, no new loans were identified as TDRs.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	September 30, 2017
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	540	-	540	21
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	1
Construction	-	-	-	-	-
Home equity	2	46	-	46	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$719	$-	$719	$22

	December 31, 2016
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	551	-	551	28
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	11
Construction	-	-	-	-	-
Home equity	2	49	-	49	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$733	$-	$733	$39

The contractual aging of the TDRs in the table above as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	540	-	-	-	540
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	46	-	-	-	46
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$719	$-	$-	$-	$719

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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2017 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and recorded investment in loans receivable as of September 30, 2017 (in thousands):
	September 30, 2017
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$45	$465	$156	$645	$137	$41	$111	$90	$1,690
Charge-offs	-	(38)	-	-	-	-	-	-	(38)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(2)	93	(14)	10	(4)	(18)	18	-	83
Ending balance	$43	$520	$142	$655	$133	$23	$129	$90	$1,735

For the Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Charge-offs	-	(38)	-	(24)	-	-	-	-	(62)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	2	55	39	60	(5)	(14)	42	10	189
Ending balance	$43	$520	$142	$655	$133	$23	$129	$90	$1,735

Ending balance evaluated
for impairment:
Individually	$-	$38	$-	$1	$-	$-	$-	$-	$39
Collectively	$43	$482	$142	$654	$133	$23	$129	$90	$1,696

Loans receivable:
Ending balance:	$5,434	$52,501	$20,326	$86,800	$15,387	$4,201	$11,614	$-	$196,263

Ending balance evaluated
for impairment:
Individually	$-	$735	$-	$531	$2,069	$46	$-	$-	$3,381
Collectively	$5,434	$51,766	$20,326	$86,269	$13,318	$4,155	$11,614	$-	$192,882

The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied portfolio class  for the three and nine months ended September 30, 2017, due primarily to charge-offs in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate portfolio class for the three and nine months ended September 30, 2017, due primarily to increased balances and delinquencies in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business portfolio class for the three and nine months ended September 30, 2017, due primarily to increased balances and changes to qualitative factors in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the multi-family residential portfolio class for the nine months ended September 30, 2017, due primarily to increased balances in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the home equity portfolio class for the three and nine months ended September 30, 2017, due primarily to decreased balances and delinquencies in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2016 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2016 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2016 (in thousands):

	December 31, 2016
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$55	$486	$81	$389	$153	$50	$18	$81	$1,313
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(14)	17	22	227	(15)	(13)	69	(1)	292
Ending balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Ending balance evaluated
for impairment:
Individually	$-	$28	$-	$11	$-	$-	$-	$-	$39
Collectively	$41	$475	$103	$605	$138	$37	$87	$80	$1,566
Loans receivable:
Ending balance	$5,389	$51,893	$14,641	$77,730	$15,355	$4,775	$9,321	$-	$179,104
Ending balance evaluated
for impairment:
Individually	$-	$1,092	$-	$793	$-	$49	$-	$-	$1,934
Collectively	$5,389	$50,801	$14,641	$76,937	$15,355	$4,726	$9,321	$-	$177,170

The Bank allocated increased allowance for loan loss provisions to the commercial real estate, commercial business, and multi-family portfolio classes for the year ended December 31, 2016, due primarily to increased balances in these portfolio classes.  The Bank allocated increased allowance for loan loss provisions to the one-to-four family residential non-owner occupied portfolio class for the year ended December 31, 2016, due primarily to increased specific reserves in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the construction, home equity, and one-to-four family owner occupied classes for the year ended December 31, 2016 due decreased balances or changes to qualitative factors in these portfolio classes.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2017 and December 31, 2016 (in thousands):
	September 30, 2017	December 31, 2016
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	195	541
Multi-family residential	-	--
Commercial real estate	398	660
Construction	2,069	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$2,662	$1,201

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $3.5 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2017 and 2016 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $63,000 and $103,000 for the three and nine months ended September 30, 2017, respectively.   Interest income foregone on non-accrual loans was approximately $26,000 and $82,000 for the three and nine months ended September 30, 2016, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$468	$417	$885	$4,549	$5,434	$417
One-to-four family residential non-owner occupied	611	439	1,050	51,451	52,501	244
Multi-family residential	81	-	81	20,245	20,326	-
Commercial real estate	2,603	617	3,220	83,580	86,800	219
Construction	509	2,069	2,578	12,809	15,387	-
Home equity	34	-	34	4,167	4,201	-
Commercial business	-	-	-	11,571	11,571	-
Other consumer	-	-	-	43	43	-
Total	$4,306	$3,542	$7,848	$188,415	$196,263	$880

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

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible assets at September 30, 2017 was $428,000 net of accumulated amortization of $57,000.  Amortization expense for the three and nine months ended September 30, 2017 amounted to $13,000 and $37,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2017	December 31, 2016
Non-interest bearing checking accounts	$7,713	$5,852
Passbook accounts	534	1,189
Savings accounts	1,584	1,784
Money market accounts	30,151	31,114
Certificates of deposit	142,416	137,068
Total deposits	$182,398	$177,007

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$11,500	1.27%	$7,000	0.54%

Fixed rate borrowings maturing:
2017	$-	-%	$2,500	1.15%
2018	3,000	1.46	3,000	1.46
2019	3,000	1.86	2,000	1.95
2020	2,000	2.00	1,000	2.15
2021	2,000	1.96	-	-
2022	2,000	2.12	-	-
2023	2,000	2.28	-	-
Total FHLB long-term debt	$14,000	1.90%	$8,500	1.56%

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2017, the Company recognized $46,000 and $138,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2016, the Company recognized $43,000 and $129,000 of ESOP expense, respectively.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2017, a total of 10,261 share awards were unvested under the RRP and Stock Incentive Plan and up to 21,968 share awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of September 30, 2017 and 2016 and changes during the nine months ended September 30, 2017 and 2016 is as follows:

	September 30, 2017		September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	20,524	$8.10	30,784	$8.10
Granted	-	-	-	-
Vested	(10,263)	8.10	(10,260)	8.10
Forfeited	-	-	-	-
Unvested at the end of the period	10,261	$8.10	20,524	$8.10

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three and nine months ended September 30, 2017and 2016, approximately $21,000 and $63,000 in compensation expense was recognized, respectively. A tax benefit of approximately $7,000 and $21,000, respectively, was recognized during each of these periods.  As of September 30, 2017, approximately $52,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.6 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

As of September 30, 2017, a total of 277,548 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 56,276 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of September 30, 2017 and 2016 and changes during the nine months ended September 30, 2017 and 2016 is as follows:

	2017			2016
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	316,348	$6.49	3.8	354,266	$6.33	4.7
Granted	-	-	-	-	-	-
Exercised	(38,800)	5.00	-	(26,518)	5.00	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	277,548	$6.70	3.4	327,748	$6.44	4.0
Exercisable at end of period	247,228	$6.53	3.1	266,148	$6.06	1.6

During the three and nine months ended September 30, 2017 and 2016, approximately $12,000 and $34,000 in compensation expense was recognized, respectively.  A tax benefit of approximately $1,000 and $3,000, respectively, was recognized during each of these periods. As of September 30, 2017, approximately $28,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.6 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2017 (in thousands):
	September 30, 2017
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,904	$-	$5,904	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,590	-	1,590	-
Federal National Mortgage Association mortgage-backed securities	583	-	583	-
Debt securities, U.S. government agency	357	-	357	-
Total investment securities available for sale	$8,434	$-	$8,434	$-

Nonrecurring fair value measurements
Impaired loans	$3,342	$-	$-	$3,342
Other real estate owned	185	-	-	185

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,342	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-23% (1%)

Other real estate owned	$185	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10% (10%)

	December 31, 2016
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,895	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-22% (2%)

Other real estate owned	$435	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-29% (12%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company's financial instruments were as follows at September 30, 2017 and December 31, 2016 (in thousands):

			Fair Value Measurements at
			September 30, 2017
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$8,229	$8,229	$8,229	$-	$-
Investment in interest-earning time deposits	4,879	4,935	-	-	4,935
Investment securities available for sale	8,434	8,434	-	8,434	-
Loans held for sale	6,473	6,741	-	6,741	-
Loans receivable, net	193,771	194,955	-	-	194,955
Accrued interest receivable	925	925	925	-	-
Investment in FHLB stock	1,134	1,134	1,134	-	-
Bank-owned life insurance	3,793	3,793	3,793	-	-

Financial Liabilities
Deposits	182,398	183,882	39,982	-	143,900
FHLB short-term borrowings	11,500	11,500	11,500	-	-
FHLB long-term borrowings	14,000	13,997	-	-	13,997
Accrued interest payable	147	147	147	-	-

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

At September 30, 2017 the Bank had five subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and QOB Properties, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by Signature Insurance Services, LLC, an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General.   The Company's total assets at September 30, 2017 were $232.2 million, an increase of $16.0 million, or 7.4%, from $216.2 million at December 31, 2016.  This growth in total assets was primarily due to a $17.0 million, or 9.6%, increase in loans receivable, net, and a $1.8 million, or 37.4%, increase in loans held for sale.   These increases were partially offset by a $1.2 million, or 20.0%,  decrease in investment in interest-earning time deposits, a $1.1 million, or 11.7%, decrease in investment securities available for sale, and a $1.1 million, or 11.5%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million, or 11.5%, from $9.3 million at December 31, 2016 to $8.2 million at September 30, 2017 as excess liquidity was primarily used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $1.2 million, or 20.0%, from $6.1 million at December 31, 2016 to $4.9 million at September 30, 2017 primarily due to the maturity and redemption of time deposits. The proceeds were used primarily to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $1.1 million, or 11.7%, from $9.6 million at December 31, 2016 to $8.4 million at September 30, 2017 due primarily to the principal repayments on these securities during the nine months ended September 30, 2017.

Loans Held for Sale.  Loans held for sale increased $1.8 million, or 37.4%, from $4.7 million at December 31, 2016 to $6.5 million at September 30, 2017 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $62.1 million of one-to-four family residential loans during the nine months ended September 30, 2017 and sold $60.3 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $17.0 million, or 9.6%, to $193.8 million at September 30, 2017 from $176.8 million December 31, 2016.  This increase was funded primarily from Federal Home Loan Bank borrowings and deposits.  Increases within the portfolio occurred in commercial real estate loans which increased $9.1 million, or 11.7%, multi-family residential loans which increased $5.7 million, or 38.8%, commercial business loans which increased $2.3 million, or 24.5%, one-to-four family residential non-owner occupied loans which increased $608,000, or 1.2%, one-to-four family residential owner occupied loans which increased $45,000, or 0.8%, construction loans which increases $32,000, or 0.2%, and other consumer loans which increased $17,000, or 65.4%.  These increases were partially offset by a $574,000, or 12.0%, decrease in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned, Net. Other real estate owned, net amounted to $185,000 at September 30, 2017, consisting of one property.  This compares to three properties totaling $435,000 at December 31, 2016. For the nine months ended September 30, 2017, $23,000 of capital improvements were made to the properties, one of the properties incurred a write-down totaling $48,000, and two properties with a carrying value of $225,000 were sold.  Following the end of the quarter, the Company sold the remaining property and a loss of $6,000 was realized on the transaction.  Non-performing assets amounted to $3.7 million, or 1.60%, of total assets at September 30, 2017 compared to $2.3 million, or 1.07%, of total assets at December 31, 2016.

Deposits.  Total deposits increased $5.4 million, or 3.0%, to $182.4 million at September 30, 2017 from $177.0 million at December 31, 2016.  This increase in deposits was primarily attributable to increases of $5.3 million, or 3.9%, in certificates of deposit and $1.9 million, or 31.8%, in non-interest bearing checking accounts, partially offset by a $963,000, or 3.1% decrease in money market accounts, a $655,000, or 55.1%, decrease in passbook accounts, and a $200,000, or 11.2%, decrease in savings accounts.

 Federal Home Loan bank Borrowings. Total Federal Home Loan Bank borrowings increased $10.0 million, or 64.5%, from $15.5 million at December 31, 2016 to $25.5 million at September 30, 2017.  During the nine months ended September 30, 2017, the Company borrowed $4.5 million of short-term and $8.0 million of long-term fixed rate borrowings primarily to fund loan growth. During the same time period, the Company repaid $2.5 million of long-term fixed rate borrowings.

Stockholders' Equity.  Total stockholders' equity increased $1.2 million, or 5.9%, to $22.0 million at September 30, 2017 from $20.8 million at December 31, 2016.  Contributing to the increase was net income for the nine months ended September 30, 2017 of $1.3 million, common stock earned by participants in the employee stock ownership plan of $138,000, amortization of stock awards and options under our stock compensation plans of $97,000, the reissuance of treasury stock for exercised stock options of $193,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $83,000, and other comprehensive income of $37,000.  These increases were partially offset by the purchase of treasury stock of $341,000 and by dividends paid of $269,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General.  Net income amounted to $595,000 for the three months ended September 30, 2017, an increase of $193,000, or 48.0%, compared to net income of $402,000 for three months ended September 30, 2016.  The increase in net income on a comparative quarterly basis was primarily the result of increases in non-interest income of $363,000 and net interest income of $251,000, partially offset by increases in non-interest expense of $291,000, the provision for income taxes of $108,000, and the provision for loan losses of $22,000.

Net Interest Income.  Net interest income increased $251,000, or 15.3%, to $1.9 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016.  The increase was driven by a $364,000, or 15.8%, increase in interest income, partially offset by a $113,000, or 16.8%, increase in interest expense.

Interest Income.  Interest income increased $364,000, or 15.8%, to $2.7 million for the three months ended September 30, 2017 from $2.3 million for the three months ended September 30, 2016. The increase in interest income was primarily due to a $37.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $161.8 million for the three months ended September 30, 2016 to an average balance of $198.8 million for the three months ended September 30, 2017, and had the effect of increasing interest income $505,000.  Partially offsetting this increase was a 28 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.47% for the three months ended September 30, 2016 to 5.19% for the three months ended September 30, 2017, which had the effect of decreasing interest income by $142,000.

    Interest Expense.  Interest expense increased $113,000, or 16.8%, to $785,000 for the three months ended September 30, 2017 from $672,000 for the three months ended September 30, 2016. The increase in interest expense was primarily attributable to a $19.3 million increase in average interest-bearing liabilities, which increased from an average balance of $180.4 million for the three months ended September 30, 2016 to an average balance of $199.7 million for the three months ended September 30, 2017, and had the effect of increasing interest expense $61,000.  This increase in average interest-bearing liabilities was primarily attributable to a $5.8 million increase in average certificate of deposit accounts which increased from an average balance of $134.1 million for the three months ended September 30, 2016 to an average balance of $139.9 million for the three months ended September 30, 2017, and had the effect of increasing interest expense $25,000, and a $12.2 million increase in  average Federal Home Loan Bank borrowings which increased from $13.3 million for the three months ended September 30, 2016 to an average balance of $25.5 million for the three months ended September 30, 2016, and had the effect of increasing interest expense $32,000. Also contributing to this increase was an eight basis point increase in the average rate on interest-bearing liabilities, from 1.49% for the three months ended September 30, 2016 to 1.57% for the three months ended September 30, 2017, which had the effect of increasing interest expense by $52,000.  This increase in rate was primarily attributable to a five basis point increase in rate on average certificate of deposit accounts, which increased from 1.72% for the three months ended September 30, 2016 to 1.77% for the three months ended September 30, 2017, and had the effect of increasing interest expense by $18,000, and a 55 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 1.02% for the three months ended September 30, 2016 to 1.57% for the three months ended September 30, 2017, which had the effect of increasing interest expense by $33,000.

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

	Three Months Ended September 30,
	2017				2016
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$8,247		$30	1.46%	$18,833		$26	0.55%
Investment in interest-earning time deposits	5,370		21	1.56	6,120		32	2.09
Investment securities available for sale	8,774		36	1.64	8,547		30	1.40
Loans receivable, net (1) (2) (3)	198,780		2,577	5.19	161,840		2,214	5.47
Investment in FHLB stock	1,134		9	3.17	633		7	4.42
Total interest-earning assets	222,305		2,673	4.81%	195,973		2,309	4.71%
Non-interest-earning assets	9,159				9,425
Total assets	$231,464				$205,398
Interest-bearing liabilities:
Passbook accounts	$671	$	*	* %	$1,182	$	*	* %
Savings accounts	1,550		1	0.26	2,173		1	0.18
Money market accounts	32,070		65	0.81	29,614		60	0.81
Certificate of deposit accounts	139,918		619	1.77	134,099		577	1.72
Total deposits	174,209		685	1.57	167,068		638	1.53
FHLB short-term borrowings	9,875		32	1.30	6,000		8	0.53
FHLB long-term borrowings	15,625		68	1.74	7,294		26	1.43
Total interest-bearing liabilities	199,709		785	1.57%	180,362		672	1.49%
Non-interest-bearing liabilities	9,787				5,038
Total liabilities	209,496				185,400
Stockholders' Equity	21,968				19,998
Total liabilities and Stockholders' Equity	$231,464				$205,398
Net interest-earning assets	$22,596				$15,661
Net interest income; average interest rate spread			$1,888	3.24%			$1,637	3.22%
Net interest margin (4)				3.40%				3.34%
Average interest-earning assets to average interest-bearing liabilities				111.31%				108.66%

______________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of  $64,000 and an average yield of 3.98% for the three months ended September 30, 2017 and an aggregate average balance of $111,000 and an average yield of 4.02% for the three months ended September 30, 2016.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The provision for loan losses increased $22,000, or 36.1%, from $61,000 for the three months ended September 30, 2016 to $83,000 for the three months ended September 30, 2017.  The increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2017.

Non-performing loans amounted to $3.5 million, or 1.83%, of net loans receivable at September 30, 2017, consisting of thirteen loans, five of which are on non-accrual status and eight of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.9 million, or 1.06%, of net loans receivable at December 31, 2016, consisting of fourteen loans, seven of which were on non-accrual status and seven of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2017 include six one-to-four family non-owner occupied residential loans, three commercial real estate loans, two one-to-four family owner occupied residential loans, and two construction loans, and all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2017, one new loan was placed on non-accrual status resulting in the reversal of approximately $48,000 of previously accrued interest income and two loans previously on non-accrual status were paid-off. The allowance for loan losses as a percent of total loans receivable was 0.89% at September 30, 2017, and 0.90% at December 31, 2016.

Other real estate owned, net amounted to $185,000 at September 30, 2017, consisting of one property.  This compares to three properties totaling $435,000 at December 31, 2016.  Following the end of the quarter, the Company sold the remaining property and a loss of $6,000 was realized on the transaction.  Non-performing assets amounted to $3.7 million, or 1.60%, of total assets at September 30, 2017 compared to $2.3 million, or 1.07%, of total assets at December 31, 2016.

 Non-Interest Income.  Non-interest income increased $363,000, or 49.5%, from $733,000 for the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017 due primarily to a $156,000, or 29.4%, increase in net gain on the sales of residential mortgage loans, a $100,000, or 77.5%, increase in mortgage banking and title abstract fees, a $54,000 decrease in loss on sales and write-downs on other real estate owned, a $30,000, or 50.0%, increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, a $25,000, or 125.0%, increase in other fees and services charges, and a $19,000, or 146.2%, increase in other non-interest income, partially offset by a $19,000, or 37.3%, decrease in gain on the sale of SBA loans and a $2,000, or 8.7%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $291,000, or 17.6%, from $1.7 million for the three months ended September 30, 2016 to $1.9 million for the three months ended September 30, 2017.  Salaries and employee benefits expense accounted for $192,000 of the change as this expense increased 17.0%, from $1.1 million for the three months ended September 30, 2016 to $1.3 million for the three months ended September 30, 2017 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations and the launch of Quaint Oak Insurance Agency on August 1, 2016.  Also contributing to the increase was a  $35,000, or 32.1%, increase in other expense, a $34,000, or 65.4%, increase in data processing expense, a $16,000, or 69.6%,  increase in advertising expense,  an $11,000, or 11.7%, increase in professional fees, a $9,000, or 25.7%, increase in FDIC insurance assessment, a $4,000, or 8.3%, increase in directors' fees and expenses, and a $5,000, or 62.5%, increase in amortization of other intangible related to the renewal rights of the book of business acquired from Signature Insurance Services, LLC on August 1, 2016.  These increases were partially offset by a $9,000, or 69.2%, decease in other real estate owned expense and a $6,000, or 4.2%, decrease in occupancy and equipment expense.

Provision for Income Tax.  The provision for income tax increased $108,000, or 43.2%, from $250,000 for the three months ended September 30, 2016 to $358,000 for the three months ended September 30, 2017 due primarily to the increase in pre-tax income. Our effective tax rate decreased from 38.3% for the three months ended September 30, 2016 to 37.6% for the three months ended September 30, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General.  Net income amounted to $1.3 million for the nine months ended September 30, 2017, an increase of $247,000, or 23.7%, compared to net income of $1.0 million for nine months ended September 30, 2016. The increase in net income was primarily the result of increases in net interest income of $731,000 and non-interest income of $539,000, partially offset by increases in non-interest expense of $950,000, the provision for income taxes of $56,000, and the provision for loan losses of $17,000.

 Net Interest Income.  Net interest income increased $731,000, or 15.0%, to $5.6 million for the nine months ended September 30, 2017 from $4.9 million for the nine months ended September 30, 2016 due primarily to  a $1.1 million, or 15.6%, increase in interest income, partially offset by a $320,000, or 17.1%, increase in interest expense.

Interest Income.  Interest income increased $1.1 million, or 15.6%, to $7.8 million for the nine months ended September 30, 2017 from $6.7 million for the nine months ended September 30, 2016. The increase in interest income was primarily due to a $34.1 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $155.4 million for the nine months ended September 30, 2016 to an average balance of $189.5 million for the nine months ended September 30, 2017, and had the effect of increasing interest income $1.4 million.  Partially offsetting this increase was a 27 basis point decline in the average yield on loans receivable, net, including loans held for sale, from 5.57% for the nine months ended September 30, 2016 to 5.30% for the nine months ended September 30, 2017, which had the effect of decreasing interest income by $391,000.

Interest Expense.  Interest expense increased $320,000, or 17.1%, to $2.2 million for the nine months ended September 30, 2017 from $1.9 million for the nine months ended September 30, 2016.  The increase in interest expense was primarily attributable to a $21.4 million increase in average interest-bearing liabilities, which increased from an average balance of $170.9 million for the nine months ended September 30, 2016 to an average balance of $192.3 million for the nine months ended September 30, 2017, and had the effect of increasing interest expense $228,000.  This increase in average interest-bearing liabilities was primarily attributable to a $12.4 million increase in average certificate of deposit accounts which increased from an average balance of $125.6 million for the nine months ended September 30, 2016 to an average balance of $138.0 million for the nine months ended September 30, 2017, and had the effect of increasing interest expense $158,000, and a $5.9 million increase in  average Federal Home Loan Bank borrowings which increased from $13.4 million for the nine months ended September 30, 2016 to an average balance of $19.4 million for the nine months ended September 30, 2017, and had the effect of increasing interest expense $44,000. Also contributing to this increase was a six basis point increase in the average rate on interest-bearing liabilities, from 1.46% for the nine months ended September 30, 2016 to 1.52% for the nine months ended September 30, 2017, which had the effect of increasing interest expense by $92,000.  This increase in rate was primarily attributable to a three basis point increase in rate on average certificate of deposit accounts, which increased from 1.70% for the nine months ended September 30, 2016 to 1.73% for the nine months ended September 30, 2017, and had the effect of increasing interest expense by $30,000, and a 44 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 0.99% for the nine months ended September 30, 2016 to 1.43% for the nine months ended September 30, 2017, which had the effect of increasing interest expense by $62,000.

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

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:	(Dollars in thousands)
Due from banks, interest-bearing	$8,428	$70	1.11%	$17,994	$70	0.52%
Investment in interest-earning time deposits	5,597	67	1.60	6,135	82	1.78
Investment securities available for sale	9,092	101	1.48	6,080	70	1.54
Loans receivable, net (1) (2) (3)	189,527	7,530	5.30	155,459	6,497	5.57
Investment in FHLB stock	883	24	3.62	631	22	4.65
Total interest-earning assets	213,527	7,792	4.87%	186,299	6,741	4.82%
Non-interest-earning assets	9,143			8,995
Total assets	$222,670			$195,294
Interest-bearing liabilities:
Passbook accounts	$768	$1	0.17%	$1,268	$1	0.11%
Savings accounts	1,588	2	0.17	2,527	4	0.21
Money market accounts	32,687	196	0.80	28,099	169	0.80
Certificate of deposit accounts	137,957	1,788	1.73	125,589	1,600	1.70
Total deposits	173,000	1,987	1.53	157,483	1,774	1.50
FHLB short-term borrowings	8,350	68	1.09	6,000	24	0.53
FHLB long-term borrowings	10,996	139	1.69	7,434	76	1.36
Total interest-bearing liabilities	192,346	2,194	1.52%	170,917	1,874	1.46%
Non-interest-bearing liabilities	8,820			4,791
Total liabilities	201,166			175,708
Stockholders' Equity	21,504			19,586
Total liabilities and Stockholders' Equity	$222,670			$195,294
Net interest-earning assets	$21,181			$15,382
Net interest income; average interest rate spread		$5,598	3.35%		$4,867	3.36%
Net interest margin (4)			3.50%			3.48%
Average interest-earning assets to average interest-bearing liabilities			111.01%			109.00%

_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $74,000 and an average yield of 4.02% for the nine months ended September 30, 2017 and an aggregate average balance of $104,000 and an average yield of 4.02% for the nine months ended September 30, 2016.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

    Provision for Loan Losses.  The Company increased its provision for loan losses by $17,000, or 9.9%, from $172,000 for the nine months ended September 30, 2016 to $189,000 for the nine months ended September 30, 2017.  As was the case for the quarter, the increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $539,000, or 28.7%, for the nine months ended September 30, 2017 over the comparable period in 2016 primarily due to a $222,000, or 17.2%, increase in net gain on the sales of residential mortgage loans, a $196,000, or 326.7% increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank which began operations on August 1, 2016, a $78,000, or 19.1%, increase in mortgage banking and title abstract fees, a $63,000, or 50.0%, decrease in loss on sales and write-downs on other real estate owned, a $25,000, or 69.4%, increase in other non-interest income, and a $17,000, or 53.1%, increase in other fees and services charges, partially offset by a $60,000, or 55.6%, decrease in gain on the sale of SBA loans and a $2,000, or 3.0%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $950,000, or 19.5%, from $4.9 million for the nine months ended September 30, 2016 to $5.8 million for the nine months ended September 30, 2017.  Salaries and employee benefits expense accounted for $673,000 of the change as this expense increased 20.3%, from $3.3 million for the nine months ended September 30, 2016 to $4.0 million for the nine months ended September 30, 2017 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations and the launch of Quaint Oak Insurance Agency on August 1, 2016. Also contributing to the increase was a $114,000, or 34.2%, increase in other expense due primarily to a $76,000 increase in recruiting fees, an $82,000, or 59.9%, increase in data processing expense, a $33,000, or 39.3%, increase in advertising expense, a $28,000, or 27.2%, increase in FDIC insurance assessment, a $29,000, or 362.5% increase in amortization of other intangible related to the renewal rights of the book of business acquired from Signature Insurance Services, LLC on August 1, 2016, and a $14,000, or 3.4%, increase in occupancy and equipment expense.  These increases were partially offset by a $20,000, or 62.5% decrease in other real estate owned expense, a $2,000, or 0.7%, decrease in professional fees, and a $1,000, or 0.6% decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax increased $56,000, or 8.6%, from $650,000 for the nine months ended September 30, 2016 to $706,000 for the nine months ended September 30, 2017 due primarily to the increase in pre-tax income. Our effective tax rate decreased from 38.4% for the nine months ended September 30, 2016 to 35.4% for the nine months ended September 30, 2017 primarily due to a tax deduction taken in the second quarter of 2017 related to the exercise of non-qualified stock options during the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2017, the Company's cash and cash equivalents amounted to $8.2 million.  At such date, the Company also had $761,000 invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2017, Quaint Oak Bank had outstanding commitments to originate loans of $9.5 million and commitments under unused lines of credit of $18.8 million.

At September 30, 2017, certificates of deposit scheduled to mature in less than one year totaled $42.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of September 30, 2017, we had $25.5 million of borrowings from the FHLB and had $114.0 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of September 30, 2017 Quaint Oak Bank had $539,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2017.

Our stockholders' equity amounted to $22.0 million at September 30, 2017, an increase of $1.2 million, or 5.9%, from $20.8 million at December 31, 2016. Contributing to the increase was net income for the nine months ended September 30, 2017 of $1.3 million, common stock earned by participants in the employee stock ownership plan of $138,000, amortization of stock awards and options under our stock compensation plans of $97,000, the reissuance of treasury stock for exercised stock options of $193,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $83,000, and other comprehensive income of $37,000.  These increases were partially offset by the purchase of treasury stock of $341,000 and by dividends paid of $269,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At September 30, 2017, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.61%, 11.72%, 11.72% and 12.77%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2017, we had unfunded commitments under lines of credit of $18.8 million and $9.5 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2017.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2017 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 – July 31, 2017	-	$-	-	38,344
August 1, 2017 – August 31, 2017	4,440	13.00	-	38,344
September 1, 2017 – September 30, 2017	22,538	12.34	15,000	23,344
Total	26,978	$12.46	15,000	23,344

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

Date: November 13, 2017	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer