Form 10-K
period 2017-12-31
QUAINT OAK BANCORP INC
filed 2018-03-29
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2017
or
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

Common Stock, $.01 par value per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES  ☐     NO   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐ NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $13.18 on June 30, 2017, the last day of the Registrant's second quarter was $17,356,992 (1,940,290 shares outstanding less 623,371 shares held by affiliates at $13.18 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 2018: 1,958,049
DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, is the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and Allentown regional office located in the Lehigh Valley area of Pennsylvania and through an insurance agency subsidiary at a Chalfont, Pennsylvania location.  Quaint Oak Bank through its subsidiary companies conducts mortgage banking, real estate sales, title abstract and insurance businesses.

As of December 31, 2017, Quaint Oak Bank's primary market area includes Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania. As of December 31, 2017, Quaint Oak Bancorp had $239.6 million of total assets, $186.2 million of deposits and $22.2 million of stockholders' equity.  Quaint Oak Bancorp's stockholders' equity constituted 9.3% of total assets as of December 31, 2017.

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

Quaint Oak Bank's Lending Activities

General.  At December 31, 2017, the net loan portfolio of Quaint Oak Bank amounted to $201.7 million, representing approximately 84.2% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans and one-to-four family residential loans, and to a lesser extent, multi-family residential loans, construction loans, commercial business loans, and home equity loans.  At December 31, 2017, commercial real estate loans amounted to $92.2 million, or 45.1% of its total loan portfolio.  At December 31, 2017, one-to-four family residential loans amounted to $57.5 million or 28.2% of its total loan portfolio of which $51.8 million, or 25.4%, of the total loan portfolio consisted of non-owner occupied properties and $5.7 million or 2.8%, of the total loan portfolio consisted of owner occupied properties. Multi-family residential loans totaled $21.7 million, or 10.6%, of the total loan portfolio at December 31, 2017.  Construction loans totaled $15.6 million, or 7.6%, of the total loan portfolio at December 31, 2017.  Commercial business loans totaled $12.0 million, or 5.9%, of the total loan portfolio at December 31, 2017.  Home equity loans totaled $5.1 million, or 2.5%, of the total loan portfolio at December 31, 2017.  Other consumer loans totaled $138,000, or 0.1%, of the total loan portfolio at December 31, 2017.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank's capital which amounts to $3.1 million at December 31, 2017.  At December 31, 2017, Quaint Oak Bank's five largest loans or groups of loans-to-one borrower, including related entities, were $2.9 million, $2.7 million, $2.1 million, $2.1 million, and $2.0 million.  The loans primarily consisted of four commercial real estate loans and a multi-family residential loan.  Each of Quaint Oak Bank's five largest loans or groups of loans was performing in accordance with its terms at December 31, 2017.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$5,681	2.8%	$5,389	3.0%	$5,777	4.0%	$7,085	5.7%	$8,900	8.3%
Non-owner occupied	51,833	25.4	51,893	29.0	51,036	35.1	48,554	38.8	43,489	40.2
Total one-to-four family residential loans	57,514	28.2	57,282	32.0	56,813	39.1	55,639	44.5	52,389	48.5

Multi-family (five or more) residential	21,715	10.6	14,641	8.2	12,402	8.5	10,132	8.1	6,023	5.6
Commercial real estate	92,234	45.1	77,730	43.4	49,765	34.3	37,146	29.7	27,743	25.6
Construction	15,632	7.6	15,355	8.6	16,100	11.1	14,303	11.5	16,038	14.8
Home equity loans	5,129	2.5	4,775	2.6	7,409	5.1	6,961	5.6	5,682	5.3
Total real estate loans	192,224	94.0	169,783	94.8	142,489	98.1	124,181	99.4	107,875	99.8

Commercial business	11,954	5.9	9,295	5.2	2,576	1.8	749	0.6	186	0.2
Other consumer	138	0.1	26	--	71	0.1	41	--	47	--
Total loans	204,316	100.0%	179,104	100.0%	145,136	100.0%	124,971	100.0%	108,108	100.0%
Less:
Deferred loan fees and costs	(837)		(692)		(518)		(492)		(280)
Allowance for loan losses	(1,812)		(1,605)		(1,313)		(1,148)		(941)
Net loans	$201,667		$176,807		$143,305		$123,331		$106,887
 ____________________
(1)    Does not include loans held for sale of $7.0 million, $4.7 million, $5.1 million, $2.6 million and $1.1 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

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

All loans are presented to the loan committee for review.  Quaint Oak Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the collateral that will secure the loan.  Individual loan requests over $1.5 million, or loan requests that would increase the relationship over $1.5 million, must be approved by our President and Chief Executive Officer, Senior Vice President Business Development, and one outside loan committee member.

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2017 or 2016. We sold $85.7 million of loans in 2017 and $64.6 million of loans in 2016.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$82,889	$61,194	$51,399
One-to-four family residential non-owner occupied (2)	11,911	9,998	12,050
Multi-family residential	6,614	3,441	2,367
Commercial real estate	20,980	38,095	17,956
Construction	10,240	12,358	11,584
Home equity	1,479	573	2,581
Commercial business (3)	6,857	6,823	2,274
Other consumer	129	5	75
Total loan originations	141,099	132,487	100,286
Loans sold	(85,669)	(64,614)	(50,221)
Loan principal repayments	(27,924)	(34,257)	(26,094)
Total loans sold and principal repayments	(113,593)	(98,871)	(76,315)
Decreases due to other items, net (4)	(352)	(466)	(1,489)
Net increase in loan portfolio	$27,154	$33,150	$22,482
____________________
(1)     Includes $81.4 million, $60.4 million and $50.4 million of loans originated for sale in 2017, 2016 and 2015, respectively.
(2)     Includes $5.6 million, $3.9 million and $2.3 million of loans originated for sale in 2017, 2016 and 2015, respectively.
(3)     Includes $963,000 of loans originated for sale in 2017.
(4)     Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2017, before giving effect to net items, and excluding loans held for sale.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$10	$2,797	$77	$3,211	$10,975	$20	$2,010	$19,100
After one year through three years	300	3,882	1,306	9,652	701	51	2,241	18,133
After three years through five years	9	8,884	4,395	17,170	907	170	5,438	36,973
After five years through ten years	280	7,606	5,115	29,302	1,533	1,036	1,695	46,567
After ten years through 15 years	861	5,266	2,110	5,322	--	3,786	406	17,751
After 15 years	4,221	23,398	8,712	27,577	1,516	66	302	65,792
Total	$5,681	$51,833	$21,715	$92,234	$15,632	$5,129	$12,092	$204,316

The following table shows the dollar amount of our loans at December 31, 2017 due after December 31, 2018 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$2,269	$3,402	$5,671
One-to-four family residential non-owner occupied	16,308	32,728	49,036
Multi-family residential	8,782	12,856	21,638
Commercial real estate	42,129	46,894	89,023
Construction	1,083	3,574	4,657
Home equity	1,331	3,778	5,109
Commercial business	8,567	1,489	10,056
Other consumer	26	--	26
Total	$80,495	$104,721	$185,216

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2017, $5.7 million, or 2.8%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank's lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans. At December 31, 2017, $51.8 million, or 25.4%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans' servicing rights.   For the year ended December 31, 2017, Quaint Oak Mortgage LLC originated $87.0 million of owner and non-owner occupied loans for sale and sold $85.7 million of loans in the secondary market.  For the year ended December 31, 2016, loans originated for sale through Quaint Oak Mortgage LLC totaled $64.3 million and $64.6 million of these loans were sold in the secondary market.

Multi-Family Residential Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2017, $21.7 million, or 10.6%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2017, $92.2 million, or 45.1% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.  At December 31, 2017, approximately 64% of total commercial real estate loans were owner occupied.

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

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2017, $15.6 million, or 7.6% of Quaint Oak Bank's total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2017, $5.1 million, or 2.5% of Quaint Oak Bank's total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans.  Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  At December 31, 2017, $12.0 million, or 5.9% of Quaint Oak Bank's total loan portfolio, before net items, consisted of commercial business loans.

Other Consumer Loans.  Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers.  At December 31, 2017, $138,000, or 0.1% of Quaint Oak Bank's total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $2.2 million and $1.2 million of non-accrual loans at December 31, 2017 and 2016, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  There was no other real estate owned at December 31, 2017 and $435,000 at December 31, 2016.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2017.

	December 31, 2017
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	4	$670	3	$423
One-to-four family residential-non-owner occupied	9	969	4	337
Multi-family residential	2	313	--	--
Commercial real estate	5	505	2	241
Construction	2	407	2	2,069
Home equity	2	51	--	--
Commercial business and other consumer	--	--	--	--
Total delinquent loans	24	$2,915	11	$3,070
Delinquent loans to total net loans		1.45%		1.52%
Delinquent loans to total loans		1.43%		1.50%

    Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$--	$--	$--	$588	$303
One-to-four family residential-non-owner occupied	120	541	186	836	378
Multi-family residential	--	--	--	67	--
Commercial real estate	--	660	--	489	474
Construction	2,069	--	--	--	--
Home equity	--	--	--	45	30
Commercial business loans and other consumer	--	--	--	--	--
Total non-accruing loans	2,189	1,201	186	2,025	1,185
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	423	9	--	249	256
One-to-four family residential-non-owner occupied	217	237	404	136	197
Multi-family residential	--	--	--	--	75
Commercial real estate	241	117	262	421	200
Construction	--	308	--	--	--
Home equity	--	--	--	--	--
Commercial business loans and other consumer	--	--	--	--	--
Total accruing loans 90 days or more past due	881	671	666	806	728
Total non-performing loans (1)	3,070	1,872	852	2,831	1,913
Other real estate owned, net	--	435	1,410	111	574
Total non-performing assets	3,070	2,307	2,262	2,942	2,487
Troubled debt restructurings (2)	714	733	781	796	830
Total non-performing assets and troubled debt restructurings	$3,784	$3,040	$3,043	$3,738	$3,317
Total non-performing loans as a percentage of loans, net	1.52%	1.06%	0.59%	2.30%	1.79%
Total non-performing loans as a percentage of total assets	1.28%	0.87%	0.46%	1.82%	1.50%
Total non-performing assets as a percentage of total assets	1.28%	1.07%	1.23%	1.89%	1.95%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.58%	1.41%	1.65%	2.40%	2.60%
__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2017, we had eight loans totaling $714,000 that were identified as troubled debt restructurings ("TDR") and were performing in accordance with their modified terms.  There was a $26,000 allowance for loan losses allocated to these loans at December 31, 2017.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2017, Quaint Oak Bank's allowance for loan losses amounted to $1.8 million.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$201,667	$176,807	$143,305	$123,331	$106,887

Average loans outstanding (1)	$187,728	$155,649	$138,328	$116,249	$93,766

Allowance for loan losses, beginning of period	$1,605	$1,313	$1,148	$941	$860
Provision for loan losses	284	292	320	394	240
Charge-offs:
One-to-four family residential owner occupied	--	--	--	(57)	(15)
One-to-four family residential non-owner occupied	(56)	--	(110)	--	(75)
Commercial real estate	(24)	--	(21)	(133)	--
Home Equity	--	--	(45)	--	(69)
Total charge-offs	(80)	--	(176)	(190)	(159)
Recoveries on loans previously charged-off:
Commercial real estate	3	--	21	3	--
Total recoveries	3	--	21	3	--
Allowance for loan losses, end of period	$1,812	$1,605	$1,313	$1,148	$941

Allowance for loan losses as a percent of non-performing loans	59.02%	85.74%	154.11%	40.55%	49.19%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	--%	0.11%	0.16%	0.13%

____________________
(1) Excludes loans held for sale.

     The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$48	2.8%	$41	3.0%	$55	4.0%	$75	5.7%	$59	8.3%
One-to-four family residential non-owner occupied	540	25.4	503	29.0	486	35.1	418	38.9	424	40.2
Multi-family residential	152	10.6	103	8.2	81	8.5	60	8.1	36	5.6
Commercial real estate	687	45.1	616	43.4	389	34.3	324	29.7	199	25.6
Construction	136	7.6	138	8.6	153	11.1	122	11.4	96	14.8
Home equity	27	2.5	37	2.6	50	5.1	46	5.6	50	5.3
Commercial business and other consumer	140	5.9	87	5.2	18	1.8	7	0.6	2	0.2
Unallocated	82	0.1	80	--	81	0.1	96	--	75	--
Total	$1,812	100.0%	$1,605	100.0%	$1,313	100.0%	$1,148	100.0%	$941	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders' equity as accumulated other comprehensive income.  At December 31, 2017, we had $7.9 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2016 and 2017.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2017	2016	2015
	(In Thousands)
Interest-earning time deposits with other financial institutions	$4,879	$6,098	$6,136
Governmental National Mortgage Association mortgage-backed securities	5,643	6,590	1,990
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,342	1,871	1,015
Federal National Mortgage Association securities mortgage-backed	570	740	--
Debt securities, U.S. government agency	357	354	--
FHLB of Pittsburgh stock	1,234	713	618
Total	$14,025	$16,366	$9,759

     The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2017.

	Amounts at December 31, 2017 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$761	1.46%	$4,118	1.81%	$--	--%	$--	--%
Governmental National Mortgage Association mortgage-backed securities	--	--	--	--	--	--	5,624	1.84
Federal Home Loan Mortgage Corporation mortgage-backed securities	--	--	--	--	--	--	1,377	2.23
Federal National Mortgage Association mortgage-backed securities	--	--	--	--	--	--	570	2.25
Debt securities, U.S. government agency	--	--	360	0.88	--	--	--	--
	$761	1.46%	$4,478	1.74%	$--	--%	$7,571	1.94%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from southwestern Bucks and southeastern Montgomery Counties, northeast Philadelphia and Lehigh Valley areas of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms.  Our deposit accounts consist of certificates of deposit and various savings products, including non-interest bearing business and consumer checking accounts.

Quaint Oak Bank generally does not solicited deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit.  At December 31, 2017, approximately 10% of Quaint Oak Bank's total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

    The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$5,121	2.8%	$12,218	6.9%	$10,875	7.3%
1.00% - 1.99%	86,685	46.5	77,005	43.5	70,476	47.2
2.00% - 2.99%	53,232	28.6	47,845	27.0	34,440	23.1
Total certificate accounts	145,038	77.9	137,068	77.4	115,791	77.6
Transaction accounts:
Non-interest bearing checking accounts	7,956	4.3	5,852	3.3	2,407	1.6
Passbook accounts	463	0.2	1,189	0.7	1,185	0.8
Savings accounts	2,353	1.3	1,784	1.0	3,275	2.2
Money market accounts	30,411	16.3	31,114	17.6	26,571	17.8
Total transaction accounts	41,183	22.1	39,939	22.6	33,438	22.4
Total deposits	$186,221	100.0%	$177,007	100.0%	$149,229	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$694	$1	0.14%	$1,241	$1	0.08%	$1,582	$2	0.13%
Savings accounts	1,584	3	0.19	2,368	5	0.21	3,709	10	0.27
Money market accounts	32,255	258	0.80	28,669	230	0.80	23,071	178	0.77
Certificates of deposit	139,126	2,419	1.74	128,626	2,196	1.71	105,503	1,797	1.70
Total interest- bearing deposits	$173,659	$2,681	1.54%	$160,904	$2,432	1.51%	$133,865	$1,987	1.48%
Non-interest bearing deposits	$6,907	$--	--%	$3,142	$--	--%	$1,038	$--	--%
Total deposits	$180,566	$2,681	1.48%	$164,046	$2,432	1.48%	$134,903	$1,987	1.47%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Increase before interest credited	$6,533	$25,346	$22,849
Interest credited	2,681	2,432	1,975
Total increase in deposits	$9,214	$27,778	$24,824

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2017.

	Balance at December 31, 2017 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2018	2019	2020	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$5,121	$--	$--	$--	$5,121
1.00% - 1.99%	37,774	25,673	16,233	7,005	86,685
2.00% - 2.99%	--	190	23,608	29,434	53,232
Total certificate accounts	$42,895	$25,863	$39,841	$36,439	$145,038

    The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2017 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2018	$4,562	1.59%
June 30, 2018	5,319	1.24
September 30, 2018	3,332	1.30
December 31, 2018	7,185	1.44
After December 31, 2018	53,999	1.96
Total certificates of deposit with balances of $100,000 or more	$74,397	1.81%

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

As of December 31, 2017, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $115.6 million. Quaint Oak Bank's Federal Home Loan Bank advances outstanding were $28.0 million and $15.5 million at December 31, 2017 and 2016, respectively.  As of December 31, 2017, Quaint Oak Bank has $535,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2017 and 2016.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$8,654	$5,692	$7,077
Maximum amount outstanding at any month-end during the period	11,500	7,000	8,000
Balance outstanding at end of period	10,000	7,000	6,000
Average interest rate during the period	1.17%	0.54%	0.35%
Weighted average interest rate at end of period	1.54%	0.74%	0.45%

	At or For the Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
FHLB long-term borrowings:
Average balance outstanding	$12,278	$7,540	$5,782
Maximum amount outstanding at any month-end during the period	18,000	8,500	7,500
Balance outstanding at end of period	18,000	8,500	7,500
Average interest rate during the period	1.79%	1.35%	1.37%
Weighted average interest rate at end of period	2.01%	1.56%	1.35%

Total Employees

We had 73 full-time employees and one part-time employee at December 31, 2017. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2017, our primary market area for loans and deposits is in Bucks and Montgomery Counties, Pennsylvania, northeast Philadelphia and the surrounding area and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

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

In the last several years, Quaint Oak Bancorp has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Resulting reforms have caused Quaint Oak Bancorp's compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, we are unable to predict the actual impact of this administration's policies regarding the Dodd-Frank Act reforms with any certainty.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2017, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2017, 90% of its portfolio assets meet the requirements.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act.  The Federal Reserve Board's capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation.  See "-Regulation of Quaint Oak Bank - Capital Requirements." Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015.  Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date. However, in May 2015, amendments to the Federal Reserve Board's small bank holding company policy statement (the "SBHC Policy") (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $1.0 billion in assets. As a consequence, as of December 31, 2017, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners' Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association's loans to one borrower limit (generally equal to 15% of the association's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2017, was in compliance with the above restrictions.

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

Volcker Rule Regulations.  Regulations were adopted in 2013 by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  Quaint Oak's investment portfolio is in compliance with the Volcker Rule regulations as of December 31, 2017.

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

Basel III and Dodd-Frank Act Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The regulations established a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset ("RWA") ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Quaint Oak Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015.  The capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At December 31, 2017, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.  See Note 16 to the notes to our financial statements included in Exhibit 13.0 hereto.

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2017, Quaint Oak Bank's capital ratios exceeded each of its capital requirements.

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

At December 31, 2017, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly with the establishment of the Consumer Financial Protection Bureau ("CFPB") as part of the Dodd-Frank Act reforms. On July 21, 2011, the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Quaint Oak Bank, as well as the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like Quaint Oak Bank, continue to be examined by their applicable bank regulators.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank's capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2017, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2017, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2017, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2014.

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax.  The Corporation Net Income Tax rate for 2017 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2017 with respect to our main office located in Southampton, Pennsylvania, our regional office, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania and our insurance agency office in Chalfont, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/2021(1)	$163	$131,330
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,395	54,891
4275 County Line Road (Suite #14) Chalfont, Pennsylvania 18914	Leased	5/31/2027(2)	--	Not applicable
____________________
(1)	Such lease has a five year renewal option which would commence on December 1, 2021 and end on November 30, 2026.
(2)	Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.

Item 3.  Legal Proceedings.

 Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.     Mine Safety Disclosures.

  Not applicable.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.

(a) Quaint Oak Bancorp's common shares trade on the OTCQX, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol "QNTO."  Presented below are the quarterly high and low sales prices for Quaint Oak Bancorp's common shares for 2017 and 2016.  Such prices do not include retail financial markups, markdowns or commissions.  Information relating to prices has been obtained from the OTC Markets Group Inc.

Quarter ended:	High	Low	Cash dividends per share
December 31, 2017	$13.30	$12.51	$0.05
September 30, 2017	$13.00	$12.51	$0.05
June 30, 2017	$13.24	$12.81	$0.05
March 31, 2017	$12.81	$12.00	$0.04

Quarter ended:	High	Low	Cash dividends per share
December 31, 2016	$12.10	$11.60	$0.04
September 30, 2016	$12.00	$11.70	$0.04
June 30, 2016	$12.00	$11.70	$0.04
March 31, 2016	$12.10	$11.55	$0.0375

As of March 20, 2018 Quaint Oak Bancorp had 1,958,049 common shares outstanding held of record by 163 shareholders.  The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities

Quaint Oak Bancorp's repurchases of its common stock made during the quarter ended December 31, 2017, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 – October 31, 2017	--	$--	--	23,344
November 1, 2017 – November 30, 2017	2,030	13.23	--	23,344
December 1, 2017 – December 31, 2017	--	--	--	23,344
Total	2,030	$13.23	--	23,344

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

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 15 to 58 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
  Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2017.  Based on their evaluation of Quaint Oak Bancorp's disclosure controls and procedures, Quaint Oak Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp's controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp's internal control over financial reporting was effective as of December 31, 2017.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in Quaint Oak Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2018 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2008 Stock Option Plan, 2008 Recognition and Retention Plan, and the 2013 Stock Incentive Plan.  All of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	275,363	(1)	$6.78	(1)	83,956
Equity compensation plans not approved by security holders	--		--		--
Total	275,363		$6.78		83,956
___________________
(1)	Includes 10,061 shares subject to restricted stock grants which were not vested as of December 31, 2017. The weighted-average exercise price excludes such restricted stock grants.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(2)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(3)
10.3	Quaint Oak Bancorp, Inc. 2008 Recognition and Retention Plan and Trust Agreement*	(3)
10.4	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(4)
10.5	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(5)
10.6	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(6)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company's Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 29, 2018	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 29, 2018
Robert T. Strong

/s/John J. Augustine	Executive Vice President and Chief Financial Officer	March 29, 2018
John J. Augustine

/s/Robert J. Phillips	Chairman	March 29, 2018
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 29, 2018
George M. Ager, Jr.

/s/James J. Clarke	Director	March 29, 2018
James J. Clarke, Ph.D.

/s/Andrew E. DiPiero, Jr.	Director	March 29, 2018
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 29, 2018
Kenneth R. Gant