Form 10-Q
period 2018-03-31
QUAINT OAK BANCORP INC
filed 2018-05-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 4, 2018, 1,951,301 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2018	2017
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$350	$64
Due from banks, interest-bearing	16,581	7,846
Cash and cash equivalents	16,931	7,910
Investment in interest-earning time deposits	4,920	4,879
Investment securities available for sale	7,674	7,912
Loans held for sale	4,941	7,006
Loans receivable, net of allowance for loan losses (2018 $1,836; 2017 $1,812)	207,054	201,667
Accrued interest receivable	981	1,021
Investment in Federal Home Loan Bank stock, at cost	1,234	1,234
Bank-owned life insurance	3,834	3,814
Premises and equipment, net	2,010	1,988
Goodwill	515	515
Other intangible, net of accumulated amortization	404	416
Prepaid expenses and other assets	1,064	1,234
Total Assets	$251,562	$239,596

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,013	$7,956
Interest-bearing	187,923	178,265
Total deposits	198,936	186,221
Federal Home Loan Bank short-term borrowings	10,000	10,000
Federal Home Loan Bank long-term borrowings	18,000	18,000
Accrued interest payable	174	167
Advances from borrowers for taxes and insurance	1,651	2,423
Accrued expenses and other liabilities	316	600
Total Liabilities	229,077	217,411

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,954,571 and 1,920,024 outstanding at March 31, 2018 and December 31, 2017, respectively	28	28
Additional paid-in capital	14,534	14,481
Treasury stock, at cost: 2018 822,679 shares; 2017 857,226 shares	(4,649)	(4,675)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(236)	(253)
Recognition & Retention Plan Trust (RRP)	(24)	(24)
Accumulated other comprehensive loss	(3)	(15)
Retained earnings	12,835	12,643
Total Stockholders' Equity	22,485	22,185
Total Liabilities and Stockholders' Equity	$251,562	$239,596

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except share
	and per share data)
Interest Income
Interest on loans	$2,709	$2,430
Interest and dividends on time deposits and investment securities	126	85
Total Interest Income	2,835	2,515

Interest Expense
Interest on deposits	729	648
Interest on Federal Home Loan Bank short-term borrowings	36	13
Interest on Federal Home Loan Bank long-term borrowings	91	33
Total Interest Expense	856	694

Net Interest Income	1,979	1,821

Provision for Loan Losses	71	42

Net Interest Income after Provision for Loan Losses	1,908	1,779

Non-Interest Income
Mortgage banking and title abstract fees	110	111
Other fees and services charges	74	26
Insurance commissions	79	77
Income from bank-owned life insurance	20	22
Net gain on loans held for sale	321	108
Gain on the sale of SBA loans	23	-
Gain on sales of other real estate owned	63	4
Other	52	9
Total Non-Interest Income	742	357

Non-Interest Expense
Salaries and employee benefits	1,668	1,317
Directors' fees and expenses	54	52
Occupancy and equipment	150	145
Data processing	86	47
Professional fees	60	90
FDIC deposit insurance assessment	47	44
Other real estate owned expenses	-	7
Advertising	54	39
Amortization of other intangible	12	12
Other	176	138
Total Non-Interest Expense	2,307	1,891

Income before Income Taxes	343	245
Income Taxes	55	74
Net Income	$288	$171

Earnings per share – basic	$0.15	$0.09
Average shares outstanding - basic	1,881,865	1,838,125
Earnings per share - diluted	$0.14	$0.09
Average shares outstanding - diluted	1,990,290	1,980,217

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands)

Net Income	$288	$171

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	15	20
Income tax effect	(3)	(7)
Net other comprehensive income	12	13

Total Comprehensive Income	$300	$184

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2018
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

Common stock allocated by ESOP			31		17			48

Treasury stock purchase	(20,101)			(272)				(272)

Reissuance of treasury stock under 401(k) Plan	1,786		14	10				24

Reissuance of treasury stock for exercised stock options	52,862		(24)	288				264

Stock based compensation expense			32					32

Cash dividends declared ($0.05 per share)							(96)	(96)

Net income							288	288

Other comprehensive income, net						12		12

BALANCE – March 31, 2018	1,954,571	$28	$14,534	$(4,649)	$(260)	$(3)	$12,835	$22,485

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash Flows from Operating Activities
Net income	$288	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	71	42
Depreciation expense	51	45
Amortization of intangibles	12	12
Net amortization of securities premiums	5	5
Accretion of deferred loan fees and costs, net	(83)	(84)
Stock-based compensation expense	80	77
Net gain on loans held for sale	(321)	(108)
Loans held for sale-originations	(17,320)	(8,030)
Loans held for sale-proceeds	19,706	10,776
Gain on the sale of SBA loans	(23)	-
Net gain on sale and write-downs of other real estate owned	(63)	(4)
Increase in the cash surrender value of bank-owned life insurance	(20)	(22)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	40	(16)
Prepaid expenses and other assets	167	99
Accrued interest payable	7	(1)
Accrued expenses and other liabilities	(284)	(111)
Net Cash Provided by Operating Activities	2,313	2,851
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(541)	(290)
Redemption of interest-earning time deposits	500	1,029
Principal repayments of investment securities available for sale	248	354
Net increase in loans receivable	(5,352)	(7,255)
Proceeds from the sale of other real estate owned	63	81
Capitalized expenditures on other real estate owned	-	(6)
Purchase of premises and equipment	(73)	(172)
Net Cash Used in Investing Activities	(5,155)	(6,259)
Cash Flows from Financing Activities
Net increase in demand deposits and savings accounts	4,303	3,010
Net increase in certificate accounts	8,412	615
Dividends paid	(96)	(75)
Purchase of treasury stock	(272)	-
Proceeds from the reissuance of treasury stock	24	22
Proceeds from the exercise of stock options	264	172
Decrease in advances from borrowers for taxes and insurance	(772)	(703)
Net Cash Provided by Financing Activities	11,863	3,041
Net Increase (Decrease) in Cash and Cash Equivalents	9,021	(367)
Cash and Cash Equivalents – Beginning of Year	7,910	9,300
Cash and Cash Equivalents – End of Year	$16,931	$8,933

Cash payments for interest	$849	$695
Cash payments for income taxes	$30	$25

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At March 31, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank's election under Section 10(l) of the Home Owners' Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  The Bank has two locations: the main office location in Southampton, Pennsylvania and a regional banking office in the Lehigh Valley area of Pennsylvania. The principal deposit products offered by the Bank are certificates of deposit, money market accounts, non-interest bearing checking accounts for businesses and consumers, and savings accounts.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2017 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2017 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The loans receivable portfolio is segmented into residential loans, commercial real estate loans, construction loans, commercial business loans, and consumer loans.  The residential loan segment has two classes: one-to-four family residential owner occupied loans and one-to-four residential family non-owner occupied loans.  The commercial real estate loan segment consists of the following classes: multi-family (five or more) residential, commercial real estate and commercial lines of credit.  Construction loans are generally granted for the purpose of building a single residential home.  Commercial business loans are loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.   The consumer loan segment consists of the following classes: home equity loans and other consumer loans.  Included in the home equity class are home equity loans and home equity lines of credit.  Included in the other consumer are loans secured by saving accounts.
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

Loans Held for Sale.  Loans originated by the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, are intended for sale in the secondary market and are carried at the lower of cost or fair value (LOCOM). Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs, commissions and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.  To a lesser extent, the Bank originates equipment loans for sale primarily to other financial institutions.

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2018 and 2017.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company has no other real estate owned as of March 31, 2018 or December 31, 2017.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At March 31, 2018, the Company has outstanding equity awards under three share-based plans: the 2008 Recognition and Retention Plan ("RRP"), the 2008 Stock Option Plan, and the 2013 Stock Incentive Plan.  Awards under these plans were made in May 2008 and 2013.  These plans are more fully described in Note 10.
The Company also has an employee stock ownership plan ("ESOP").  This plan is more fully described in Note 10.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
Comprehensive Income.  Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, and  along with net income, are components of comprehensive income.
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
Revenue from Contracts with Customers.   The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("Topic 606"). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
The Company's primary sources of revenue are derived from interest and dividends earned on loans and investment securities, gains on the sale of loans, income from bank-owned life insurance, and other financial instruments that are not within the scope of Topic 606.  The main types of non-interest income within the scope of the standard are as follows:
Service Charges on Deposits: The Bank has contracts with its commercial checking deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Bank or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Bank has an unconditional right to the fee consideration. The Bank also has transaction fees related to specific transactions or activities resulting from customer request or activity that include overdraft fees, wire fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.
Insurance Commissions:  Insurance income generally consist of commissions from the sale of insurance policies and performance-based commissions from insurance companies.  The Bank recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholder during the policy period. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, for which the Bank is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. The Bank estimates the variable consideration based upon the "most likely amount" method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience.  Payment is due from the insurance carrier for commission income once the insurance policy has been sold. The Bank has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned. Performance-based commissions from insurance companies are recognized at a point in time, when received, and no contingencies remain.

Recent Accounting Pronouncements.  In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The Bank has adopted this standard effective January 1, 2018.  On a prospective basis, the Bank implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 11 to the financial statements.  The Bank estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values. In the absence of reliable market information, the Bank used its own assumptions in an effort to determine a reasonable estimate of fair value.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  This Update is not expected to have a significant impact on the Company's financial statements

Reclassifications.   Certain items in the 2017 consolidated financial statements have been reclassified to conform to the presentation in the 2018 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders' equity.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2018 and 2017, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2018	2017
Net Income	$288,000	$171,000

Weighted average shares outstanding – basic	1,881,865	1,838,125
Effect of dilutive common stock equivalents	108,425	142,092
Adjusted weighted average shares outstanding – diluted	1,990,290	1,980,217

Basic earnings per share	$0.15	$0.09
Diluted earnings per share	$0.14	$0.09

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2018 and 2017 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$(15)	$(38)
Other comprehensive income before classifications	12	13
Amount reclassified from accumulated other comprehensive income	-	-
Total other comprehensive income	12	13
Balance at the end of the period	$(3)	$(25)
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below (in thousands):

	March 31, 2018	December 31, 2017
Due in one year or less	$1,332	$761
Due after one year through five years	3,588	4,118
Total	$4,920	$4,879

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2018 and December 31, 2017 are summarized below (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,462	$28	$-	$5,490
Federal Home Loan Mortgage Corporation securities	1,309	-	(28)	1,281
Federal National Mortgage Association securities	547	1		548
Total mortgage-backed securities	7,318	29	(28)	7,319
Debt securities:
U.S. government agency	360	-	(5)	355
Total available-for-sale-securities	$7,678	$29	$(33)	$7,674

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,624	$19	$--	$5,643
Federal Home Loan Mortgage Corporation securities	1,377	--	(35)	1,342
Federal National Mortgage Association securities	570	--	--	570
Total mortgage-backed securities	7,571	19	(35)	7,555
Debt securities:
U.S. government agency	360	--	(3)	357
Total available-for-sale-securities	$7,931	$19	$(38)	$7,912

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$360	$355
Due after ten years	7,318	7,319
Total	$7,678	$7,674

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2018  and December 31, 2017 (in thousands):

	March 31, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$--	$--	$1,281	$(28)	$1,281	$(28)
Debt securities, U.S. government agency	1	--	--	355	(5)	355	(5)
Total	3	$--	$--	$1,636	$(33)	$1,699	$(33)

	December 31, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$--	$--	$1,342	$(35)	$1,342	$(35)
Debt securities, U.S. government agency	1	--	--	357	(3)	357	(3)
Total	3	$--	$--	$1,699	$(38)	$1,699	$(38)

At March 31, 2018, there were three securities in an unrealized loss position that at such date had an aggregate depreciation of 1.97% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2018 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2018 or 2017.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows:
	March 31, 2018	December 31, 2017
Real estate loans:
One-to-four family residential:
Owner occupied	$6,316	$5,681
Non-owner occupied	48,902	51,833
Total one-to-four family residential	55,218	57,514
Multi-family (five or more) residential	23,447	21,715
Commercial real estate	96,396	92,234
Construction	16,209	15,632
Home equity	4,772	5,129
Total real estate loans	196,042	192,224

Commercial business	13,559	11,954
Other consumer	132	138
Total Loans	209,733	204,316

Deferred loan fees and costs	(843)	(837)
Allowance for loan losses	(1,836)	(1,812)
Net Loans	$207,054	$201,667

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2018 and December 31, 2017  (in thousands):

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,894	$180	$242	$-	$6,316
One-to-four family residential non-owner occupied	48,562	28	312	-	48,902
Multi-family residential	23,447	-	-	-	23,447
Commercial real estate	94,193	2,101	102	-	96,396
Construction	14,150	-	2,059	-	16,209
Home equity	4,772	-	-	-	4,772
Commercial business	13,029	530	-	-	13,559
Other consumer	132	-	-	-	132
Total	$204,179	$2,839	$2,715	$-	$209,733

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,258	$423	$-	$-	$5,681
One-to-four family residential non-owner occupied	51,372	29	432	-	51,833
Multi-family residential	21,715	-	-	-	21,715
Commercial real estate	91,549	399	286	-	92,234
Construction	13,562	-	2,070	-	15,632
Home equity	5,129	-	-	-	5,129
Commercial business	11,419	535	-	-	11,954
Other consumer	138	-	-	-	138
Total	$200,142	$1,386	$2,788	$--	$204,316

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2018 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$242	$242	$-	$242	$-
One-to-four family residential non-owner occupied	325	325	-	326	3
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	2,059	2,059	-	2,067	-
Home equity	44	44	-	44	1
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	93	93	25	94	2
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	2
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$242	$242	$-	$242	$-
One-to-four family residential non-owner occupied	418	418	25	420	5
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	2
Construction	2,059	2,059	-	2,067	-
Home equity	44	44	-	44	1
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$2,896	$2,896	$30	$2,906	$8

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2017 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	442	442	-	937	24
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	398	38
Construction	2,069	2,069	-	2,064	58
Home equity	45	45	-	47	5
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	214	214	70	214	5
Multi-family residential	--	--	-	-	-
Commercial real estate	133	133	1	395	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	656	656	70	1,151	29
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	1	793	47
Construction	2,069	2,069	-	2,064	58
Home equity	45	45	-	47	5
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$2,903	$2,903	$71	$4,055	$139

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2018, the Company had six loans totaling $595,000 that were identified as troubled debt restructurings.  All six of these loans were performing in accordance with their modified terms.  At December 31, 2017, the Company had eight loans totaling $714,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  During the three months ended March 31, 2018, no new loans were identified as TDRs and two loans previously identified as TDRs were paid off.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	March 31, 2018
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	3	418	-	418	25
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	2	44	-	44	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	6	$595	$-	$595	$30

	December 31, 2017
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	536	-	536	25
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	1
Construction	-	-	-	-	-
Home equity	2	45	-	45	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$714	$-	$714	$26

The contractual aging of the TDRs in the table above as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	418	-	-	-	418
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	44	-	-	-	44
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$595	$-	$-	$-	$595

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2017
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	536	-	-	-	536
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	45	-	-	-	45
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$714	$-	$-	$-	$714

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2018 and recorded investment in loans receivable as of March 31, 2018 (in thousands):

	March 31, 2018
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Charge-offs	-	(47)	-	-	-	-	-	-	(47)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	6	2	12	33	6	(1)	30	(17)	71
Ending balance	$54	$495	$164	$720	$142	$26	$170	$65	$1,836
Ending balance evaluated
for impairment
Individually	$-	$25	$-	$5	$-	$-	$-	$-	$30
Collectively	$54	$470	$164	$715	$142	$26	$170	$65	$1,806
Loans receivable:
Ending balance	$6,316	$48,902	$23,447	$96,396	$16,209	$4,772	$13,691	$-	$209,733
Ending balance evaluated for impairment
Individually	$242	$418	$-	$133	$2,059	$44	$-	$-	$2,896
Collectively	$6,074	$48,484	$23,447	$96,263	$14,150	$4,728	$13,691	$-	$206,837

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the commercial real estate, commercial business and multi-family residential portfolio classes for the three months ended March 31, 2018, due primarily to increased balances and delinquencies in these portfolio classes.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2017 (in thousands):

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

The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied and home equity portfolio classes  for the three months ended March 31, 2017, due primarily to increased delinquencies in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the construction portfolio class for the three months ended March 31, 2017, due primarily to decreased delinquencies in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the commercial real estate portfolio class for the three months ended March 31, 2017, due to changes to qualitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2017 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2017 (in thousands):

	December 31, 2017
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Charge-offs	-	(56)	-	(24)	-	-	-	-	(80)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	7	93	49	92	(2)	(10)	53	2	284
Ending balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Ending balance evaluated
for impairment
Individually	$-	$70	$-	$1	$-	$-	$-	$-	$71
Collectively	$48	$470	$152	$686	$136	$27	$140	$82	$1,741
Loans receivable:
Ending balance	$5,681	$51,833	$21,715	$92,234	$15,632	$5,129	$12,092	$-	$204,316
Ending balance evaluated
for impairment
Individually	$-	$656	$-	$133	$2,069	$45	$-	$-	$2,903
Collectively	$5,681	$51,177	$21,715	$92,101	$13,563	$5,084	$12,092	$-	$201,413

The Bank allocated increased allowance for loan loss provisions to the commercial real estate, commercial business, and multi-family portfolio classes for the year ended December 31, 2017, due primarily to increased balances in these portfolio classes.  The Bank allocated increased allowance for loan loss provisions to the 1-4 family residential non-owner occupied portfolio class for the year ended December 31, 2017, due primarily to increased specific reserves in this portfolio class.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
One-to-four family residential owner occupied	$242	$-
One-to-four family residential non-owner occupied	-	120
Multi-family residential	-	-
Commercial real estate	-	-
Construction	2,059	2,069
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$2,301	$2,189

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $2.7 million and $3.1 million at March 31, 2018 and December 31, 2017, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

For the three months ended March 31, 2018 and 2017 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $44,000 and $43,000 for the three months ended March 31, 2018 and 2017, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$497	$422	$919	$5,97	$6,316	$180
One-to-four family residential non-owner occupied	1,022	181	1,203	47,699	48,902	181
Multi-family residential	73	-	73	23,374	23,447	-
Commercial real estate	2,378	42	2,420	93,976	96,396	42
Construction	850	2,059	2,909	13,300	16,209	-
Home equity	33	-	33	4,739	4,772	-
Commercial business	468	-	468	13,091	13,559	-
Other consumer	-	-	-	132	132	-
Total	$5,321	$2,704	$8,025	$201,708	$209,733	$403

	December 31, 2017
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$670	$423	$1,093	$4,588	$5,681	$423
One-to-four family residential non-owner occupied	969	337	1,306	50,527	51,833	217
Multi-family residential	313	-	313	21,402	21,715	-
Commercial real estate	505	241	746	91,488	92,234	241
Construction	407	2,069	2,476	13,156	15,632	-
Home equity	51	-	51	5,078	5,129	-
Commercial business	-	-	-	11,954	11,954	-
Other consumer	-	-	-	138	138	-
Total	$2,915	$3,070	$5,985	$198,331	$204,316	$881

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at March 31, 2018 was $404,000 net of accumulated amortization of $81,000.  Amortization expense for the three months ended March 31, 2018 amounted to $12,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2018	December 31, 2017
Non-interest bearing checking accounts	$11,013	$7,956
Passbook accounts	354	463
Savings accounts	1,974	2,353
Money market accounts	32,145	30,411
Certificates of deposit	153,450	145,038
Total deposits	$198,936	$186,221

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		March 31, 2017
		Weighted		Weigthted
		Interest		Interest
	Amount	Rate	Amount	Rate
Short-term borrowings	$10,000	1.87%	$10,000	1.54%

Fixed rate borrowings maturing:
2018	3,000	1.46	3,000	1.46
2019	3,000	1.86	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	3,000	2.05	3,000	2.05
2022	3,000	2.18	3,000	2.18
2023	3,000	2.33	3,000	2.33
2024	1,000	2.54	1,000	2.54
Total FHLB long-term debt	$18,000	2.01%	$18,000	2.01%

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2018 and 2017, the Company recognized $48,000 and $45,000 of ESOP expense, respectively.

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

As of March 31, 2018, a total of 10,061 share awards were unvested under the RRP and Stock Incentive Plan and up to 21,608 share awards were available for future grant under the Stock Incentive Plan and none under the RRP.  The RRP and Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of March 31, 2018 and 2017 and changes during the three months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018		March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	10,061	$8.10	20,524	$8.10
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	10,061	$8.10	20,524	$8.10

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2018 and 2017, the Company recognized approximately $21,000 of compensation expense.  A tax benefit of approximately $4,000 and $7,000 was recognized during the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, approximately $10,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.1 years.

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

As of March 31, 2018, a total of 212,440 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 57,636 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and Stock Incentive Plan of March 31, 2018 and 2017 and changes during the three months ended March 31, 2018 and 2017 is as follows:

	2018			2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	265,302	$6.74	3.2	316,348	$6.49	3.8
Granted	-	-	-	-	-	-
Exercised	(52,862)	5.00	-	(34,550)	5.00	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	212,440	$7.17	3.7	281,798	$6.67	3.8
Exercisable at end of period	182,600	$7.03	3.4	221,158	$6.29	3.2

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

During both the three months ended March 31, 2018 and 2017, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods.  As of March 31, 2018, approximately $6,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.1 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2018 (in thousands):

	March 31, 2018
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,490	$-	$5,490	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,281	-	1,281	-
Federal National Mortgage Association mortgage-backed securities	548	-	548	-
Debt securities, U.S. government agency	355	-	355	-
Total investment securities available for sale	$7,674	$-	$7,674	$-
Total recurring fair value measurements	$7,674	$-	$7,674	$-

Nonrecurring fair value measurements
Impaired loans	$2,866	$--	$-	$2,866
Total nonrecurring fair value measurements	$2,866	$--	$-	$2,866

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2017 (in thousands):
	December 31, 2017
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,643	$-	$5,643	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,342	-	1,342	-
Federal National Mortgage Association mortgage-backed securities	570	-	570	-
Debt securities, U.S. government agency	357	-	357	-
Total investment securities available for sale	$7,912	$-	$7,912	$-
Total recurring fair value measurements	$7,912	$-	$7,912	$-

Nonrecurring fair value measurements
Impaired loans	$2,832	$--	$-	$2,832
Total nonrecurring fair value measurements	$2,832	$--	$-	$2,832

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,866	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-27% (1%)

	December 31, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,832	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-27% (1%)

________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The estimated fair values of the Company's financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements at
			March 31, 2018
			Quoted Prices in	Significant
			Active Markets	Other
			for Identical	Observable	Unobservable
	Carrying	Fair Value	Assets	Inputs	Inputs
	Amount	Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$16,931	$16,931	$16,931	$-	$-
Investment in interest-earning time deposits	4,920	4,944	-	-	4,944
Loans held for sale	4,941	5,060	5,060	-	-
Loans receivable, net	207,054	207,783	-	-	207,783
Accrued interest receivable	981	981	981	-	-
Investment in FHLB stock	1,234	1,234	1,234	-	-
Bank-owned life insurance	3,834	3,834	3,834	-	-

Financial Liabilities
Deposits	198,936	199,791	45,487	-	154,304
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	18,000	16,963	-	-	16,963
Accrued interest payable	174	174	174	-	-
Advances from borrowers for taxes and insurance	1,651	1,651	1,651

			Fair Value Measurements at
			December 31, 2017
			Quoted Prices in	Significant
			Active Markets	Other
			for Identical	Observable	Unobservable
	Carrying	Fair Value	Assets	Inputs	Inputs
	Amount	Estimate	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,910	$7,910	$7,910	$-	$-
Investment in interest-earning time deposits	4,879	4,912	-	-	4,912
Loans held for sale	7,006	7,232	7,232	-	-
Loans receivable, net	201,667	202,803	-	-	202,803
Accrued interest receivable	1,021	1,021	1,021	-	-
Investment in FHLB stock	1,234	1,234	1,234	-	-
Bank-owned life insurance	3,814	3,814	3,814	-	-

Financial Liabilities
Deposits	186,221	187,309	41,183	-	146,126
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	18,000	16,982	-	-	16,982
Accrued interest payable	167	167	167	-	-
Advances from borrowers for taxes and insurance	2,423	2,423	2,423

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
Advances from Borrowers for Taxes and Insurance.  The carrying amount of advances from borrowers for taxes and insurance approximates its fair value.
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

General

The Company was formed in connection with the Bank's conversion to a stock savings bank completed on July 3, 2007.  The Company's results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors' fees and expenses, office occupancy and equipment expense, data processing expense, professional fees, advertising expense, FDIC deposit insurance assessment, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At March 31, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

General.   The Company's total assets at March 31, 2018 were $251.6 million, an increase of $12.0 million, or 5.0%, from $239.6 million at December 31, 2017.  This growth in total assets was primarily due to a $9.0 million, or 114.0%, increase in cash and cash equivalents, and a $5.4 million, or 2.7%, increase in loans receivable, net, partially offset by a $2.1 million, or 29.5%, decrease in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $9.0 million, or 114.0%, from $7.9 million at December 31, 2017 to $16.9 million at March 31, 2018 with the expectation that excess liquidity will be used to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $238,000, or 3.0%, from $7.9 million at December 31, 2017 to $7.7 million at March 31, 2018, due primarily to the principal repayments on these securities during the three months ended March 31, 2018.

Loans Held for Sale.  Loans held for sale decreased $2.1 million, or 29.5%, from $7.0 million at December 31, 2017 to $4.9 million at March 31, 2018 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $16.7 million of one-to-four family residential loans during the three months ended March 31, 2018 and sold $18.7 million of loans in the secondary market during this same period. In addition, the Bank originated $608,000 of equipment loans held for sale during the three months ended March 31, 2018 and sold $715,000 of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $5.4 million, or 2.7%, to $207.1 million at March 31, 2018 from $201.7 million December 31, 2017.  This increase was funded primarily from deposits and proceeds from the sale of loans held for sale.  Increases within the portfolio occurred in commercial real estate loans which increased $4.2 million, or 4.5%, multi-family residential loans which increased $1.7 million, or 8.0%, commercial business loans which increased $1.6 million, or 13.4%, one-to-four family residential owner occupied loans which increased $635,000, or 11.2%, and construction loans which increased $577,000, or 3.7%.  These increases were partially offset by decreases of $2.9 million, or 5.7%, in one-to-four family residential non-owner occupied loans, $357,000, or 7.0%, in home equity loans, and $6,000, or 4.3%, in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Deposits.  Total deposits increased $12.7 million, or 6.8%, to $198.9 million at March 31, 2018 from $186.2 million at December 31, 2017. This increase in deposits was primarily attributable to increases of $8.4 million, or 5.8%, in certificates of deposit, $3.1 million, or 38.4% in non-interest bearing checking accounts, and $1.7 million, or 5.7%, in money market accounts, partially offset by a $379,000, or 16.1%, decrease in savings accounts and a $109,000, or 23.5%, decrease in passbook accounts.

Stockholders' Equity.  Total stockholders' equity increased $300,000, or 1.4%, to $22.5 million at March 31, 2018 from $22.2 million at December 31, 2017.  Contributing to the increase was net income for the three months ended March 31, 2018 of $288,000, the reissuance of treasury stock for exercised stock options of $264,000, common stock earned by participants in the employee stock ownership plan of $48,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $24,000, and other comprehensive income, net of $12,000.  These increases were partially offset by the purchase of treasury stock of $272,000 and by dividends paid of $96,000.

Comparison of Operating Results for the Three Months Ended March 31, 2018

General.  Net income amounted to $288,000 for the three months ended March 31, 2018, an increase of $117,000, or 68.4%, compared to net income of $171,000 for the three months ended March 31, 2017.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $385,000, an increase in net interest income of $158,000, and a decrease in the provision for income taxes of $19,000, partially offset by an increase in non-interest expense of $416,000 and an increase in the provision for loan losses of $29,000.

Net Interest Income.  Net interest income increased $158,000, or 8.7%, to $2.0 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017.  The increase was driven by a $320,000, or 12.7%, increase in interest income, partially offset by a $162,000, or 23.3%, increase in interest expense.

Interest Income.  Interest income increased $320,000, or 12.7%, to $2.8 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017. The increase in interest income was primarily due to a $26.1 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $181.7 million for the three months ended March 31, 2017 to an average balance of $207.8 million for the three months ended March 31, 2018, and had the effect of increasing interest income $349,000.  Partially offsetting this increase was a 14 basis point decline in the yield on loans receivable, net, including loans held for sale, from 5.35% for the three months ended March 31, 2017 to 5.21% for the three months ended March 31, 2018, which had the effect of decreasing interest income by $70,000.

Interest Expense.  Interest expense increased $162,000, or 23.3%, to $856,000 for the three months ended March 31, 2018 from $694,000 for the three months ended March 31, 2017.  The increase in interest expense was primarily attributable to a $21.8 million increase in average interest-bearing liabilities, which increased from an average balance of $188.2 million for the three months ended March 31, 2017 to an average balance of $210.1 million for the three months ended March 31, 2018, and had the effect of increasing interest expense $86,000.  This increase in average interest-bearing liabilities was primarily attributable to a $10.8 million increase in average certificate of deposit accounts which increased from an average balance of $137.8 million for the three months ended March 31, 2017 to an average balance of $148.6 million for the three months ended March 31, 2018, and had the effect of increasing interest expense $46,000, and a $12.5 million increase in average Federal Home Loan Bank borrowings which increased from an average balance of $15.5 million for the three months ended March 31, 2017 to an average balance of $28.0 million for the three months ended March 31, 2018, and had the effect of increasing interest expense $43,000.  Also contributing to this increase was a 16 basis point increase in the average rate on interest-bearing liabilities, from 1.47% for the three months ended March 31, 2017 to 1.63% for the three months ended March 31, 2018, which had the effect of increasing interest expense by $76,000.  This increase in average rate was primarily attributable to an eleven basis point increase in rate on average certificate of deposit accounts, which increased from 1.69% for the three months ended March 31, 2017 to 1.80% for the three months ended March 31, 2018, and had the effect of increasing interest expense by $38,000, and a 62 basis point  increase in rate on average Federal Home Loan Bank short-term and long-term borrowings, which increased from 1.19% for the three months ended March 31, 2017 to 1.81% for the three months ended March 31, 2018, which had the effect of increasing interest expense by $37,000.

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$12,413	$50	1.61%	$10,363	$23	0.89%
Investment in interest-earning time deposits	4,884	22	1.80	6,067	25	1.65
Investment securities available for sale	7,810	35	1.79	9,407	30	1.28
Loans receivable, net (1) (2) (3)	207,829	2,709	5.21	181,750	2,430	5.35
Investment in FHLB stock	1,235	19	6.15	713	7	3.93
Total interest-earning assets	234,171	2,835	4.84%	208,300	2,515	4.83%
Non-interest-earning assets	8,670			9,238
Total assets	$242,841			$217,538
Interest-bearing liabilities:
Passbook accounts	$394	$-	-%	$913	$-	-%
Savings accounts	2,004	1	0.20	1,781	1	0.22
Money market accounts	31,067	61	0.79	32,275	64	0.79
Certificate of deposit accounts	148,611	667	1.80	137,761	583	1.69
Total deposits	182,076	729	1.60	172,730	648	1.50
FHLB short-term borrowings	10,000	36	1.44	7,000	13	0.74
FHLB long-term borrowings	18,000	91	2.02	8,500	33	1.55
Total interest-bearing liabilities	210,076	856	1.63%	188,230	694	1.47%
Non-interest-bearing liabilities	10,401			8,248
Total liabilities	220,477			196,478
Stockholders' Equity	22,364			21,060
Total liabilities and Stockholders' Equity	$242,841			$217,538
Net interest-earning assets	$24,095			$20,070
Net interest income; average interest rate spread		$1,979	3.21%		$1,821	3.36%
Net interest margin (4)			3.38%			3.50%
Average interest-earning assets to average interest- bearing liabilities			111.47%			110.66%
__________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $34,000 and an average yield of 4.57% for the three months ended March 31, 2018 and an aggregate average balance of $86,000 and an average yield of 4.01% for the three months ended March 31, 2017.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company's provision for loan losses increased $29,000, or 69.0%, from $42,000 for the three months ended March 31, 2017 to $71,000 for the three months ended March 31, 2018, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2018.

Non-performing loans amounted to $2.7 million, or 1.31% of net loans receivable at March 31, 2018, consisting of eight loans, four of which are on non-accrual status and four of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.1 million, or 1.52% of net loans receivable at December 31, 2017, consisting of eleven loans, three of which were on non-accrual status and eight of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2018 include three one-to-four family owner occupied residential loans, two one-to-four family non-owner occupied residential loans, two construction loans, and one commercial real estate loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2018, two loans were placed on non-accrual status resulting in the reversal of approximately $16,000 of previously accrued interest income, and one loan was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.88% at March 31, 2018 and 0.89% at December 31, 2017.

Non-Interest Income.  Non-interest income increased $385,000, or 107.8%, for the three months ended March 31, 2018 over the comparable period in 2017 primarily due to a $213,000, or 197.2%, increase in net gain on loans held for sale, a $59,000 increase in the gain on the sales of other real estate owned, a $48,000, or 184.6%, increase on other fees and service charges, a $43,000, or 477.8%, increase in other non-interest income, and a $23,000 increase in the gain on sale of SBA loans.  The $59,000 gain on the sales of other real estate owned represents the recognition in the current quarter of gains on the sale of two properties that were deferred in prior years.

Non-Interest Expense.  Non-interest expense increased $416,000, or 22.0%, from $1.9 million for the three months ended March 31, 2017 to $2.3 million for the three months ended March 31, 2018.  Salaries and employee benefits expense accounted for $351,000 of the change as this expense increased 26.7%, from $1.3 million for the three months ended March 31, 2017 to $1.7 million for the three months ended March 31, 2018 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations, and the expansion of our real estate subsidiary, a $39,000, or 83.0%, increase in data processing expense, a $38,000, or 27.5%, increase in other non-interest expense, a $15,000, or 38.5%, increase in advertising expense, a $5,000, or 3.4%, increase in occupancy and equipment expense, a $3,000, or 6.8%, increase in FDIC insurance assessment, and a $2,000, or 3.8%, increase in directors' fees and expenses.  These increases were partially offset by a $30,000, or 33.3%, decrease in professional fees and a $7,000 decrease in other real estate owned expense.

Provision for Income Tax.  The provision for income tax decreased $19,000, or 25.7%, from $74,000 for the three months ended March 31, 2017 to $55,000 for the three months ended March 31, 2018 as our effective tax rate decreased from 30.2% for the three months ended March 31, 2017 to 16.0% for the three months ended  March 31, 2018 primarily due to the decrease in the Company's income tax rate from 34% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017, and a tax deduction taken in the first quarter of 2018 related to the exercise of non-qualified stock options during the three months ended March 31, 2018.

Liquidity	and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2018, the Company's cash and cash equivalents amounted to $16.9 million.  At such date, the Company also had $1.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2018, Quaint Oak Bank had outstanding commitments to originate loans of $11.2 million and commitments under unused lines of credit of $15.8 million.

At March 31, 2018, certificates of deposit scheduled to mature in less than one year totaled $44.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2018, we had $28.0 million of borrowings from the FHLB and had $119.2 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of March 31, 2018 Quaint Oak Bank had $863,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2018.

Our stockholders' equity amounted to $22.5 million at March 31, 2018, an increase of $300,000, or 1.4%, from $22.2 million at December 31, 2017.  Contributing to the increase was net income for the three months ended March 31, 2018 of $288,000, the reissuance of treasury stock for exercised stock options of $264,000, common stock earned by participants in the employee stock ownership plan of $48,000, amortization of stock awards and options under our stock compensation plans of $32,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $24,000, and other comprehensive income, net of $12,000.  These increases were partially offset by the purchase of treasury stock of $272,000 and by dividends paid of $96,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2018, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.41%, 11.24%, 11.24% and 12.28%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2018, we had unfunded commitments under lines of credit of $15.8 million and $11.2 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2018.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Not applicable.

(b)          Not applicable.

(c)          Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended March 31, 2018, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 – January 31, 2018	758	$13.05	-	23,344
February 1, 2018 – February 28, 2018	10,083	13.85	-	23,344
March 1, 2018 – March 31, 2018	9,260	13.20	4,000	19,344
Total	20,101	$13.52	4,000	19,344

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
10.1	Employment Agreement by and between Quaint Oak Bank and William R. Gonzalez *
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

_____________________
* Denotes management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2018	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 14, 2018		/s/John J. Augustine
	By:	John J. Augustine Executive Vice President and Chief Financial Officer