Form 10-Q
period 2018-06-30
QUAINT OAK BANCORP INC
filed 2018-08-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                                                  [X]  Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                                                                                 [X]  Yes      [   ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
[ ] Yes [X] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 9, 2018, 1,990,898 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2018	2017
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$413	$64
Due from banks, interest-bearing	17,806	7,846
Cash and cash equivalents	18,219	7,910
Investment in interest-earning time deposits	4,920	4,879
Investment securities available for sale	7,337	7,912
Loans held for sale	5,199	7,006
Loans receivable, net of allowance for loan losses (2018 $1,830; 2017 $1,812)	208,178	201,667
Accrued interest receivable	1,013	1,021
Investment in Federal Home Loan Bank stock, at cost	1,246	1,234
Bank-owned life insurance	3,855	3,814
Premises and equipment, net	2,130	1,988
Goodwill	515	515
Other intangible, net of accumulated amortization	392	416
Other real estate owned, net	1,674	-
Prepaid expenses and other assets	1,254	1,234
Total Assets	$255,932	$239,596

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$11,873	$7,956
Interest-bearing	190,125	178,265
Total deposits	201,998	186,221
Federal Home Loan Bank short-term borrowings	10,000	10,000
Federal Home Loan Bank long-term borrowings	18,000	18,000
Accrued interest payable	176	167
Advances from borrowers for taxes and insurance	2,330	2,423
Accrued expenses and other liabilities	496	600
Total Liabilities	233,000	217,411

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,990,556 and 1,920,024 outstanding at June 30, 2018 and December 31, 2017, respectively	28	28
Additional paid-in capital	14,520	14,481
Treasury stock, at cost: 2018 786,694 shares; 2017 857,226 shares	(4,627)	(4,675)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(219)	(253)
Recognition & Retention Plan Trust (RRP)	-	(24)
Accumulated other comprehensive loss	(4)	(15)
Retained earnings	13,234	12,643
Total Stockholders' Equity	22,932	22,185
Total Liabilities and Stockholders' Equity	$255,932	$239,596

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except for share data)
Interest Income
Interest and fees on loans	$2,849	$2,523	$5,558	$4,953
Interest and dividends on short-term investments and investment securities	150	81	276	166
Total Interest Income	2,999	2,604	5,834	5,119

Interest Expense
Interest on deposits	800	654	1,529	1,302
Interest on Federal Home Loan Bank short-term borrowings	48	21	84	33
Interest on Federal Home Loan Bank long-term borrowings	91	40	182	74
Total Interest Expense	939	715	1,795	1,409

Net Interest Income	2,060	1,889	4,039	3,710

Provision for Loan Losses	94	64	165	106

Net Interest Income after Provision for Loan Losses	1,966	1,825	3,874	3,604

Non-Interest Income
Mortgage banking and title abstract fees	217	147	327	258
Other fees and services charges	44	18	118	44
Insurance commissions	103	89	182	166
Income from bank-owned life insurance	21	22	41	44
Net gain on loans held for sale	585	716	906	824
Gain on sale of SBA loans	-	16	23	16
Gain (loss) on sales and write-downs on other real estate owned	-	(67)	63	(63)
Other	50	20	102	29
Total Non-Interest Income	1,020	961	1,762	1,318

Non-Interest Expense
Salaries and employee benefits	1,621	1,353	3,289	2,670
Directors' fees and expenses	40	50	94	102
Occupancy and equipment	146	145	296	290
Data processing	93	86	179	133
Professional fees	123	94	183	184
FDIC deposit insurance assessment	46	43	93	87
Other real estate owned expense	2	1	2	8
Advertising	54	39	108	78
Amortization of other intangible	12	12	24	24
Other	144	165	320	303
Total Non-Interest Expense	2,281	1,988	4,588	3,879

Income before Income Taxes	705	798	1,048	1,043
Income Taxes	170	274	225	348
Net Income	$535	$524	$823	$695

Earnings per share - basic	$0.28	$0.28	$0.43	$0.38
Average shares outstanding - basic	1,904,344	1,865,612	1,903,658	1,851,945
Earnings per share - diluted	$0.27	$0.26	$0.42	$0.35
Average shares outstanding - diluted	1,963,852	2,008,404	1,962,954	1,993,280

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net Income	$535	$524	$823	$695

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(1)	25	14	45
Income tax effect	-	(8)	(3)	(15)

Other comprehensive income (loss)	(1)	17	11	30

Total Comprehensive Income	$534	$541	$834	$725

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2018
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity

BALANCE –DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

Common stock allocated by ESOP			62		34			96

Treasury stock purchased	(44,311)			(588)	2			(586)

Reissuance of treasury stock under 401(k) Plan	3,002		23	17				40

Reissuance of treasury stock under stock ncentive plan	4,997		(28)	28				-

Reissuance of treasury stock for exercise stock options	106,844		(57)	591				534

Stock based compensation expense			61					61

Release of 4,664 vested RRP shares			(22)		22			-

Cash dividends declared ($0.12 per share)							(232)	(232)

Net income							823	823

Other comprehensive income, net						11		11

BALANCE – JUNE 30, 2018	1,990,556	$28	$14,520	$(4,627)	$(219)	$(4)	$13,234	$22,932

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash Flows from Operating Activities
Net income	$823	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	106
Depreciation expense	102	91
Amortization of intangibles	24	24
Net amortization of securities premiums	10	9
Accretion of deferred loan fees and costs, net	(169)	(178)
Stock-based compensation expense	157	156
Net gain on loans held for sale	(906)	(824)
Loans held for sale-originations	(44,934)	(34,193)
Loans held for sale-proceeds	47,647	32,510
Gain on the sale of SBA loans	(23)	(16)
Net (gain) loss on sale and write-downs of other real estate owned	(63)	63
Increase in the cash surrender value of bank-owned life insurance	(41)	(44)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	8	(13)
Prepaid expenses and other assets	(23)	(599)
Accrued interest payable	9	5
Accrued expenses and other liabilities	(104)	(42)
Net Cash Provided by (Used in) Operating Activities	2,682	(2,250)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(541)	(562)
Redemption of interest-earning time deposits	500	1,295
Principal repayments of investment securities available for sale	579	698
Net increase in loans receivable	(8,140)	(12,151)
Purchase of Federal Home Loan Bank stock	(12)	(421)
Proceeds from the sale of other real estate owned	63	210
Capitalized expenditures on other real estate owned	(18)	(23)
Purchase of premises and equipment	(244)	(354)
Net Cash Used in Investing Activities	(7,813)	(11,308)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	3,760	1,636
Net increase in certificate accounts	12,017	460
Decrease in advances from borrowers for taxes and insurance	(93)	(47)
Net proceeds from Federal Home Loan Bank short-term borrowings	-	3,000
Proceeds from Federal Home Loan Bank long-term borrowings	-	8,000
Repayment of Federal Home Loan Bank long-term borrowings	-	(1,000)
Dividends paid	(232)	(172)
Purchase of treasury stock	(586)	(5)
Proceeds from the reissuance of treasury stock	40	68
Proceeds from the exercise of stock options	534	193
Net Cash Provided by Financing Activities	15,440	12,133
Net Increase (Decrease) in Cash and Cash Equivalents	10,309	(1,425)
Cash and Cash Equivalents – Beginning of Year	7,910	9,300
Cash and Cash Equivalents – End of Year	$18,219	$7,875

Cash payments for interest	$1,786	$1,404
Cash payments for income taxes	$290	$505
Transfer of loans to other real estate owned	$1,656	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At June 30, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2017 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2017 Annual Report on Form 10-K.  The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2018 and 2017.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company had two one-to-four family residential properties for which foreclosure proceedings are in process at June 30, 2018.  The total investment is $242,000.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2018, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and 2018.  These plans are more fully described in Note 10.
The Company also has an employee stock ownership plan ("ESOP").  This plan is more fully described in Note 10.  As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
Comprehensive Income..  Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet and  along with net income, are components of comprehensive income.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2018 and 2017, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$535,000	$524,000	$823,000	$695,000

Weighted average shares outstanding – basic	1,904,344	1,865,612	1,903,658	1,851,945
Effect of dilutive common stock equivalents	59,508	142,792	59,296	141,335
Adjusted weighted average shares outstanding – diluted	1,963,852	2,008,404	1,962,954	1,993,280

Basic earnings per share	$0.28	$0.28	$0.43	$0.38
Diluted earnings per share	$0.27	$0.26	$0.42	$0.35

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$(3)	$(25)	$(15)	$(38)
Other comprehensive income (loss) before classifications	(1)	17	11	30
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	(1)	17	11	30
Balance at the end of the period	$(4)	$(8)	$(4)	$(8)
______________
(1)          All amounts are net of tax.  Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below (in thousands):

	June 30, 2018	December 31, 2017
Due in one year or less	$1,604	$761
Due after one year through five years	3,316	4,118
Total	$4,920	$4,879

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2018 and December 31, 2017 are summarized below (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,241	$32	$(1)	$5,272
Federal Home Loan Mortgage Corporation securities	1,286	-	(32)	1,254
Federal National Mortgage Association securities	455	1	-	456
Total mortgage-backed securities	6,982	33	(33)	6,982
Debt securities:
U.S. government agency	360	-	(5)	355
Total available-for-sale-securities	$7,342	$33	$(38)	$7,337

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,624	$19	$-	$5,643
Federal Home Loan Mortgage Corporation securities	1,377	-	(35)	1,342
Federal National Mortgage Association securities	570	-	-	570
Total mortgage-backed securities	7,571	19	(35)	7,555
Debt securities:
U.S. government agency	360	-	(3)	357
Total available-for-sale-securities	$7,931	$19	$(38)	$7,912

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Debt securities
Due after one year through five years	$360	$355
Due after ten years	6,982	6,982
Total	$7,342	$7,337

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2018  and December 31, 2017 (in thousands):

	June 30, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Governmental National Mortgage Association mortgage-backed securities	2	$734	$(1)	$-	$-	$734	$(1)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	-	-	$1,254	$(32)	$1,254	$(32)
Debt securities, U.S. government agency	1	-	-	355	(5)	355	(5)
Total	5	$734	$(1)	$1,609	$(37)	$2,343	$(38)

	December 31, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$-	$-	$1,342	$(35)	$1,342	$(35)
Debt securities, U.S. government agency	1	-	-	357	(3)	357	(3)
Total	3	$-	$-	$1,699	$(38)	$1,699	$(38)

At June 30, 2018, there were five securities in an unrealized loss position that at such date had an aggregate depreciation of 1.60% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2018 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and six months ended June 30, 2018 or 2017.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

 Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):
	June 30, 2018	December 31, 2017
Real estate loans:
One-to-four family residential:
Owner occupied	$6,965	$5,681
Non-owner occupied	47,935	51,833
Total one-to-four family residential	54,900	57,514
Multi-family (five or more) residential	23,663	21,715
Commercial real estate	96,999	92,234
Construction	13,056	15,632
Home equity	4,313	5,129
Total real estate loans	192,931	192,224

Commercial business	17,793	11,954
Other consumer	125	138
Total Loans	210,849	204,316

Deferred loan fees and costs	(841)	(837)
Allowance for loan losses	(1,830)	(1,812)
Net Loans	$208,178	$201,667

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2018 and December 31, 2017  (in thousands):

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,543	$180	$242	$-	$6,965
One-to-four family residential non-owner occupied	47,624	-	311	-	47,935
Multi-family residential	23,663	-	-	-	23,663
Commercial real estate	95,091	1,908	-	-	96,999
Construction	12,774	-	282	-	13,056
Home equity	4,313	-	-	-	4,313
Commercial business	17,267	526	-	-	17,793
Other consumer	125	-	-	-	125
Total	$207,400	$2,614	$835	$-	$210,849

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,258	$423	$-	$-	$5,681
One-to-four family residential non-owner occupied	51,372	29	432	-	51,833
Multi-family residential	21,715	-	-	-	21,715
Commercial real estate	91,549	399	286	-	92,234
Construction	13,563	-	2,069	-	15,632
Home equity	5,129	-	-	-	5,129
Commercial business	11,419	535	-	-	11,954
Other consumer	138	-	-	-	138
Total	$200,143	$1,386	$2,787	$-	$204,316

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2018 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$242	$242	$-	$242	$-
One-to-four family residential non-owner occupied	323	323	-	325	9
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	282	282	-	2,054	-
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	93	93	20	93	3
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$242	$242	$-	$242	$-
One-to-four family residential non-owner occupied	416	416	20	418	12
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	5
Construction	282	282	-	2,054	-
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,073	$1,073	$25	$2,891	$19

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2018, the Company had four loans totaling $549,000 that were identified as troubled debt restructurings.  All four of these loans were performing in accordance with their modified terms.  At December 31, 2017, the Company had eight loans totaling $714,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.  During the six months ended June 30, 2018, no new loans were identified as TDRs and four loans previously identified as TDRs were paid off.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company's TDR loans as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

June 30, 2018
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	3	416	-	416	20
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	4	$549	$-	$549	$25

	December 31, 2017
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	536	-	536	25
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	1
Construction	-	-	-	-	-
Home equity	2	45	-	45	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$714	$-	$714	$26

The contractual aging of the TDRs in the table above as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

June 30, 2018
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	416	-	-	-	416
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$549	$-	$-	$-	$549

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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2018 and recorded investment in loans receivable as of June 30, 2018 (in thousands):

	June 30, 2018
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$54	$495	$164	$720	$142	$26	$170	$65	$1,836
Charge-offs	-	-	-	-	(100)	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	6	(56)	2	8	137	(2)	31	(32)	94
Ending balance	$60	$439	$166	$728	$179	$24	$201	$33	$1,830

For the Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Charge-offs	-	(47)	-	-	(100)	-	-	-	(147)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	12	(54)	14	41	143	(3)	61	(49)	165
Ending balance	$60	$439	$166	$728	$179	$24	$201	$33	$1,830

Ending balance evaluated for impairment:
Individually	$-	$20	$-	$5	$-	$-	$-	$-	$25
Collectively	$60	$419	$166	$723	$179	$24	$201	$33	$1,805

Loans receivable:
Ending balance:	$6,965	$47,935	$23,663	$96,999	$13,056	$4,313	$17,918		$210,849

Ending balance evaluated for impairment:
Individually	$242	$416	$-	$133	$282	$-	$-		$1,073
Collectively	$6,723	$47,519	$23,663	$96,866	$12,774	$4,313	$17,918		$209,776

The Bank allocated decreased allowance for loan loss provisions to the 1-4 family residential non-owner occupied portfolio class for the three and six months ended June 30, 2018, due primarily to decreased balances and changes to qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate portfolio classes for the three and six months ended June 30, 2018, due primarily to increased balances and delinquencies in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio classes for the three and six months ended June 30, 2018, due primarily to charge-offs in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial business portfolio classes for the three and six months ended June 30, 2018, due primarily to increased balances in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2017 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2017 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2017 (in thousands):

	December 31, 2017
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41	$503	$103	$616	$138	$37	$87	$80	$1,605
Charge-offs	-	(56)	-	(24)	-	-	-	-	(80)
Recoveries	-	-	-	3	-	-	-	-	3
Provision	7	93	49	92	(2)	(10)	53	2	284
Ending balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812

Ending balance evaluated for impairment:
Individually	$-	$70	$-	$1	$-	$-	$-	$-	$71
Collectively	$48	$470	$152	$686	$136	$27	$140	$82	$1,741

Loans receivable:
Ending balance	$5,681	$51,833	$21,715	$92,234	$15,632	$5,129	$12,092		$204,316

Ending balance evaluated for impairment:
Individually	$-	$656	$-	$133	$2,069	$45	$-		$2,903
Collectively	$5,681	$51,177	$21,715	$92,101	$13,563	$5,084	$12,092		$201,413

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
One-to-four family residential owner occupied	$242	$-
One-to-four family residential non-owner occupied	-	120
Multi-family residential	-	-
Commercial real estate	-	-
Construction	282	2,069
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$524	$2,189

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $785,000 and $3.1 million at June 30, 2018 and December 31, 2017, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2018 and 2017 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $9,000 and $18,000 for the three and six months ended June 30, 2018, respectively.   Interest income foregone on non-accrual loans was approximately $30,000 and $55,000 for the three and six months ended June 30, 2017, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$316	$422	$738	$6,227	$6,965	$180
One-to-four family residential non-owner occupied	974	81	1,055	46,880	47,935	81
Multi-family residential	-	-	-	23,663	23,663	-
Commercial real estate	867	-	867	96,132	96,999	-
Construction	353	282	635	12,421	13,056	-
Home equity	32	-	32	4,281	4,313	-
Commercial business	446	-	446	17,347	17,793	-
Other consumer	-	-	-	125	125	-
Total	$2,988	$785	$3,773	$207,076	$210,849	$261

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

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at June 30, 2018 was $392,000 net of accumulated amortization of $93,000.  Amortization expense for the three and six months ended for both June 30, 2018 and 2017 amounted to $12,000 and $24,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):
	June 30, 2018	December 31, 2017
Non-interest bearing checking accounts	$11,873	$7,956
Passbook accounts	303	463
Savings accounts	1,912	2,353
Money market accounts	30,855	30,411
Certificates of deposit	157,055	145,038
Total deposits	$201,998	$186,221

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$10,000	2.10%	$10,000	1.54%

Fixed rate borrowings maturing:
2018	3,000	1.46	3,000	1.46
2019	3,000	1.86	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	3,000	2.05	3,000	2.05
2022	3,000	2.18	3,000	2.18
2023	3,000	2.33	3,000	2.33
2024	1,000	2.54	1,000	2.54
Total FHLB long-term debt	$18,000	2.01%	$18,000	2.01%

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2018, the Company recognized $48,000 and $96,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2017, the Company recognized $47,000 and $92,000 of ESOP expense, respectively.

Recognition & Retention and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at an average price of $4.68 totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 37,750, or 25%, may be restricted stock awards, for a balance of 117,250 stock options assuming all the restricted shares are awarded.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

As of June 30, 2018, a total of 48,608 share awards were unvested under the 2013 and 2018 Stock Incentive Plan and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plan as of June 30, 2018 and 2017 and changes during the six months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018		June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	10,061	$8.10	20,524	$8.10
Granted	48,608	13.30	-	-
Vested	(9,661)	8.10	(10,263)	8.10
Forfeited	(400)	8.10	-	-
Unvested at the end of the period	48,608	$13.30	10,261	$8.10

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the six months ended June 30, 2018 and 2017, the Company recognized approximately $42,000 of compensation expense.  A tax benefit of approximately $9,000 and $14,000 was recognized during the three months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, approximately $630,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.9 years.

Stock Option and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the "Option Plan").  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "Stock Incentive Plan").  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the "Stock Incentive Plan").  The Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 37,750, or 25%, may be restricted stock awards, for a balance of 117,250 stock options assuming all the restricted shares are awarded.

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

As of June 30, 2018, a total of 279,836 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 38,250 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and 2013 and 2018 Stock Incentive Plans of June 30, 2018 and 2017 and changes during the six months ended June 30, 2018 and 2017 is as follows:

	2018			2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	265,302	$6.74	3.2	316,348	$6.49	3.8
Granted	136,636	13.30	9.9	-	-	-
Exercised	(106,844)	5.00	-	(38,800)	5.00	-
Forfeited	(15,258)	6.22	-	-	-	-
Outstanding at end of period	279,836	$10.64	7.8	277,548	$6.70	3.6
Exercisable at end of period	143,200	$8.10	4.9	247,228	$6.53	3.4

During both the six month periods ended June 30, 2018 and 2017, compensation expense was recognized in the amount of approximately $19,000 and $22,000, respectively.  A tax expense of approximately $1,000 was recognized during the six months ended June 30, 2018.  A tax benefit of approximately $2,000 was recognized during the six months ended June 30, 2018.  As of June 30, 2018, approximately $127,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.9 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2018 (in thousands):
	June 30, 2018
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,272	$-	$5,272	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,254	-	1,254	-
Federal National Mortgage Association mortgage-backed securities	456	-	456	-
Debt securities, U.S. government agency	355	-	355	-
Total investment securities available for sale	$7,337	$-	$7,337	$-
Total recurring fair value measurements	$7,337	$-	$7,337	$-

Nonrecurring fair value measurements
Impaired loans	$1,048	$-	$-	$1,048
Other real estate owned	1,674	-	-	1,674
Total nonrecurring fair value measurements	$1,722	$-	$-	$1,722

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2017 (in thousands):
	December 31, 2017
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,643	$-	$5,643	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,342	-	1,342	-
Federal National Mortgage Association mortgage-backed securities	570	-	570	-
Debt securities, U.S. government agency	357	-	357	-
Total investment securities available for sale	$7,912	$-	$7,912	$-
Total recurring fair value measurements	$7,912	$-	$7,912	$-

Nonrecurring fair value measurements
Impaired loans	$2,832	$-	$-	$2,832
Total nonrecurring fair value measurements	$2,832	$-	$-	$2,832

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,048	Appraisal of collateral (1)	Appraisal adjustments (2)	8%-22% (1%)

Other real estate owned	$1,674	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-6% (6%)

	December 31, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,832	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-27% (1%)
_________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company's financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements at
			June 30, 2018
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$18,219	$18,219	$18,219	$-	$-
Investment in interest-earning time deposits	4,920	4,943	-	-	4,943
Loans held for sale	5,199	5,384	5,384	-	-
Loans receivable, net	208,178	209,716	-	-	209,716
Accrued interest receivable	1,013	1,013	1,013	-	-
Investment in FHLB stock	1,246	1,246	1,246	-	-
Bank-owned life insurance	3,855	3,855	3,855	-	-

Financial Liabilities
Deposits	201,998	202,732	44,943	-	157,789
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	18,000	16,962	-	-	16,962
Accrued interest payable	176	176	176	-	-
Advances from borrowers for taxes and insurance	2,330	2,330	2,330	-	-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
			Fair Value Measurements at
			December 31, 2017
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$7,910	$7,910	$7,910	$-	$-
Investment in interest-earning time deposits	4,879	4,912	-	-	4,912
Loans held for sale	7,006	7,232	7,232	-	-
Loans receivable, net	201,667	202,803	-	-	202,803
Accrued interest receivable	1,021	1,021	1,021	-	-
Investment in FHLB stock	1,234	1,234	1,234	-	-
Bank-owned life insurance	3,814	3,814	3,814	-	-

Financial Liabilities
Deposits	186,221	187,309	41,183	-	146,126
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	18,000	16,982	-	-	16,982
Accrued interest payable	167	167	167	-	-
Advances from borrowers for taxes and insurance	2,423	2,423	2,423	-	-

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

At June 30, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

General.   The Company's total assets at June 30, 2018 were $255.9 million, an increase of $16.3 million, or 6.8%, from $239.6 million at December 31, 2017.  This growth in total assets was primarily due to a $10.3 million, or 130.3% increase in cash and cash equivalents, a $6.5 million, or 3.2%, increase in loans receivable, net, and a $1.7 million increase in other real estate owned, net, partially offset by a $1.8 million, or 25.8%, decrease in loans held for sale and a $575,000, or 7.3% decrease in investment securities available for sales.  Asset growth was funded primarily by deposits which increased $15.8 million, or 8.5%, to $202.0 million at June 30, 2018 from $186.2 million at December 31, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $10.3 million, or 130.3%, from $7.9 million at December 31, 2017 to $18.2 million at June 30, 2018 with the expectation that excess liquidity will be used to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $575,000, or 7.3%, from $7.9 million at December 31, 2017 to $7.3 million at June 30, 2018, due primarily to the principal repayments on these securities during the six months ended June 30, 2018.

Loans Held for Sale.  Loans held for sale decreased $1.8 million, or 25.8%, from $7.0 million at December 31, 2017 to $5.2 million at June 30, 2018 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $43.4 million of one-to-four family residential loans during the six months ended June 30, 2018 and sold $45.1 million of loans in the secondary market during this same period. In addition, the Bank originated $1.5 million of equipment loans held for sale during the six months ended June 30, 2018 and sold $1.6 million of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $6.5 million, or 3.2%, to $208.2 million at June 30, 2018 from $201.7 million December 31, 2017.  This increase was funded primarily from deposits and proceeds from the sale of loans held for sale.  Increases within the portfolio occurred in commercial real estate loans which increased $4.8 million, or 5.2%, commercial business loans which increased $5.8 million, or 48.8%, multi-family residential loans which increased $1.9 million, or 9.0%, and one-to-four family residential owner occupied loans which increased $1.3 million, or 22.6%.  These increases were partially offset by a $3.9 million, or 7.5%, decrease in one-to-four family residential non-owner occupied loans, a $2.6 million, or 16.5%, decrease in construction loans an $816,000, or 15.9%, decrease in home equity loans, and a $13,000, or 9.4%, decrease in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.7 million at June 30, 2018, consisting of one property.  There were no properties in other real estate owned at December 31, 2017.  During the quarter, collateral for a non-performing construction loan with an aggregate outstanding balance of $1.8 million at the time of foreclosure, was transferred into OREO.  In conjunction with this transfer, $100,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Non-performing assets amounted to $2.5 million, or 0.96% of total assets at June 30, 2018 compared to $3.1 million, or 1.28% of total assets at December 31, 2017.

Deposits.  Total deposits increased $15.8 million, or 8.5%, to $202.0 million at June 30, 2018 from $186.2 million at December 31, 2017. This increase in deposits was primarily attributable to increases of $12.0 million, or 8.3%, in certificates of deposit, $3.9 million, or 49.2% in non-interest bearing checking accounts, and $444,000, or 1.5%, in money market accounts, partially offset by a $441,000, or 18.7% decrease in savings accounts and a $160,000, or 34.6% decrease in passbook accounts.

Stockholders' Equity.  Total stockholders' equity increased $747,000, or 3.4%, to $22.9 million at June 30, 2018 from $22.2 million at December 31, 2017.  Contributing to the increase was net income for the six months ended June 30, 2018 of $823,000, the reissuance of treasury stock for exercised stock options of $534,000, common stock earned by participants in the employee stock ownership plan of $96,000, amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $40,000, and other comprehensive income, net of $11,000.  These increases were partially offset by the purchase of treasury stock of $586,000 and by dividends paid of $232,000.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General.  Net income amounted to $535,000 for the three months ended June 30, 2018, an increase of $11,000, or 2.1%, compared to net income of $524,000 for three months ended June 30, 2017.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $171,000, a decrease in the provision for income taxes of $104,000, and an increase in non-interest income of $59,000, partially offset by an increase in non-interest expense of $293,000 and an increase in the provision for loan losses of $30,000.

Net Interest Income.  Net interest income increased $171,000, or 9.1%, to $2.1 million for the three months ended June 30, 2018 from $1.9 million for the three months ended June 30, 2017.  The increase was driven by a $395,000, or 15.2%, increase in interest income, partially offset by a $224,000, or 31.3%, increase in interest expense.

Interest Income.  Interest income increased $395,000, or 15.2%, to $3.0 million for the three months ended June 30, 2018 from $2.6 million for the three months ended June 30, 2017. The increase in interest income was primarily due to a $25.7 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $187.9 million for the three months ended June 30, 2017 to an average balance of $213.6 million for the three months ended June 30, 2018, and had the effect of increasing interest income $345,000.  The increase in interest income was also due to a $10.4 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $6.7 million for the three months ended June 30, 2017 to an average balance of $17.1 million for the three months ended June 30, 2018, and had the effect of increasing interest income $27,000.  Also contributing to this increase was a 64 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.02% for the three months ended June 30, 2017 to 1.66% for the three months ended June 30, 2018, which had the effect of increasing interest income $27,000.

Interest Expense.  Interest expense increased $224,000, or 31.3%, to $939,000 for the three months ended June 30, 2018 from $715,000 for the three months ended June 30, 2017.  The increase in interest expense was primarily attributable to a $28.2 million increase in average interest-bearing liabilities, which increased from an average balance of $189.0 million for the three months ended June 30, 2017 to an average balance of $217.2 million for the three months ended June 30, 2018, and had the effect of increasing interest expense $122,000.  This increase in average interest-bearing liabilities was primarily attributable to an $18.7 million increase in average certificate of deposit accounts which increased from an average balance of $136.2 million for the three months ended June 30, 2017 to an average balance of $154.9 million for the three months ended June 30, 2018, and had the effect of increasing interest expense $81,000, and an $11.1 million increase in average Federal Home Loan Bank borrowings which increased from an average balance of $16.9 million for the three months ended June 30, 2017 to an average balance of $28.0 million for the three months ended June 30, 2018, and had the effect of increasing interest expense $45,000.  Also contributing to this increase was a 22 basis point increase in the average rate on interest-bearing liabilities, from 1.51% for the three months ended June 30, 2017 to 1.73% for the three months ended June 30, 2018, which had the effect of increasing interest expense by $102,000.  This increase in rate was primarily attributable to an 18 basis point increase in rate on average certificate of deposit accounts, which increased from 1.72% for the three months ended June 30, 2017 to 1.90% for the three months ended June 30, 2018, and had the effect of increasing interest expense by $68,000, and a 55 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 1.44% for the three months ended June 30, 2017 to 1.99% for the three months ended June 30, 2018, which had the effect of increasing interest expense by $34,000.

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

	Three Months Ended June 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$17,070		$71	1.66%	$6,697		$17	1.02%
Investment in interest-earning time deposits	4,920		22	1.79	5,361		20	1.49
Investment securities available for sale	7,554		37	1.96	9,102		36	1.58
Loans receivable, net (1) (2) (3)	213,555		2,849	5.34	187,863		2,523	5.37
Investment in FHLB stock	1,246		20	6.42	797		8	4.02
Total interest-earning assets	244,345		2,999	4.91%	209,820		2,604	4.96%
Non-interest-earning assets	8,812				9,034
Total assets	$253,157				$218,854
Interest-bearing liabilities:
Passbook accounts	$329	$	*	* %	$721	$	*	* %
Savings accounts	1,968		1	0.20	1,437		1	0.28
Money market accounts	31,948		64	0.80	33,718		67	0.79
Certificate of deposit accounts	154,925		735	1.90	136,170		586	1.72
Total deposits	189,170		800	1.69	172,046		654	1.52
FHLB short-term borrowings	10,000		48	1.92	7,750		21	1.08
FHLB long-term borrowings	18,000		91	2.02	9,179		40	1.74
Total interest-bearing liabilities	217,170		939	1.73%	188,975		715	1.51%
Non-interest-bearing liabilities	13,299				8,406
Total liabilities	230,469				197,381
Stockholders' Equity	22,688				21,473
Total liabilities and Stockholders' Equity	$253,157				$218,854
Net interest-earning assets	$27,175				$20,845
Net interest income; average interest rate spread			$2,060	3.18%			$1,889	3.45%
Net interest margin (4)				3.37%				3.60%
Average interest-earning assets to average interest-bearing liabilities				112.51%				111.03%

_______________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $20,000 and an average yield of 3.63% for the three months ended June 30, 2018 and an aggregate average balance of $73,000 and an average yield of 4.04% for the three months ended June 30, 2017.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The provision for loan losses increased $30,000, or 46.9%, from $64,000 for the three months ended June 30, 2017 to $94,000 for the three months ended June 30, 2018.  The increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2018.

Non-performing loans amounted to $785,000, or 0.38% of net loans receivable at June 30, 2018, consisting of five loans, three of which are on non-accrual status and two of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.1 million, or 1.52% of net loans receivable at December 31, 2017, consisting of eleven loans, three of which were on non-accrual status and eight of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2018 include three one-to-four family owner occupied residential loans, one construction loan, and one commercial real estate loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended June 30, 2018, no new loans were placed on non-accrual status and one loan was transferred to other real estate owned.  The allowance for loan losses as a percent of total loans receivable was 0.87% at June 30, 2018 and 0.89% at December 31, 2017.

Other real estate owned (OREO) amounted to $1.7 million at June 30, 2018, consisting of one property.  There were no properties in other real estate owned at December 31, 2017.  During the quarter, collateral for a non-performing construction loan with an aggregate outstanding balance of $1.8 million at the time of foreclosure, was transferred into OREO. In conjunction with this transfer, $100,000 of the outstanding loan balance was charged-off through the allowance for loan losses.  Non-performing assets amounted to $2.5 million, or 0.96% of total assets at June 30, 2018 compared to $3.1 million, or 1.28% of total assets at December 31, 2017.

                Non-Interest Income.  Non-interest income increased $59,000, or 6.1%, from $961,000 for the three months ended June 30, 2017 to $1.0 million for the three months ended June 30, 2018 due primarily to a $70,000, or 47.6%, increase in mortgage banking and title abstract fees, a $67,000 decrease in loss on sales and write-downs on other real estate owned, a $30,000, or 150.0%, increase in other non-interest income, a $26,000, or 144.4%, increase in other fees and service charges, and a $14,000, or 15.7%, increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank.  These increases were partially offset by a $131,000, or 18.3%, decrease in net gain on loans held for sale, a $16,000 decrease in gain on the sale of SBA loans, and a $1,000, or 4.5%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $293,000, or 14.8%, from $2.0 million for the three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018.  Salaries and employee benefits expense accounted for $268,000 of the change as this expense increased 19.8%, from $1.4 million for the three months ended June 30, 2017 to $1.6 million for the three months ended June 30, 2018 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations, and the expansion of our real estate agency subsidiary through the acquisition of a local real estate agency in August 2017.  Also contributing to the increase was a $29,000, or 30.9%, increase in professional fees, a $15,000, or 38.5%, increase in advertising expense, a $7,000, or 8.1%, increase in data processing expense, a $3,000, or 7.0%, increase in FDIC insurance assessment, a $1,000, or 0.7%, increase in occupancy and equipment expense, and a $1,000, or 100.0%, increase in other real estate owned expense.  These increases were partially offset by a $21,000, or 12.7%, decrease in other non-interest expense and a $10,000, or 20.0%, decrease in directors' fees and expenses.

Provision for Income Tax.  The provision for income tax decreased $104,000, or 38.0%, from $274,000 for the three months ended June 30, 2017 to $170,000 for the three months ended June 30, 2018 as our effective tax rate decreased from 34.3% for the three months ended June 30, 2017 to 24.1% for the three months ended  June 30, 2018 primarily due to the decrease in the Company's federal income tax rate from 34% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General.  Net income amounted to $823,000 for the six months ended June 30, 2018, an increase of $128,000, or 18.4%, compared to net income of $695,000 for six months ended June 30, 2017.  The increase in net income was primarily the result of increases in non-interest income of $444,000 and net interest income of $329,000, and a decrease in the provision for income taxes of $123,000, partially offset by an increase in non-interest expense of $709,000 and an increase in the provision for loan losses of $59,000.

 Net Interest Income.  Net interest income increased $329,000, or 8.9%, to $4.0 million for the six months ended June 30, 2018 from $3.7 million for the six months ended June 30, 2017 due primarily to a $715,000, or 14.0%, increase in interest income, partially offset by a $386,000, or 27.4%, increase in interest expense.

Interest Income.  Interest income increased $715,000, or 14.0%, to $5.8 million for the six months ended June 30, 2018 from $5.1 million for the six months ended June 30, 2017.  The increase in interest income was primarily due to a $25.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $184.8 million for the six months ended June 30, 2017 to an average balance of $210.7 million for the six months ended June 30, 2018, and had the effect of increasing interest income $694,000.  Partially offsetting this increase was an eight basis point decline in the yield on loans receivable, net, including loans held for sale, from 5.36% for the six months ended June 30, 2017 to 5.28% for the six months ended June 30, 2018, which had the effect of decreasing interest income by $89,000.  The increase in interest income was also due to a $6.3 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $8.4 million for the six months ended June 30, 2017 to an average balance of $14.7 million for the six months ended June 30, 2018, and had the effect of increasing interest income $30,000.  Also contributing to this increase was a 69 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 0.95% for the six months ended June 30, 2017 to 1.64% for the six months ended June 30, 2018, which had the effect of increasing interest income by $51,000.

Interest Expense.  Interest expense increased $386,000, or 27.4%, to $1.8 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017.  The increase in interest expense was primarily attributable to a $25.0 million increase in average interest-bearing liabilities, which increased from an average balance of $188.6 million for the six months ended June 30, 2017 to an average balance of $213.6 million for the six months ended June 30, 2018, and had the effect of increasing interest expense $210,000.  This increase in average interest-bearing liabilities was primarily attributable to a $14.8 million increase in average certificate of deposit accounts which increased from an average balance of $137.0 million for the six months ended June 30, 2017 to an average balance of $151.8 million for the six months ended June 30, 2018, and had the effect of increasing interest expense $127,000, and an $11.8 million increase in average Federal Home Loan Bank borrowings which increased from an average balance of $16.2 million for the six months ended June 30, 2017 to an average balance of $28.0 million for the six months ended June 30, 2018, and had the effect of increasing interest expense $89,000.  Also contributing to this increase was a 19 basis point increase in the average rate on interest-bearing liabilities, from 1.49% for the six months ended June 30, 2017 to 1.68% for the six months ended June 30, 2018, which had the effect of increasing interest expense by $176,000.  This increase in rate was primarily attributable to a 14 basis point increase in rate on average certificate of deposit accounts, which increased from 1.71% for the six months ended June 30, 2017 to 1.85% for the six months ended June 30, 2018, and had the effect of increasing interest expense by $106,000, and a 58 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 1.32% for the six months ended June 30, 2017 to 1.90% for the six months ended June 30, 2018, which had the effect of increasing interest expense by $70,000.

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

	Six Months Ended June 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$14,754		$121	1.64%	$8,453	$40	0.95%
Investment in interest-earning time deposits	4,903		45	1.84	5,712	46	1.61
Investment securities available for sale	7,681		72	1.87	9,254	65	1.40
Loans receivable, net (1) (2) (3)	210,708		5,558	5.28	184,824	4,953	5.36
Investment in FHLB stock	1,240		38	6.13	755	15	3.97
Total interest-earning assets	239,286		5,834	4.88%	208,998	5,119	4.90%
Non-interest-earning assets	8,741				9,135
Total assets	$248,027				$218,133
Interest-bearing liabilities:
Passbook accounts	$362	$	*	* %	$817	$1	0.24%
Savings accounts	1,986		2	0.20	1,608	2	0.25
Money market accounts	31,509		125	0.79	33,000	131	0.79
Certificate of deposit accounts	151,785		1,402	1.85	136,961	1,168	1.71
Total deposits	185,642		1,529	1.65	172,386	1,302	1.51
FHLB short-term borrowings	10,000		84	1.68	7,429	33	0.89
FHLB long-term borrowings	18,000		182	2.02	8,789	74	1.68
Total interest-bearing liabilities	213,642		1,795	1.68%	188,604	1,409	1.49%
Non-interest-bearing liabilities	11,858				8,261
Total liabilities	225,500				196,865
Stockholders' Equity	22,527				21,268
Total liabilities and Stockholders' Equity	$248,027				$218,133
Net interest-earning assets	$25,644				$20,394
Net interest income; average interest rate spread			$4,039	3.20%		$3,710	3.41%
Net interest margin (4)				3.38%			3.55%
Average interest-earning assets to average interest-bearing liabilities				112.00%			110.81%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $27,000 and an average yield of 4.23% for the six months ended June 30, 2018 and an aggregate average balance of $79,000 and an average yield of 4.03% for the six months ended June 30, 2017.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $59,000, or 55.7%, from $106,000 for the six months ended June 30, 2017 to $165,000 for the six months ended June 30, 2018.  As was the case for the quarter, the increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $444,000, or 33.7%, for the six months ended June 30, 2018 over the comparable period in 2017 primarily due to a $126,000 net increase in gain on sales and write-downs on other real estate owned, an $82,000, or 10.0%, increase in net gain on loans held for sale, a $74,000, or 168.2%, increase in other fees and services charges, a $73,000, or 251.7%, increase in other non-interest income, a $69,000, or 26.7%, increase in mortgage banking and title abstract fees, a $16,000, or 9.6%, increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank, and a $7,000, or 43.8%, increase in gain on sale of SBA loans.  These increases were partially offset by a $3,000, or 6.8%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $709,000, or 18.3%, from $3.9 million for the six months ended June 30, 2017 to $4.6 million for the six months ended June 30, 2018.  Salaries and employee benefits expense accounted for $619,000 of the change as this expense increased 23.2%, from $2.7 million for the six months ended June 30, 2017 to $3.3 million for the six months ended June 30, 2018 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations, and the expansion of our real estate agency subsidiary through the acquisition of a local real estate agency in August 2017. Also contributing to the increase was a  $46,000, or 34.6%, increase in data processing expense, a $30,000, or 38.5%, increase in advertising expense, a $17,000, or 5.6%, increase in other non-interest expense, a $6,000, or 2.1%, increase in occupancy and equipment expense, and a $6,000, or 6.9%, increase in FDIC insurance assessment.  These increases were partially offset by an $8,000, or 7.8%, decrease in directors' fees and expenses, a $6,000, or 75.0%, decrease in other real estate owned expense, and a $1,000, or 0.5%, decrease in professional fees.

Provision for Income Tax.  The provision for income tax decreased $123,000, or 35.3%, from $348,000 for the six months ended June 30, 2017 to $225,000 for the six months ended June 30, 2018 as our effective tax rate decreased from 33.4% for the six months ended June 30, 2017 to 21.5% for the six months ended  June 30, 2018 primarily due to the decrease in the Company's federal income tax rate from 34% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act, and an increase in a tax deduction taken related to the exercise of non-qualified stock options during this same period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2018, the Company's cash and cash equivalents amounted to $18.2 million.  At such date, the Company also had $1.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2018, Quaint Oak Bank had outstanding commitments to originate loans of $12.8 million and commitments under unused lines of credit of $13.3 million.

At June 30, 2018, certificates of deposit scheduled to mature in less than one year totaled $47.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2018, we had $28.0 million of borrowings from the FHLB and had $125.2 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank's FHLB stock as collateral for such advances.  In addition, as of June 30, 2018 Quaint Oak Bank had $850,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2018.

Our stockholders' equity amounted to $22.9 million at June 30, 2018, an increase of $747,000 million, or 3.4%, from $22.2 million at December 31, 2017. Contributing to the increase was net income for the six months ended June 30, 2018 of $823,000, the reissuance of treasury stock for exercised stock options of $534,000, common stock earned by participants in the employee stock ownership plan of $96,000, amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $40,000, and other comprehensive income, net of $11,000.  These increases were partially offset by the purchase of treasury stock of $586,000 and by dividends paid of $232,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2018, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.17%, 11.14%, 11.14 and 12.15%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2018, we had unfunded commitments under lines of credit of $13.3 million and $12.8 million of commitments to originate loans.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2018.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Not applicable.

(b)          Not applicable.

(c)          Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended June 30, 2018 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 – April 30, 2018	5,000	$13.14	5,000	14,344
May 1, 2018 – May 31, 2018	19,210	13.07	-	14,344
June 1, 2018 – June 30, 2018	-	-	-	14,344
Total	24,210	$13.08	5,000	14,344

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

Date: August 13, 2018	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 13, 2018	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer