Form 10-Q
period 2018-09-30
QUAINT OAK BANCORP INC
filed 2018-11-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
                                                                                                                                                                                                                                                                    [X]  Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Emerging growth company	[ ]
Smaller reporting company	[X]

               If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 8, 2018, 1,986,410 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2018	2017
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$468	$64
Due from banks, interest-bearing	13,092	7,846
Cash and cash equivalents	13,560	7,910
Investment in interest-earning time deposits	4,927	4,879
Investment securities available for sale	6,950	7,912
Loans held for sale	7,433	7,006
Loans receivable, net of allowance for loan losses (2018 $1,898; 2017 $1,812)
Accrued interest receivable	1,117	1,021
Investment in Federal Home Loan Bank stock, at cost	1,086	1,234
Bank-owned life insurance	3,874	3,814
Premises and equipment, net	2,097	1,988
Goodwill	515	515
Other intangible, net of accumulated amortization	380	416
Other real estate owned, net	1,600	-
Prepaid expenses and other assets	1,436	1,234
Total Assets	$258,955	$239,596

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$15,624	$7,956
Interest-bearing	193,375	178,265
Total deposits	208,999	186,221
Federal Home Loan Bank short-term borrowings	9,000	10,000
Federal Home Loan Bank long-term borrowings	15,000	18,000
Accrued interest payable	183	167
Advances from borrowers for taxes and insurance	1,811	2,423
Accrued expenses and other liabilities	412	600
Total Liabilities	235,405	217,411

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,991,623 and 1,920,024 outstanding at September 30, 2018 and December 31, 2017, respectively	28	28
Additional paid-in capital	14,604	14,481
Treasury stock, at cost: 2018 785,627 shares; 2017 857,226 shares	(4,621)	(4,675)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(202)	(253)
Recognition & Retention Plan Trust (RRP)	-	(24)
Accumulated other comprehensive loss	(11)	(15)
Retained earnings	13,752	12,643
Total Stockholders' Equity	23,550	22,185
Total Liabilities and Stockholders' Equity	$258,955	$239,596

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Interest Income
Interest and fees on loans	$2,932	$2,577	$8,490	$7,530
Interest and dividends on investment securities and interest-bearing deposits with others	181	96	457	262
Total Interest Income	3,113	2,673	8,947	7,792

Interest Expense
Interest on deposits	856	685	2,384	1,987
Interest on Federal Home Loan Bank short-term borrowings	57	32	142	68
Interest on Federal Home Loan Bank long-term borrowings	88	68	270	139
Total Interest Expense	1,001	785	2,796	2,194

Net Interest Income	2,112	1,888	6,151	5,598

Provision for Loan Losses	183	83	348	189

Net Interest Income after Provision for Loan Losses	1,929	1,805	5,803	5,409

Non-Interest Income
Mortgage banking and title abstract fees	273	229	600	487
Other fees and services charges	32	5	150	49
Insurance commissions	101	90	283	256
Income from bank-owned life insurance	19	21	60	65
Net gain on loans held for sale	673	687	1,579	1,511
Gain on sale of SBA loans	82	32	105	48
Gain (loss) on sales and write-downs of other real estate owned	-	-	63	(63)
Other	41	32	143	61
Total Non-Interest Income	1,221	1,096	2,983	2,414

Non-Interest Expense
Salaries and employee benefits	1,569	1,324	4,858	3,994
Directors' fees and expenses	54	52	148	154
Occupancy and equipment	150	137	446	427
Data processing	108	86	287	219
Professional fees	108	105	291	289
FDIC deposit insurance assessment	47	44	140	131
Other real estate owned expense	8	4	10	12
Advertising	53	39	161	117
Amortization of other intangible	12	13	36	37
Other	166	144	486	447
Total Non-Interest Expense	2,275	1,948	6,863	5,827

Income before Income Taxes	875	953	1,923	1,996
Income Taxes	217	358	442	706
Net Income	$658	$595	$1,481	$1,290

Earnings per share - basic	$0.34	$0.32	$0.77	$0.69
Average shares outstanding - basic	1,945,553	1,868,969	1,916,817	1,857,682
Earnings per share - diluted	$0.33	$0.30	$0.75	$0.65
Average shares outstanding - diluted	2,016,537	2,007,819	1,978,517	1,998,138

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net Income	$658	$595	$1,481	$1,290

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(9)	11	5	56
Income tax effect	2	(4)	(1)	(19)

Other comprehensive income (loss)	(7)	7	4	37

Total Comprehensive Income	$651	$602	$1,485	$1,327

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2018
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Loss	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

Common stock allocated by ESOP (10,821 shares)			94		51			145

Treasury stock purchase	(44,311)			(588)	2			(586)

Reissuance of treasury stock under 401(k) Plan	4,069		31	23				54

Reissuance of treasury stock under stock incentive plan	4,997		(28)	28				-

Reissuance of treasury stock for exercised stock options	106,844		(57)	591				534

Stock based compensation expense			105					105

Release of 4,664 vested RRP shares			(22)		22			-

Cash dividends declared ($0.19 per share)							(372)	(372)

Net income							1,481	1,481

Other comprehensive income, net						4		4

BALANCE –SEPTEMBER 30, 2018	1,991,623	$28	$14,604	$(4,621)	$(202)	$(11)	$13,752	$23,550

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,481	$1,290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	348	189
Depreciation expense	153	121
Amortization of intangibles	36	37
Net amortization of securities premiums	15	15
Accretion of deferred loan fees and costs, net	(269)	(253)
Stock-based compensation expense	250	235
Net gain on loans held for sale	(1,579)	(1,511)
Loans held for sale-originations	(80,537)	(62,106)
Loans held for sale-proceeds	81,689	61,856
Gain on the sale of SBA loans	(105)	(48)
Net (gain) loss on sale and write-downs of other real estate owned	(63)	63
Increase in the cash surrender value of bank-owned life insurance	(60)	(65)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(96)	(63)
Prepaid expenses and other assets	(203)	(243)
Accrued interest payable	16	5
Accrued expenses and other liabilities	(188)	(152)
Net Cash Provided by (Used in) Operating Activities	888	(630)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(809)	(1,630)
Redemption of interest-earning time deposits	761	2,849
Principal repayments of investment securities available for sale	952	1,162
Net increase in loans receivable	(13,828)	(16,852)
Redemption (purchase) of Federal Home Loan Bank stock	148	(421)
Proceeds from the sale of other real estate owned	63	210
Capitalized expenditures on other real estate owned	(59)	(23)
Purchase of premises and equipment	(262)	(364)
Net Cash Used in Investing Activities	(13,034)	(15,069)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	5,878	43
Net increase in certificate accounts	16,900	5,348
Decrease in advances from borrowers for taxes and insurance	(612)	(429)
Net (repayments) proceeds from Federal Home Loan Bank short-term borrowings	(1,000)	4,500
Proceeds from Federal Home Loan Bank long-term borrowings	-	8,000
Repayment of Federal Home Loan Bank long-term borrowings	(3,000)	(2,500)
Dividends paid	(372)	(269)
Purchase of treasury stock	(586)	(341)
Proceeds from the reissuance of treasury stock	54	83
Proceeds from the exercise of stock options	534	193
Net Cash Provided by Financing Activities	17,796	14,628
Net Increase (Decrease) in Cash and Cash Equivalents	5,650	(1,071)
Cash and Cash Equivalents – Beginning of Year	7,910	9,300
Cash and Cash Equivalents – End of Year	$13,560	$8,229

Cash payments for interest	$2,780	$2,189
Cash payments for income taxes	$321	$789
Transfer of loans to other real estate owned	$1,541	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At September 30, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2017 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp's 2017 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2018 and 2017.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  The Company had two one-to-four family residential properties for which foreclosure proceedings are in process at September 30, 2018.  The total investment in these two properties is $182,000.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2018, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and 2018.  These plans are more fully described in Note 10.
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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  This Update is not expected to have a significant impact on the Company's financial statements

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company's financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company's financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company's financial statements.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs").  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2018 and 2017, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$658,000	$595,000	$1,481,000	$1,290,000

Weighted average shares outstanding – basic	1,945,553	1,868,969	1,916,817	1,857,682
Effect of dilutive common stock equivalents	70,984	138,850	61,700	140,456
Adjusted weighted average shares outstanding – diluted	2,016,537	2,007,819	1,978,517	1,998,138

Basic earnings per share	$0.34	$0.32	$0.77	$0.69
Diluted earnings per share	$0.33	$0.30	$0.75	$0.65

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$(4)	$(8)	$(15)	$(38)
Other comprehensive income (loss) before classifications	(7)	7	4	37
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	(7)	7	4	37
Balance at the end of the period	$(11)	$(1)	$(11)	$(1)
_______________
(1)          All amounts are net of tax.  Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below (in thousands):

	September 30, 2018	December 31, 2017
Due in one year or less	$1,604	$761
Due after one year through five years	3,323	4,118
Total	$4,927	$4,879

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2018 and December 31, 2017 are summarized below (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,002	$29	$(1)	$5,030
Federal Home Loan Mortgage Corporation securities	1,208	-	(36)	1,172
Federal National Mortgage Association securities	394	-	(1)	393
Total mortgage-backed securities	6,604	29	(38)	6,595
Debt securities:
U.S. government agency	360	-	(5)	355
Total available-for-sale-securities	$6,964	$29	$(43)	$6,950

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,624	$19	$-	$5,643
Federal Home Loan Mortgage Corporation securities	1,377	-	(35)	1,342
Federal National Mortgage Association securities	570	-	-	570
Total mortgage-backed securities	7,571	19	(35)	7,555
Debt securities:
U.S. government agency	360	-	(3)	357
Total available-for-sale-securities	$7,931	$19	$(38)	$7,912

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Debt securities
Due after one year through five years	$360	$355
Due after ten years	6,604	6,595
Total	$6,964	$6,950

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The following tables show the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2018  and December 31, 2017 (in thousands):

	September 30, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association mortgage-backed securities	2	$646	$(1)	$-	$-	$646	$(1)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	-	-	1,172	(36)	1,172	(36)
Federal National Mortgage Association securities	1	393	(1)	-	-	393	(1)
Debt securities, U.S. government agency	1	-	-	355	(5)	355	(5)
Total	6	$1,039	$(2)	$1,527	$(41)	$2,566	$(43)

	December 31, 2017
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$-	$-	$1,342	$(35)	$1,342	$(35)
Debt securities, U.S. government agency	1	-	-	357	(3)	357	(3)
Total	3	$-	$-	$1,699	$(38)	$1,699	$(38)

At September 30, 2018, there were six securities in an unrealized loss position that at such date had an aggregate depreciation of 1.67% from the Company's amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2018 represents an other-than-temporary impairment. There were no impairment charges recognized during the three and nine months ended September 30, 2018 or 2017.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):
	September 30, 2018	December 31, 2017
Real estate loans:
One-to-four family residential:
Owner occupied	$6,773	$5,681
Non-owner occupied	46,907	51,833
Total one-to-four family residential	53,680	57,514
Multi-family (five or more) residential	24,774	21,715
Commercial real estate	102,352	92,234
Construction	10,798	15,632
Home equity	4,485	5,129
Total real estate loans	196,089	192,224

Commercial business	20,527	11,954
Other consumer	119	138
Total Loans	216,735	204,316

Deferred loan fees and costs	(857)	(837)
Allowance for loan losses	(1,898)	(1,812)
Net Loans	$213,980	$201,667

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,356	$-	$417	$-	$6,773
One-to-four family residential non-owner occupied	46,598	309	-	-	46,907
Multi-family residential	24,774	-	-	-	24,774
Commercial real estate	100,789	1,563	-	-	102,352
Construction	10,798	-	-	-	10,798
Home equity	4,485	-	-	-	4,485
Commercial business	20,022	80	425	-	20,527
Other consumer	119	-	-	-	119
Total	$213,941	$1,952	$842	$-	$216,735

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	417	421	$-	$417	$-
One-to-four family residential non-owner occupied	267	267	-	324	13
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	2,050	37
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	94	4
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	7
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$417	$421	$-	$417	$-
One-to-four family residential non-owner occupied	267	267	-	418	17
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	7
Construction	-	-	-	2,050	37
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$817	$821	$5	$3,062	$63

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At September 30, 2018, the Company had two loans totaling $400,000 that were identified as troubled debt restructurings.  These two loans were performing in accordance with their modified terms.  At December 31, 2017, the Company had eight loans totaling $714,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least nine months and future collection under the revised terms is probable.  During the nine months ended September 30, 2018, no new loans were identified as TDRs and six loans previously identified as TDRs were paid off.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables present the Company's TDR loans as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

September 30, 2018
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	267	-	267	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$400	$-	$400	$5

	December 31, 2017
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	5	536	-	536	25
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	1
Construction	-	-	-	-	-
Home equity	2	45	-	45	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	8	$714	$-	$714	$26

The contractual aging of the TDRs in the table above as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

September 30, 2018
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	267	-	-	-	267
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$400	$-	$-	$-	$400

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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan's original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and recorded investment in loans receivable as of September 30, 2018 (in thousands):

	September 30, 2018
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$60	$439	$166	$728	$179	$24	$201	$33	$1,830
Charge-offs	-	-	-	-	(115)	-	-	-	(115)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	(14)	7	203	98	(17)	(72)	(13)	183
Ending balance	$51	$425	$173	$931	$162	$7	$129	$20	$1,898

For the Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Charge-offs	-	(47)	-	-	(215)	-	-	-	(262)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	3	(68)	21	244	241	(20)	(11)	(62)	348
Ending balance	$51	$425	$173	$931	$162	$7	$129	$20	$1,898

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$5	$-	$-	$-	$-	$5
Collectively	$51	$425	$173	$926	$162	$7	$129	$20	$1,893

Loans receivable:
Ending balance:	$6,773	$46,907	$24,774	$102,352	$10,798	$4,485	$20,646		$216,735

Ending balance evaluated
for impairment:
Individually	$417	$267	$-	$133	$-	$-	$-		$817
Collectively	$6,356	$46,640	$24,774	$102,219	$10,798	$4,485	$20,646		$215,918

The Bank allocated increased allowance for loan loss provisions to the commercial real estate portfolio classes for the three and nine months ended September 30, 2018, due primarily to increased balances and delinquencies in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio classes for the three and nine months ended September 30, 2018, due primarily to charge-offs in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the commercial business portfolio classes for the three and nine months ended September 30, 2018, due primarily to changes in qualitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2017 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
One-to-four family residential owner occupied	$417	$-
One-to-four family residential non-owner occupied	-	120
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	2,069
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$417	$2,189

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.6 million and $3.1 million at September 30, 2018 and December 31, 2017, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2018 and 2017 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $6,000 and $18,000 for the three and nine months ended September 30, 2018, respectively.   Interest income foregone on non-accrual loans was approximately $63,000 and $103,000 for the three and nine months ended September 30, 2017, respectively. In October 2018, a one-to-four family owner occupied loan on non-accrual as of September 30, 2018 in the amount of $236,000 was paid-off and approximately $23,000 of previously written-off and foregone interest was paid.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$564	$417	$981	$5,792	$6,773	$-
One-to-four family residential non-owner occupied	1,867	533	2,400	44,507	46,907	533
Multi-family residential	-	-	-	24,774	24,774	-
Commercial real estate	2,085	190	2,275	100,077	102,352	190
Construction	295	-	295	10,503	10,798	-
Home equity	173	-	173	4,312	4,485	-
Commercial business	37	425	462	20,065	20,527	425
Other consumer	-	-	-	119	119	-
Total	$5,021	$1,565	$6,586	$210,149	$216,735	$1,148

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

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at September 30, 2018 was $380,000 net of accumulated amortization of $105,000.  Amortization expense for the three and nine months ended September 30, 2018 amounted to $12,000 and $36,000, respectively.  Amortization expense for the three and nine months ended September 30, 2017 amounted to $13,000 and $37,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2018	December 31, 2017
Non-interest bearing checking accounts	$15,624	$7,956
Passbook accounts	262	463
Savings accounts	1,881	2,353
Money market accounts	29,294	30,411
Certificates of deposit	161,938	145,038
Total deposits	$208,999	$186,221

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
Short-term borrowings	$9,000	2.38%	$10,000	1.54%

Fixed rate borrowings maturing:
2018	-	-	3,000	1.46
2019	3,000	1.86	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	3,000	2.05	3,000	2.05
2022	3,000	2.18	3,000	2.18
2023	3,000	2.33	3,000	2.33
2024	1,000	2.54	1,000	2.54
Total FHLB long-term debt	$15,000	2.22%	$18,000	2.01%

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

Shares of the Company's common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders' equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant's base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2018, the Company recognized $49,000 and $145,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2017, the Company recognized $46,000 and $138,000 of ESOP expense, respectively.

Recognition & Retention and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the "RRP") and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company's stock in the open market at an average price of $4.68 totaling $520,000.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "2013 Stock Incentive Plan").  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the "2018 Stock Incentive Plan").  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

As of September 30, 2018, a total of 48,608 share awards were unvested under the 2013 and 2018 Stock Incentive Plan and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and the 2013 and 2018 Stock Incentive Plans as of September 30, 2018 and 2017 and changes during the nine months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018		September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	10,061	$8.10	20,524	$8.10
Granted	48,608	13.30	-	-
Vested	(9,661)	8.10	(10,263)	8.10
Forfeited	(400)	8.10	-	-
Unvested at the end of the period	48,608	$13.30	10,261	$8.10

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the nine months ended September 30, 2018 and 2017, the Company recognized compensation expense of approximately $75,000 and $63,000, respectively.  A tax benefit of approximately $16,000 and $21,000 was recognized during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, approximately $598,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

Stock Option and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the "Option Plan").  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the "2013 Stock Incentive Plan").  The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the "2018 Stock Incentive Plan").  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $5.00 per share (split-adjusted) which is higher than the fair market value of the common stock on the grant date.  All of the options granted in May 2008 were either exercised or expired in May 2018.  All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.

As of September 30, 2018, a total of 279,836 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 38,250 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company's Option Plan and 2013 and 2018 Stock Incentive Plans of September 30, 2018 and 2017 and changes during the nine months ended September 30, 2018 and 2017 is as follows:

	2018			2017
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	265,302	$6.74	3.2	316,348	$6.49	3.8
Granted	136,636	13.30	9.6	-	-	-
Exercised	(106,844)	5.00	-	(38,800)	5.00	-
Forfeited	(15,258)	6.22	-	-	-	-
Outstanding at end of period	279,836	$10.64	7.7	277,548	$6.70	3.4
Exercisable at end of period	143,200	$8.10	4.6	247,228	$6.53	3.1

The estimated fair value of the options granted in May 2018 was $1.75 per share. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	2.11%
Risk-free interest rate	2.96%
Expected life of options	6.5 years
Expected stock-price volatility	12.42%

The dividend yield was calculated on the dividend amount and stock price existing at the grant date.  The risk free interest rate used was based on the rates of United States Treasury securities with maturities equal to the expected lives of the options.  Although the contractual term of the options granted is ten years, the expected term of the options is less.  Management estimated the expected term of the stock options to be the average of the vesting period and the contractual term.  The expected stock-price volatility was estimated by considering the Company's own stock volatility.  The actual future volatility may differ from our historical volatility.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

During both the nine month periods ended September 30, 2018 and 2017, compensation expense was recognized in the amount of approximately $30,000 and $34,000, respectively.  There was no tax benefit recognized during the nine months ended September 30, 2018.  A tax benefit of approximately $2,000 was recognized during the nine months ended September 30, 2017.  As of September 30, 2018, approximately $204,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2018 (in thousands):
	September 30, 2018
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,030	$-	$5,030	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,172	-	1,172	-
Federal National Mortgage Association mortgage-backed securities	393	-	393	-
Debt securities, U.S. government agency	355	-	355	-
Total investment securities available for sale	$6,950	$-	$6,950	$-
Total recurring fair value measurements	$6,950	$-	$6,950	$-

Nonrecurring fair value measurements
Impaired loans	$812	$-	$-	$812
Other real estate owned	1,600	-	-	1,600
Total nonrecurring fair value measurements	$2,412	$-	$-	$2,412

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$812	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-4% (1%)

Other real estate owned	$1,600	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

	December 31, 2017
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,832	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-27% (1%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)
The estimated fair values of the Company's financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements at
			September 30, 2018
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$13,560	$13,560	$13,560	$-	$-
Investment in interest-earning time deposits	4,927	4,934	-	-	4,934
Loans held for sale	7,433	7,690	7,690	-	-
Loans receivable, net	213,980	214,363	-	-	214,363
Accrued interest receivable	1,117	1,117	1,117	-	-
Investment in FHLB stock	1,086	1,086	1,086	-	-
Bank-owned life insurance	3,874	3,874	3,874	-	-

Financial Liabilities
Deposits	208,999	209,182	47,061	-	162,121
FHLB short-term borrowings	9,000	9,000	9,000	-	-
FHLB long-term borrowings	15,000	14,954	-	-	14,954
Accrued interest payable	183	183	183	-	-
Advances from borrowers for taxes and insurance	1,811	1,811	1,811	-	-

			Fair Value Measurements at
			December 31, 2017
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Cash and cash equivalents	$7,910	$7,910	$7,910	$-	$-
Investment in interest-earning time deposits	4,879	4,912	-	-	4,912
Loans held for sale	7,006	7,232	7,232	-	-
Loans receivable, net	201,667	202,803	-	-	202,803
Accrued interest receivable	1,021	1,021	1,021	-	-
Investment in FHLB stock	1,234	1,234	1,234	-	-
Bank-owned life insurance	3,814	3,814	3,814	-	-

Financial Liabilities
Deposits	186,221	187,309	41,183	-	146,126
FHLB short-term borrowings	10,000	10,000	10,000	-	-
FHLB long-term borrowings	18,000	16,982	-	-	16,982
Accrued interest payable	167	167	167	-	-
Advances from borrowers for taxes and insurance	2,423	2,423	2,423	-	-

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

At September 30, 2018, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Delaware Valley and Lehigh Valley regions of Pennsylvania, and began operation in July 2009.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

General.   The Company's total assets at September 30, 2018 were $259.0 million, an increase of $19.4 million, or 8.1%, from $239.6 million at December 31, 2017.  This growth in total assets was primarily due to a $12.3 million, or 6.1% increase in loans receivable, net, a $5.7 million, or 71.4%, increase cash and cash equivalents, a $1.6 million increase in other real estate owned, and a $427,000, or 6.1%, increase in loans held for sale, partially offset by a $962,000, or 12.2%, decrease in investment securities available for sale.  Asset growth was funded primarily by deposits which increased $22.8 million, or 12.2%, to $209.0 million at September 30, 2018 from $186.2 million at December 31, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.7 million, or 71.4%, from $7.9 million at December 31, 2017 to $13.6 million at September 30, 2018 with the expectation that excess liquidity will be used to fund loans.

Investment Securities Available for Sale.  Investment securities available for sale decreased $962,000, or 12.2%, from $7.9 million at December 31, 2017 to $7.0 million at September 30, 2018, due primarily to the principal repayments on these securities during the nine months ended September 30, 2018.

Loans Held for Sale.  Loans held for sale increased $427,000, or 6.1%, from $7.0 million at December 31, 2017 to $7.4 million at September 30, 2018 as the Bank's mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $77.9 million of one-to-four family residential loans during the nine months ended September 30, 2018 and sold $76.8 million of loans in the secondary market during this same period. In addition, the Bank originated $2.6 million of equipment loans held for sale during the nine months ended September 30, 2018 and sold $3.3 million of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $12.3 million, or 6.1%, to $214.0 million at September 30, 2018 from $201.7 million December 31, 2017.  This increase was funded primarily from deposits.  Increases within the loan portfolio occurred in commercial real estate loans which increased $10.1 million, or 11.0%, commercial business loans which increased $8.6 million, or 71.7%, multi-family residential loans which increased $3.1 million, or 14.1%, and one-to-four family residential owner occupied loans which increased $1.1 million, or 19.2%.  These increases were partially offset by a $4.9 million, or 9.5%, decrease in one-to-four family residential non-owner occupied loans, a $4.8 million, or 30.9%, decrease in construction loans, a $644,000, or 12.6%, decrease in home equity loans, and a $19,000, or 13.8%, decrease in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.6 million at September 30, 2018, consisting of one property.  There were no properties in other real estate owned at December 31, 2017.  During the second quarter of 2018, collateral for a non-performing construction loan with an aggregate outstanding balance of $1.8 million at the time of foreclosure, was transferred into OREO. In conjunction with this transfer, $100,000 of the outstanding loan balance was charged-off through the allowance for loan losses in the second quarter of 2018, and following a further assessment of the value of the collateral by the Bank, an additional $115,000 was charged-off through the allowance for loan losses in the third quarter.  Non-performing assets amounted to $3.2 million, or 1.22% of total assets at September 30, 2018 compared to $3.1 million, or 1.28% of total assets at December 31, 2017.

Deposits.  Total deposits increased $22.8 million, or 12.2%, to $209.0 million at September 30, 2018 from $186.2 million at December 31, 2017. This increase in deposits was primarily attributable to increases of $16.9 million, or 11.7%, in certificates of deposit, $7.7 million, or 96.4% in non-interest bearing checking accounts, partially offset by a $1.1 million, 3.7%, decrease in money market accounts, a $472,000, or 20.1%, decrease in savings accounts, and a $201,000, or 43.4% decrease in passbook accounts.

Federal Home Loan Bank Borrowings.  Total Federal Home Loan Bank borrowings decreased $4.0 million, or 14.3%, from $28.0 million at December 31, 2017 to $24.0 million at September 30, 2018.  During the nine months ended September 30, 2018, the Company used excess liquidity to repay $1.0 million of short-term and $3.0 million of long-term fixed rate borrowings.

Stockholders' Equity.  Total stockholders' equity increased $1.4 million, or 6.2%, to $23.6 million at September 30, 2018 from $22.2 million at December 31, 2018.  Contributing to the increase was net income for the nine months ended September 30, 2018 of $1.5 million, the reissuance of treasury stock for exercised stock options of $534,000, common stock earned by participants in the employee stock ownership plan of $145,000, amortization of stock awards and options under our stock compensation plans of $105,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $54,000, and other comprehensive income, net of $4,000.  These increases were partially offset by the purchase of treasury stock of $586,000 and by dividends paid of $372,000.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General.  Net income amounted to $658,000 for the three months ended September 30, 2018, an increase of $63,000, or 10.6%, compared to net income of $595,000 for three months ended September 30, 2017.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $224,000, a decrease in the provision for income taxes of $141,000, and an increase in non-interest income of $125,000, partially offset by an increase in non-interest expense of $327,000 and an increase in the provision for loan losses of $100,000.

Net Interest Income.  Net interest income increased $224,000, or 11.9%, to $2.1 million for the three months ended September 30, 2018 from $1.9 million for the three months ended September 30, 2017.  The increase was driven by a $440,000, or 16.5%, increase in interest income, partially offset by a $216,000, or 27.5%, increase in interest expense.

Interest Income.  Interest income increased $440,000, or 16.5%, to $3.1 million for the three months ended September 30, 2018 from $2.7 million for the three months ended September 30, 2017.  The increase in interest income was primarily due to a $17.1 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $198.8 million for the three months ended September 30, 2017 to an average balance of $215.9 million for the three months ended September 30, 2018, and had the effect of increasing interest income $222,000.  Also contributing to this increase was a 24 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.19% for the three months ended September 30, 2017 to 5.43% for the three months ended September 30, 2018, which had the effect of increasing interest income $133,000.  The increase in interest income was also due to an $11.3 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $8.2 million for the three months ended September 30, 2017 to an average balance of $19.6 million for the three months ended September 30, 2018, and had the effect of increasing interest income $41,000.  Also contributing to this increase was a 56 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.46% for the three months ended September 30, 2017 to 2.02% for the three months ended September 30, 2018, which had the effect of increasing interest income $28,000.

Interest Expense.  The increase in interest expense was primarily attributable to a $20.8 million increase in average interest-bearing liabilities, which increased from an average balance of $199.7 million for the three months ended September 30, 2017 to an average balance of $220.5 million for the three months ended September 30, 2018, and had the effect of increasing interest expense $98,000.  This increase in average interest-bearing liabilities was primarily attributable to an $20.8 million increase in average certificate of deposit accounts which increased from an average balance of $139.9 million for the three months ended September 30, 2017 to an average balance of $160.7 million for the three months ended September 30, 2018, and had the effect of increasing interest expense $92,000.  Also contributing to this increase was a 25 basis point increase in the average rate on interest-bearing liabilities, from 1.57% for the three months ended September 30, 2017 to 1.82% for the three months ended September 30, 2018, which had the effect of increasing interest expense by $118,000.  This increase in rate was primarily attributable to a 21 basis point increase in rate on average certificate of deposit accounts, which increased from 1.77% for the three months ended September 30, 2017 to 1.98% for the three months ended September 30, 2018, and had the effect of increasing interest expense by $83,000, and a 50 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 1.57% for the three months ended September 30, 2017 to 2.07% for the three months ended September 30, 2018, which had the effect of increasing interest expense by $35,000.

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

	Three Months Ended September 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$19,587		$99	2.02%	$8,247		$30	1.46%
Investment in interest-earning time deposits	4,925		23	1.87	5,370		21	1.56
Investment securities available for sale	7,211		39	2.16	8,774		36	1.64
Loans receivable, net (1) (2) (3)	215,922		2,932	5.43	198,780		2,577	5.19
Investment in FHLB stock	1,245		20	6.43	1,134		9	3.17
Total interest-earning assets	248,890		3,113	5.00%	222,305		2,673	4.81%
Non-interest-earning assets	10,837				9,159
Total assets	$259,727				$231,464
Interest-bearing liabilities:
Passbook accounts	$276	$	*	* %	$671	$	*	* %
Savings accounts	1,887		1	0.21	1,550		1	0.26
Money market accounts	29,634		60	0.81	32,070		65	0.81
Certificate of deposit accounts	160,717		795	1.98	139,918		619	1.77
Total deposits	192,514		856	1.78	174,209		685	1.57
FHLB short-term borrowings	9,989		57	2.28	9,875		32	1.30
FHLB long-term borrowings	17,967		88	1.96	15,625		68	1.74
Total interest-bearing liabilities	220,470		1,001	1.82%	199,709		785	1.57%
Non-interest-bearing liabilities	16,052				9,787
Total liabilities	236,522				209,496
Stockholders' Equity	23,205				21,968
Total liabilities and Stockholders' Equity	$259,727				$231,464
Net interest-earning assets	$28,420				$22,596
Net interest income; average interest rate spread			$2,112	3.18%			$1,888	3.24%
Net interest margin (4)				3.39%				3.40%
Average interest-earning assets to average interest-bearing liabilities				112.89%				111.31%
________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $10,000 and an average yield of 4.06% for the three months ended September 30, 2018 and an aggregate average balance of $64,000 and an average yield of 3.98% for the three months ended September 30, 2017.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The provision for loan losses increased $100,000, or 120.5%, from $83,000 for the three months ended September 30, 2017 to $183,000 for the three months ended September 30, 2018.  The increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2018.

            Non-performing loans amounted to $1.6 million, or 0.73% of net loans receivable at September 30, 2018, consisting of seven loans, three of which are on non-accrual status and four of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $3.1 million, or 1.52% of net loans receivable at December 31, 2017, consisting of eleven loans, three of which were on non-accrual status and eight of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2018 include three one-to-four family owner occupied residential loans, two one-to-four family non-owner occupied residential loans, one commercial real estate loan, and one commercial business loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended September 30, 2018, one new loan was placed on non-accrual status resulting in the reversal of approximately $5,000 of previously accrued interest income, and one loan was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.88% at September 30, 2018 and 0.89% at December 31, 2017.

Other real estate owned (OREO) amounted to $1.6 million at September 30, 2018, consisting of one property.  There were no properties in other real estate owned at December 31, 2017.  During the second quarter of 2018, collateral for a non-performing construction loan with an aggregate outstanding balance of $1.8 million at the time of foreclosure, was transferred into OREO. In conjunction with this transfer, $100,000 of the outstanding loan balance was charged-off through the allowance for loan losses in the second quarter of 2018, and following a further assessment of the value of the collateral by the Bank, an additional $115,000 was charged-off through the allowance for loan losses in the third quarter.    Non-performing assets amounted to $3.2 million, or 1.22% of total assets at September 30, 2018 compared to $3.1 million, or 1.28% of total assets at December 31, 2017.

          Non-Interest Income.  Non-interest income increased $125,000, or 11.4%, from $1.1 million for the three months ended September 30, 2017 to $1.2 million for the three months ended September 30, 2018 due primarily to a $50,000, or 156.3%, increase in gain on the sale of SBA loans, a $44,000, or 19.2%, increase in mortgage banking and title abstract fees, a $27,000, or 540.0%, increase in other fees and service charges, an $11,000, or 12.2%, increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank, and a $9,000, or 28.1%, increase in other non-interest income. These increases were partially offset by a $14,000, or 2.0%, decrease in net gain on loans held for sale and a $2,000, or 9.5% decrease income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $327,000, or 16.8%, from $1.9 million for the three months ended September 30, 2017 to $2.3 million for the three months ended September 30, 2018.  Salaries and employee benefits expense accounted for $245,000 of the change as this expense increased 18.5%, from $1.3 million for the three months ended September 30, 2017 to $1.6 million for the three months ended September 30, 2018 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations, and the expansion of our real estate agency subsidiary through the acquisition of a local real estate agency in August 2017.  Also contributing to the increase was a $22,000, or 25.6%, increase in data processing expense, a $22,000, or 15.3%, increase in other non-interest expense, a $14,000, or 35.9%, increase in advertising expense, a $13,000, or 9.5%, increase in occupancy and equipment expense, a $4,000, or 100.0%, increase in other real estate owned expense, a $3,000, or 2.9%, increase in professional fees, a $3,000, or 6.8%, increase in FDIC insurance assessment, and a $2,000, or 3.8%, increase in directors' fees and expenses.  These increases were partially offset by a $1,000, or 7.7%, decrease in amortization of other intangible.

Provision for Income Tax.  The provision for income tax decreased $141,000, or 39.4%, from $358,000 for the three months ended September 30, 2017 to $217,000 for the three months ended September 30, 2018 as our effective tax rate decreased from 37.6% for the three months ended September 30, 2017 to 24.8% for the three months ended  September 30, 2018 primarily due to the decrease in the Company's federal income tax rate from 34% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General.  Net income amounted to $1.5 million for the nine months ended September 30, 2018, an increase of $191,000, or 14.8%, compared to net income of $1.3 million for nine months ended September 30, 2017.  The increase in net income was primarily the result of increases in non-interest income of $569,000 and net interest income of $553,000, and a decrease in the provision for income taxes of $264,000, partially offset by an increase in non-interest expense of $1.0 million and an increase in the provision for loan losses of $159,000.

 Net Interest Income.  Net interest income increased $553,000, or 9.9%, to $6.2 million for the nine months ended September 30, 2018 from $5.6 million for the nine months ended September 30, 2017 due primarily to a $1.2 million, or 14.8% increase in interest income, partially offset by a $602,000, or 27.4%, increase in interest expense.

Interest Income.  Interest income increased $1.2 million, or 14.8%, to $8.9 million for the nine months ended September 30, 2018 from $7.8 million for the nine months ended September 30, 2017.  The increase in interest income was primarily due to a $22.9 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $189.5 million for the nine months ended September 30, 2017 to an average balance of $212.5 million for the nine months ended September 30, 2018, and had the effect of increasing interest income $911,000.  Also contributing to this increase was a three basis point increase in the yield on loans receivable, net, including loans held for sale, which increased from 5.30% for the nine months ended September 30, 2017 to 5.33% for the nine months ended September 30, 2018, which had the effect of increasing interest income by $49,000.  The increase in interest income was also due to an $8.0 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $8.4 million for the nine months ended September 30, 2017 to an average balance of $16.4 million for the nine months ended September 30, 2018, and had the effect of increasing interest income $66,000.  Also contributing to this increase was a 69 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.11% for the nine months ended September 30, 2017 to 1.80% for the nine months ended September 30, 2018, which had the effect of increasing interest income by $85,000.

Interest Expense.  Interest expense increased $602,000, or 27.4%, to $2.8 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017.  The increase in interest expense was primarily attributable to a $23.6 million increase in average interest-bearing liabilities, which increased from an average balance of $192.3 million for the nine months ended September 30, 2017 to an average balance of $216.0 million for the nine months ended September 30, 2018, and had the effect of increasing interest expense $309,000.  This increase in average interest-bearing liabilities was primarily attributable to a $16.8 million increase in average certificate of deposit accounts which increased from an average balance of $138.0 million for the nine months ended September 30, 2017 to an average balance of $154.8 million for the nine months ended September 30, 2018, and had the effect of increasing interest expense $218,000, and a $8.6 million increase in average Federal Home Loan Bank borrowings which increased from an average balance of $19.3 million for the nine months ended September 30, 2017 to an average balance of $28.0 million for the nine months ended September 30, 2018, and had the effect of increasing interest expense $102,000.  Also contributing to this increase was a 21 basis point increase in the average rate on interest-bearing liabilities, from 1.52% for the nine months ended September 30, 2017 to 1.73% for the nine months ended September 30, 2018, which had the effect of increasing interest expense by $292,000.  This increase in rate was primarily attributable to a 16 basis point increase in rate on average certificate of deposit accounts, which increased from 1.73% for the nine months ended September 30, 2018 to 1.89% for the nine months ended September 30, 2018, and had the effect of increasing interest expense by $190,000, and a 53 basis point  increase in rate on average Federal Home Loan Bank borrowings, which increased from 1.43% for the nine months ended September 30, 2017 to 1.96% for the nine months ended September 30, 2018, which had the effect of increasing interest expense by $103,000.

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

	Nine Months Ended September 30,
	2018				2017
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$16,383		$221	1.80%	$8,428	$70	1.11%
Investment in interest-earning time deposits	4,910		68	1.85	5,597	67	1.60
Investment securities available for sale	7,523		110	1.95	9,092	101	1.48
Loans receivable, net (1) (2) (3)	212,465		8,490	5.33	189,527	7,530	5.30
Investment in FHLB stock	1,242		58	6.23	883	24	3.62
Total interest-earning assets	242,523		8,947	4.92%	213,527	7,792	4.87%
Non-interest-earning assets	9,447				9,143
Total assets	$251,970				$222,670
Interest-bearing liabilities:
Passbook accounts	$333	$	*	* %	$768	$1	0.17%
Savings accounts	1,953		3	0.20	1,588	2	0.17
Money market accounts	30,925		185	0.80	32,687	196	0.80
Certificate of deposit accounts	154,795		2,196	1.89	137,957	1,788	1.73
Total deposits	188,005		2,384	1.69	173,000	1,987	1.53
FHLB short-term borrowings	9,996		142	1.89	8,350	68	1.09
FHLB long-term borrowings	17,989		270	2.00	10,996	139	1.69
Total interest-bearing liabilities	215,991		2,796	1.73%	192,346	2,194	1.52%
Non-interest-bearing liabilities	13,224				8,820
Total liabilities	229,215				201,166
Stockholders' Equity	22,755				21,504
Total liabilities and Stockholders' Equity	$251,970				$222,670
Net interest-earning assets	$26,532				$21,181
Net interest income; average interest rate spread			$6,151	3.19%		$5,598	3.35%
Net interest margin (4)				3.38%			3.50%
Average interest-earning assets to average interest- bearing liabilities				112.28%			111.01%
_____________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $21,000 and an average yield of 4.21% for the nine months ended September 30, 2018 and an aggregate average balance of $74,000 and an average yield of 4.02% for the nine months ended September 30, 2017.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $159,000, or 84.1%, from $189,000 for the nine months ended September 30, 2017 to $348,000 for the nine months ended September 30, 2018.  As was the case for the quarter, the increase was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under "Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017-Provision for Loan Losses."

Non-Interest Income.  Non-interest income increased $569,000, or 23.6%, for the nine months ended September 30, 2018 over the comparable period in 2017 primarily due to a $126,000 net increase in gain on sales and write-downs on other real estate owned, a $113,000, or 23.2%, increase in mortgage banking and title abstract fees, a $101,000, or 206.1%, increase in other fees and services charges, an $82,000, or 134.4%, increase in other non-interest income, a $68,000, or 4.5%, increase in net gain on loans held for sale, a $57,000, or 118.8%, increase in gain on sale of SBA loans, and a $27,000, or 10.5%, increase in insurance commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank. These increases were partially offset by a $5,000, or 7.7%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $1.0 million, or 17.8%, from $5.8 million for the nine months ended September 30, 2017 to $6.9 million for the nine months ended September 30, 2018.  Salaries and employee benefits expense accounted for $864,000 of the change as this expense increased 21.6%, from $4.0 million for the nine months ended September 30, 2017 to $4.9 million for the nine months ended September 30, 2018 due primarily to increased staff related to the continued expansion of the Company's mortgage banking and lending operations, and the expansion of our real estate agency subsidiary through the acquisition of a local real estate agency in August 2017. Also contributing to the increase was a $68,000, or 31.1%, increase in data processing expense, a $44,000 or 37.6%, increase in advertising expense, a $39,000, or 8.7%, increase in other non-interest expense, a $19,000, or 4.4%, increase in occupancy and equipment expense, a $9,000, or 6.9%, increase in FDIC deposit insurance assessment, and a $2,000, or 0.7%, increase in professional fees.  These increases were partially offset by a $6,000, or 3.9%, decrease in directors' fees and expenses, a $2,000, or 16.7%, decrease in other real estate owned expense, and a $1,000, or 2.7%, decrease in amortization of other intangible.

Provision for Income Tax.  The provision for income tax decreased $264,000, or 37.4%, from $706,000 for the nine months ended September 30, 2017 to $442,000 for the nine months ended September 30, 2018 as our effective tax rate decreased from 35.4% for the nine months ended September 30, 2017 to 23.0% for the nine months ended  September 30, 2018 primarily due to the decrease in the Company's federal income tax rate from 34% in 2017 to 21% in 2018 as a result of the Tax Cuts and Jobs Act, and an increase in a tax deduction taken related to the exercise of non-qualified stock options during this same period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2018, the Company's cash and cash equivalents amounted to $13.6 million.  At such date, the Company also had $1.6 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2018, Quaint Oak Bank had outstanding commitments to originate loans of $10.3 million, commitments under unused lines of credit of $13.7 million and $1.4 million under standby letters of credit.

At September 30, 2018, certificates of deposit scheduled to mature in less than one year totaled $51.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of September 30, 2018, we had $24.0 million of borrowings from the FHLB and had $127.4 million in borrowing capacity. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential mortgage loans, commercial real estate loans, and commercial business loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  In addition, as of September 30, 2018 Quaint Oak Bank had $854,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2018.

Our stockholders' equity amounted to $23.6 million at September 30, 2018, an increase of $1.4 million, or 6.2%, from $22.2 million at December 31, 2017.  Contributing to the increase was net income for the nine months ended September 30, 2018 of $1.5 million, the reissuance of treasury stock for exercised stock options of $534,000, common stock earned by participants in the employee stock ownership plan of $145,000, amortization of stock awards and options under our stock compensation plans of $105,000, the reissuance of treasury stock under the Bank's 401(k) Plan of $54,000, and other comprehensive income, net of $4,000.  These increases were partially offset by the purchase of treasury stock of $586,000 and by dividends paid of $372,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At September 30, 2018, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.14%, 11.11%, 11.11% and 12.13%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2018, we had unfunded commitments under lines of credit of $13.7 million, $10.3 million of commitments to originate loans and $1.4 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2018.  Based on their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Not applicable.

(b)          Not applicable.

(c)          Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended September 30, 2018 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 – July 31, 2018	-	$-	-	14,344
August 1, 2018 – August 31, 2018	-	-	-	14,344
September 1, 2018 – September 30, 2018	-	-	-	14,344
Total	-	$-	-	14,344

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(a) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: November 13, 2018	By:	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer