Form 10-Q/A
period 2018-09-30
QUAINT OAK BANCORP INC
filed 2018-11-21
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") of Quaint Oak Bancorp, Inc. (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the Securities and Exchange Commission on November 13, 2018 (the “Original Report”).  This Amendment is being filed solely to correct a typographical error in the Consolidated Balance Sheets included in the Original Report with respect to the amount of loans receivable, net of allowance for loan losses at September 30, 2018 and December 31, 2017. The amounts were inadvertently omitted in the Original Report due to printer error.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 1 of Part I of the Original Report is hereby amended and restated in its entirety. In addition, the Exhibit Index in Item 6 of Part II of the Original Report is hereby amended to include currently dated certificates of the Company's principal executive officer and principal financial officer as exhibits to this Amendment No. 1. Because this Amendment includes financial statements, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are included.

This Amendment No. 1 speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. Except as described above, no other changes have been made to the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the date of the Original Report.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2018	2017
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$468	$64
Due from banks, interest-bearing	13,092	7,846
Cash and cash equivalents	13,560	7,910
Investment in interest-earning time deposits	4,927	4,879
Investment securities available for sale	6,950	7,912
Loans held for sale	7,433	7,006
Loans receivable, net of allowance for loan losses (2018 $1,898; 2017 $1,812)	213,960	201,667
Accrued interest receivable	1,117	1,021
Investment in Federal Home Loan Bank stock, at cost	1,086	1,234
Bank-owned life insurance	3,874	3,814
Premises and equipment, net	2,097	1,988
Goodwill	515	515
Other intangible, net of accumulated amortization	380	416
Other real estate owned, net	1,600	-
Prepaid expenses and other assets	1,436	1,234
Total Assets	$258,955	$239,596

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$15,624	$7,956
Interest-bearing	193,375	178,265
Total deposits	208,999	186,221
Federal Home Loan Bank short-term borrowings	9,000	10,000
Federal Home Loan Bank long-term borrowings	15,000	18,000
Accrued interest payable	183	167
Advances from borrowers for taxes and insurance	1,811	2,423
Accrued expenses and other liabilities	412	600
Total Liabilities	235,405	217,411

Stockholders' Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,991,623 and 1,920,024 outstanding at September 30, 2018 and December 31, 2017, respectively	28	28
Additional paid-in capital	14,604	14,481
Treasury stock, at cost: 2018 785,627 shares; 2017 857,226 shares	(4,621)	(4,675)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(202)	(253)
Recognition & Retention Plan Trust (RRP)	-	(24)
Accumulated other comprehensive loss	(11)	(15)
Retained earnings	13,752	12,643
Total Stockholders' Equity	23,550	22,185
Total Liabilities and Stockholders' Equity	$258,955	$239,596

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Interest Income
Interest and fees on loans	$2,932	$2,577	$8,490	$7,530
Interest and dividends on investment securities and interest-bearing deposits with others	181	96	457	262
Total Interest Income	3,113	2,673	8,947	7,792

Interest Expense
Interest on deposits	856	685	2,384	1,987
Interest on Federal Home Loan Bank short-term borrowings	57	32	142	68
Interest on Federal Home Loan Bank long-term borrowings	88	68	270	139
Total Interest Expense	1,001	785	2,796	2,194

Net Interest Income	2,112	1,888	6,151	5,598

Provision for Loan Losses	183	83	348	189

Net Interest Income after Provision for Loan Losses	1,929	1,805	5,803	5,409

Non-Interest Income
Mortgage banking and title abstract fees	273	229	600	487
Other fees and services charges	32	5	150	49
Insurance commissions	101	90	283	256
Income from bank-owned life insurance	19	21	60	65
Net gain on loans held for sale	673	687	1,579	1,511
Gain on sale of SBA loans	82	32	105	48
Gain (loss) on sales and write-downs of other real estate owned	-	-	63	(63)
Other	41	32	143	61
Total Non-Interest Income	1,221	1,096	2,983	2,414

Non-Interest Expense
Salaries and employee benefits	1,569	1,324	4,858	3,994
Directors' fees and expenses	54	52	148	154
Occupancy and equipment	150	137	446	427
Data processing	108	86	287	219
Professional fees	108	105	291	289
FDIC deposit insurance assessment	47	44	140	131
Other real estate owned expense	8	4	10	12
Advertising	53	39	161	117
Amortization of other intangible	12	13	36	37
Other	166	144	486	447
Total Non-Interest Expense	2,275	1,948	6,863	5,827

Income before Income Taxes	875	953	1,923	1,996
Income Taxes	217	358	442	706
Net Income	$658	$595	$1,481	$1,290

Earnings per share - basic	$0.34	$0.32	$0.77	$0.69
Average shares outstanding - basic	1,945,553	1,868,969	1,916,817	1,857,682
Earnings per share - diluted	$0.33	$0.30	$0.75	$0.65
Average shares outstanding - diluted	2,016,537	2,007,819	1,978,517	1,998,138

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net Income	$658	$595	$1,481	$1,290

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(9)	11	5	56
Income tax effect	2	(4)	(1)	(19)

Other comprehensive income (loss)	(7)	7	4	37

Total Comprehensive Income	$651	$602	$1,485	$1,327

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

PART II

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

Date: November 21, 2018	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Date: November 21, 2018	By:	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer