Form 10-Q
period 2019-03-31
QUAINT OAK BANCORP INC
filed 2019-05-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

              Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 10, 2019, 1,981,273 shares of the Registrant's common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2019	2018
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$227	$369
Due from banks, interest-bearing	28,151	25,643
Cash and cash equivalents	28,378	26,012
Investment in interest-earning time deposits	10,153	4,927
Investment securities available for sale	6,493	6,680
Loans held for sale	4,213	5,103
Loans receivable, net of allowance for loan losses
(2019 $2,050; 2018 $1,965)	219,442	216,898
Accrued interest receivable	1,255	1,153
Investment in Federal Home Loan Bank stock, at cost	1,086	1,086
Bank-owned life insurance	3,914	3,894
Premises and equipment, net	2,061	2,058
Goodwill	515	515
Other intangible, net of accumulated amortization	356	368
Other real estate owned, net	1,744	1,650
Prepaid expenses and other assets	2,309	1,060
Total Assets	$281,919	$271,404

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$13,243	$17,542
Interest-bearing	208,743	194,369
Total deposits	221,986	211,911
Federal Home Loan Bank short-term borrowings	9,000	9,000
Federal Home Loan Bank long-term borrowings	15,000	15,000
Subordinated debt	7,840	7,831
Accrued interest payable	364	221
Advances from borrowers for taxes and insurance	1,690	2,568
Accrued expenses and other liabilities	1,833	1,037
Total Liabilities	257,713	247,568

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,981,091 and 1,975,947 outstanding at March 31, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	14,790	14,683
Treasury stock, at cost: 2019 796,159 shares; 2018 801,303 shares	(4,854)	(4,824)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(168)	(185)
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	14,411	14,136
Total Stockholders' Equity	24,206	23,836
Total Liabilities and Stockholders’ Equity	$281,919	$271,404

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except share
	and per share data)
Interest Income
Interest on loans, including fees	$3,137	$2,709
Interest and dividends on time deposits, investment securities, interest-bearing
deposits with others, and Federal Home Loan Bank stock	265	126
Total Interest Income	3,402	2,835
Interest Expense
Interest on deposits	999	729
Interest on Federal Home Loan Bank short-term borrowings	58	36
Interest on Federal Home Loan Bank long-term borrowings	79	91
Interest on subordinated debt	129	-
Total Interest Expense	1,265	856
Net Interest Income	2,137	1,979
Provision for Loan Losses	85	71
Net Interest Income after Provision for Loan Losses	2,052	1,908
Non-Interest Income
Mortgage banking and title abstract fees	145	113
Real estate sales commissions, net	18	49
Insurance commissions	92	79
Other fees and services charges	28	74
Income from bank-owned life insurance	20	20
Net gain on loans held for sale	433	321
Gain on the sale of SBA loans	106	23
Gain on sales of other real estate owned	-	63
Total Non-Interest Income	842	742
Non-Interest Expense
Salaries and employee benefits	1,626	1,668
Directors’ fees and expenses	57	54
Occupancy and equipment	160	150
Data processing	102	86
Professional fees	82	60
FDIC deposit insurance assessment	28	47
Other real estate owned expenses	7	-
Advertising	71	54
Amortization of other intangible	12	12
Other	162	176
Total Non-Interest Expense	2,307	2,307
Income before Income Taxes	587	343
Income Taxes	174	55
Net Income	$413	$288
Earnings per share – basic	$0.21	$0.15
Average shares outstanding - basic	1,940,363	1,881,865
Earnings per share - diluted	$0.21	$0.14
Average shares outstanding - diluted	1,991,779	1,990,290

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net Income	$413	$288

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	2	15
Income tax effect	(1)	(3)
Net other comprehensive income	1	12

Total Comprehensive Income	$414	$300

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2019
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2018	1,975,947	$28	$14,683	$(4,824)	$(185)	$(2)	$14,136	$23,836

Common stock allocated by ESOP (3,607 shares)			28		17			45

Treasury stock purchase	(9,326)			(115)				(115)

Reissuance of treasury stock under 401(k) Plan	970		6	6				12

Reissuance of treasury stock for exercised stock options	13,500		30	79				109

Stock based compensation expense			43					43

Cash dividends declared ($0.07 per share)							(138)	(138)

Net income							413	413

Other comprehensive income, net						1		1

BALANCE – March 31, 2019	1,981,091	$28	$14,790	$(4,854)	$(168)	$(1)	$14,411	$24,206

For the Three Months Ended March 31, 2018
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

Common stock allocated by ESOP (3,607 shares)			31		17			48

Treasury stock purchase	(20,101)			(272)				(272)

Reissuance of treasury stock under 401(k) Plan	1,786		14	10				24

Reissuance of treasury stock for exercised stock options	52,862		(24)	288				264

Stock based compensation expense			32					32

Cash dividends declared ($0.05 per share)							(96)	(96)

Net income							288	288

Other comprehensive income, net						12		12

BALANCE – March 31, 2018	1,954,571	$28	$14,534	$(4,649)	$(260)	$(3)	$12,835	$22,485

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
	(In Thousands)
Cash Flows from Operating Activities
Net income	$413	$288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	85	71
Depreciation of premises and equipment	50	51
Amortization of operating right-of-use assets	29	-
Repayments of operating lease obligations	(23)	-
Amortization of subordinated debt issuance costs	9	-
Amortization of other intangible	12	12
Net amortization of securities premiums	5	5
Accretion of deferred loan fees and costs, net	(125)	(83)
Stock-based compensation expense	88	80
Net gain on loans held for sale	(433)	(321)
Loans held for sale-originations	(17,843)	(17,320)
Loans held for sale-proceeds	19,167	19,706
Gain on the sale of SBA loans	(106)	(23)
Net loss on sale and write-downs of other real estate owned	-	(63)
Increase in the cash surrender value of bank-owned life insurance	(20)	(20)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(102)	40
Prepaid expenses and other assets	87	167
Accrued interest payable	143	7
Accrued expenses and other liabilities	(547)	(284)
Net Cash Provided by Operating Activities	889	2,313
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(6,297)	(541)
Redemption of interest-earning time deposits	1,071	500
Principal repayments on investment securities available for sale	183	248
Net increase in loans receivable	(2,398)	(5,352)
Proceeds from the sale of other real estate owned	-	63
Capitalized expenditures on other real estate owned	(94)	-
Purchase of premises and equipment	(53)	(73)
Net Cash Used in Investing Activities	(7,588)	(5,155)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money markets, and savings accounts	(2,815)	4,303
Net increase in certificate accounts	12,890	8,412
Decrease in advances from borrowers for taxes and insurance	(878)	(772)
Dividends paid	(138)	(96)
Purchase of treasury stock	(115)	(272)
Proceeds from the reissuance of treasury stock	12	24
Proceeds from the exercise of stock options	109	264
Net Cash Provided by Financing Activities	9,065	11,863
Net Increase in Cash and Cash Equivalents	2,366	9,021
Cash and Cash Equivalents – Beginning of Year	26,012	7,910
Cash and Cash Equivalents – End of Year	$28,378	$16,931
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,122	$849
Cash payments for income taxes	$45	$30
Initial recognition of operating lease right-of use assets	$1,366	$-
Initial recognition of operating lease obligations	$1,366	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At March 31, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2018 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2018 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s most significant estimates are the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for all loans (except one-to-four family residential owner-occupied loans) where the total amount outstanding to any borrower or group of borrowers exceeds $500,000, or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2019 and 2018.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  At March 31, 2019 the Company had one property in other real estate owned (OREO) totaling $1.74 million.  The balance of this OREO property amounted to $1.65 million at December 31, 2018.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At March 31, 2019, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and 2018.  These plans are more fully described in Note 10.
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
Revenue from Contracts with Customers.   The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)
The Company’s primary sources of revenue are derived from interest and dividends earned on loans and investment securities, gains on the sale of loans, income from bank-owned life insurance, and other financial instruments that are not within the scope of Topic 606.  The main types of non-interest income within the scope of the standard are as follows:
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

Change in Accounting Principal.  In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted this accounting standard on January 1, 2019.  Because the Company did not have any callable debt securities held at a premium during the three months ended March 31, 2019, there was no impact to the Company’s financial statements as of March 31, 2019.

Recently Adopted Accounting Pronouncements.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.   The Company adopted this standard Effective January 1, 2019 which resulted in the recording of a right of use (“ROU”) asset and associated lease liability of approximately $1.4 million.  The ROU asset is included in other assets and the lease liability is included in other liabilities in the March 31, 2019 consolidated balance sheet.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted. In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years.  The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.  The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19.  This Update is not expected to have a significant impact on the Company’s financial statements.

Reclassifications.   Certain items in the 2018 consolidated financial statements have been reclassified to conform to the presentation in the 2019 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2019 and 2018, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2019	2018
Net Income	$413,000	$288,000

Weighted average shares outstanding – basic	1,940,363	1,881,865
Effect of dilutive common stock equivalents	51,416	108,425
Adjusted weighted average shares outstanding – diluted	1,991,779	1,990,290

Basic earnings per share	$0.21	$0.15
Diluted earnings per share	$0.21	$0.14

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2019 and 2018 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2019	2018
Balance at the beginning of the period	$(2)	$(15)
Other comprehensive income before classifications	1	12
Amount reclassified from accumulated other comprehensive income	-	-
Total other comprehensive income	1	12
Balance at the end of the period	$(1)	$(3)
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below (in thousands):

	March 31, 2019	December 31, 2018
Due in one year or less	$1,282	$1,604
Due after one year through five years	8,871	3,323
Total	$10,153	$4,927

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2019 and December 31, 2018 are summarized below (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$4,693	$18	$(1)	$4,710
Federal Home Loan Mortgage Corporation securities	1,098	-	(17)	1,081
Federal National Mortgage Association securities	343	-	-	343
Total mortgage-backed securities	6,134	18	(18)	6,134
Debt securities:
U.S. government agency	360	-	(1)	359
Total available-for-sale-securities	$6,494	$18	$(19)	$6,493

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$4,844	$29	$-	$4,873
Federal Home Loan Mortgage Corporation securities	1,111	-	(29)	1,082
Federal National Mortgage Association securities	367	-	-	367
Total mortgage-backed securities	6,322	29	(29)	6,322
Debt securities:
U.S. government agency	360	-	(2)	358
Total available-for-sale-securities	$6,682	$29	$(31)	$6,680

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$360	$359
Due after ten years	6,134	6,134
Total	$6,494	$6,493

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2019  and December 31, 2018 (in thousands):

	March 31, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Governmental National Mortgage Association securities	1	$238	$(1)	-	-	$238	$(1)
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	-	-	$1,081	$(17)	1,081	(17)
Debt securities, U.S. government agency	1	-	-	359	(1)	359	(1)
Total	4	$238	$(1)	$1,440	$(18)	$1,678	$(19)

	December 31, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$-	$-	$1,082	$(29)	$1,082	$(29)
Debt securities, U.S. government agency	1	-	-	358	(2)	358	(2)
Total	3	$-	$-	$1,440	$(31)	$1,440	$(31)

At March 31, 2019, there were four securities in an unrealized loss position that at such date had an aggregate depreciation of 1.12% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2019 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2019 or 2018.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows:
	March 31, 2019	December 31, 2018
Real estate loans:
One-to-four family residential:
Owner occupied	$6,308	$6,603
Non-owner occupied	45,984	47,361
Total one-to-four family residential	52,292	53,694
Multi-family (five or more) residential	24,658	23,967
Commercial real estate	103,288	103,819
Construction	8,241	9,998
Home equity	4,755	4,347
Total real estate loans	193,234	196,095

Commercial business	29,076	23,616
Other consumer	15	19
Total Loans	222,325	219,730

Deferred loan fees and costs	(833)	(867)
Allowance for loan losses	(2,050)	(1,965)
Net Loans	$219,442	$216,898

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,135	$-	$173	$-	$6,308
One-to-four family residential non-owner occupied	45,161	-	823	-	45,984
Multi-family residential	24,658	-	-	-	24,658
Commercial real estate	99,273	1,549	2,466	-	103,288
Construction	8,241	-	-	-	8,241
Home equity	4,755	-	-	-	4,755
Commercial business	29,027	-	49	-	29,076
Other consumer	15	-	-	-	15
Total	$217,265	$1,549	$3,511	$-	$222,325

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,421	$-	$182	$-	$6,603
One-to-four family residential non-owner occupied	46,534	-	827	-	47,361
Multi-family residential	23,967	-	-	-	23,967
Commercial real estate	101,821	-	1,998	-	103,819
Construction	9,998	-	-	-	9,998
Home equity	4,347	-	-	-	4,347
Commercial business	23,149	-	467	-	23,616
Other consumer	19	-	-	-	19
Total	$216,256	$-	$3,374	$-	$219,730

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2019 as well as the average recorded investment and related interest income for the period then ended (in thousands):

March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$173	$179	$-	$174	$-
One-to-four family residential non-owner occupied	264	264	-	265	4
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	68	68	50	68	-
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$173	$173	$-	$174	$-
One-to-four family residential non-owner occupied	332	332	50	333	4
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$638	$644	$55	$640	$7

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2018 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$182	$185	$-	$417	$23
One-to-four family residential non-owner occupied	265	265	-	324	17
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	2,050	37
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	68	68	50	162	4
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	10
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$182	$185	$-	$417	$23
One-to-four family residential non-owner occupied	333	333	50	486	21
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	10
Construction	-	-	-	2,050	37
Home equity	-	-	-	44	2
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$648	$651	$55	$3,130	$93

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2019, the Company had two loans totaling $397,000 that were identified as troubled debt restructurings.  Both of these loans were performing in accordance with their modified terms.  During the three months ended March 31, 2019, no new loans were identified as TDRs.  At December 31, 2018, the Company had two loans totaling $398,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

March 31, 2019
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	264	-	264	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$397	$-	$397	$5

December 31, 2018
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	265	-	265	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$398	$-	$398	$5

The contractual aging of the TDRs in the table above as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

March 31, 2019
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	264	-	-	-	264
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$397	$-	$-	$-	$397

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

December 31, 2018
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	265	-	-	-	265
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$398	$-	$-	$-	$398

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2019 and recorded investment in loans receivable as of March 31, 2019 (in thousands):

	March 31, 2019
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(2)	28	4	(30)	(33)	3	56	59	85
Ending balance	$49	$463	$160	$809	$142	$24	$303	$100	$2,050
Ending balance evaluated
for impairment
Individually	$-	$50	$-	$5	$-	$-	$-	$-	$55
Collectively	$49	$413	$160	$804	$142	$24	$303	$100	$1,995
Loans receivable:
Ending balance	$6,308	$45,984	$24,658	$103,288	$8,241	$4,755	$29,091		$222,325
Ending balance evaluated
for impairment
Individually	$173	$332	$-	$133	$-	$-	$-		$638
Collectively	$6,135	$45,652	$24,658	$103,155	$8,241	$4,755	$29,091		$221,687

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the commercial business portfolio class for the three months ended March 31, 2019, due primarily to increased balances in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the three months ended March 31, 2019, due primarily to changes in qualitative factors in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the construction loan portfolio class for the three months ended March 31, 2019, due primarily to a decrease in balances and delinquencies in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2019, due primarily to a decrease in delinquencies in this portfolio class.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2018 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2018 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2018 (in thousands):

	December 31, 2018
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Charge-offs	-	(47)	-	-	(215)	-	-	-	(262)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	3	(58)	4	152	254	(6)	107	(41)	415
Ending balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965
Ending balance evaluated
for impairment
Individually	$-	$50	$-	$5	$-	$-	$-	$-	$55
Collectively	$51	$385	$156	$834	$175	$21	$247	$41	$1,910
Loans receivable:
Ending balance	$6,603	$47,361	$23,967	$103,819	$9,998	$4,347	$23,635		$219,730
Ending balance evaluated
for impairment
Individually	$182	$333	$-	$133	$-	$-	$-		$648
Collectively	$6,421	$47,028	$23,967	$103,686	$9,998	$4,347	$23,635		$219,082

The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the year ended December 31, 2018, due primarily to charge-offs in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial real estate portfolio class for the year ended December 31, 2018, due primarily to increased balances and delinquencies in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business portfolio class for the year ended December 31, 2018, due primarily to increased balances in this portfolio class.  The Bank allocated decreased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the year ended December 31, 2018, due primarily to a decrease in balances and changes in qualitative factors in this portfolio class.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
One-to-four family residential owner occupied	$173	$182
One-to-four family residential non-owner occupied	68	68
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$241	$250

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $880,000 and $1.2 million at March 31, 2019 and December 31, 2018, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2019 and 2018 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $5,000 and $44,000 for the three months ended March 31, 2019 and 2018, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$479	$173	$652	$5,656	$6,308	$-
One-to-four family residential non-owner occupied	468	222	690	45,294	45,984	154
Multi-family residential	-	-	-	24,658	24,658	-
Commercial real estate	980	190	1,170	102,118	103,288	190
Construction	265	295	560	7,681	8,241	295
Home equity	105	-	105	4,650	4,755	-
Commercial business	1	-	1	29,075	29,076	-
Other consumer	-	-	-	15	15	-
Total	$2,298	$880	$3,178	$219,147	$222,325	$639

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$1,096	$182	$1,278	$5,325	$6,603	$-
One-to-four family residential non-owner occupied	1,259	68	1,327	46,034	47,361	-
Multi-family residential	371	--	371	23,596	23,967	-
Commercial real estate	2,070	548	2,618	101,201	103,819	548
Construction	2,231	-	2,231	7,767	9,998	-
Home equity	31	-	31	4,316	4,347	-
Commercial business	3	380	383	23,233	23,616	380
Other consumer	-	-	-	19	19	-
Total	$7,061	$1,178	$8,239	$211,491	$219,730	$928

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at March 31, 2019 was $356,000 net of accumulated amortization of $129,000.  Amortization expense for the three months ended March 31, 2019 and 2018 amounted to approximately $12,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2019	December 31, 2018
Non-interest bearing checking accounts	$13,243	$17,542
Passbook accounts	89	192
Savings accounts	1,197	1,120
Money market accounts	28,351	26,841
Certificates of deposit	179,106	166,216
Total deposits	$221,986	$211,911

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$9,000	2.70%	$9,000	2.62%

Fixed rate borrowings maturing:
2019	3,000	1.86	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	3,000	2.05	3,000	2.05
2022	3,000	2.18	3,000	2.18
2023	3,000	2.33	3,000	2.33
2024	1,000	2.54	1,000	2.54
Total FHLB long-term debt	$15,000	2.12%	$15,000	2.12%

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years. The loan is secured by the unallocated shares of common stock held by the ESOP.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2019 and 2018, the Company recognized $45,000 and $48,000 of ESOP expense, respectively.

Recognition & Retention and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the 2008 Recognition and Retention Plan Trust acquired 111,090 shares of the Company’s stock in the open market at an average price of $4.68 totaling $520,000.  The RRP terminated on May 8, 2018.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”).  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”).  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

As of March 31, 2019 a total of 48,608 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of March 31, 2019 and 2018 and changes during the three months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019		March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	48,608	$13.30	10,061	$8.10
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	48,608	$13.30	10,061	$8.10

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2019 and 2018, the Company recognized approximately $32,000 and $21,000 of compensation expense, respectively.  A tax benefit of approximately $7,000 and $4,000 was recognized during the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, approximately $534,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.1 years.

Stock Option and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”).  The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remain valid and existing for the remainder of their terms.  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”).  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

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

As of March 31, 2019, a total of 266,336 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 37,250 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of March 31, 2019 and 2018 and changes during the three months ended March 31, 2019 and 2018 is as follows:

	2019			2018
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remainin Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	279,836	$10.64	6.8	265,302	$6.74	3.2
Granted	-	-	-	-	-	-
Exercised	(13,500)	8.10	-	(52,862)	5.00	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	266,336	$10.77	6.9	212,440	$7.17	3.7
Exercisable at end of period	129,700	$8.10	4.1	182,600	$7.03	3.4

The estimated fair value of the options granted in May 2018 was $1.75 per share. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	2.11%
Risk-free interest rate	2.96%
Expected life of options	6.5 years
Expected stock-price volatility	12.42%

The dividend yield was calculated on the dividend amount and stock price existing at the grant date.  The risk free interest rate used was based on the rates of United States Treasury securities with maturities equal to the expected lives of the options.  Although the contractual term of the options granted is ten years, the expected term of the options is less.  Management estimated the expected term of the stock options to be the average of the vesting period and the contractual term.  The expected stock-price volatility was estimated by considering the Company’s own stock volatility.  The actual future volatility may differ from our historical volatility.

During both the three months ended March 31, 2019 and 2018, approximately $11,000 in compensation expense was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods.  As of March 31, 2019, approximately $182,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.1 years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments
Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair values estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.
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

The methods of determining the fair value if assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 18 of the Company’s 2018 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01.  In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk.  Loans are considered a Level 3 classification.
The following is a discussion of assets and liabilities measured at fair value on a recurring and non-recurring basis and valuation techniques applied:
Investment Securities Available For Sale: The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2019 (in thousands):
	March 31, 2019
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$4,710	$-	$4,710	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,081	-	1,081	-
Federal National Mortgage Association mortgage-backed securities	343	-	343	-
Debt securities, U.S. government agency	359	-	359	-
Total investment securities available for sale	$6,493	$-	$6,493	$-
Total recurring fair value measurements	$6,493	$-	$6,493	$-

Nonrecurring fair value measurements
Impaired loans	$583	$-	$-	$583
Other Real Estate Owned	1,744	-	-	1,744
Total nonrecurring fair value measurements	$2,327	$-	$-	$2,327

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2018 (in thousands):

	December 31, 2018
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$4,873	$-	$4,873	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,082	-	1,082	-
Federal National Mortgage Association mortgage-backed securities	367	-	367	-
Debt securities, U.S. government agency	358	-	358	-
Total investment securities available for sale	$6,680	$-	$6,680	$-
Total recurring fair value measurements	$6,680	$-	$6,680	$-

Nonrecurring fair value measurements
Impaired loans	$593	$-	$-	$593
Other Real Estate Owned	1,650	-	-	1,650
Total nonrecurring fair value measurements	$2,243	$-	$-	$2,243

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2019 and December 31, 2018 (in thousands):

		March 31, 2019
		Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$583	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-73% (9%)

Other real estate owned	$1,744	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

		December 31, 2018
		Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$593	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-73% (8%)

Other real estate owned	$1,650	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)
______________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2019 and December 31, 2018 (in thousands):

			Fair Value Measurements at
			March 31, 2019
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$10,153	$10,368	$-	$-	$10,368
Loans held for sale	4,213	4,369	-	4,369	-
Loans receivable, net	219,442	218,219	-	-	218,219

Financial Liabilities
Deposits	221,986	223,550	42,880	-	180,670
FHLB long-term borrowings	15,000	14,983	-	-	14,983
Subordinated debt	7,840	7,840	-	-	7,840

			Fair Value Measurements at
			December 31, 2018
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$4,927	$4,927	$-	$-	$4,927
Loans held for sale	5,103	5,254	-	5,254	-
Loans receivable, net	216,898	214,351	-	-	214,351

Financial Liabilities
Deposits	211,911	212,320	45,695	-	166,625
FHLB long-term borrowings	15,000	14,973	-	-	14,973
Subordinated debt	7,831	7,831	-	-	7,831

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For cash and cash equivalents, accrued interest receivable, investment in FHLB stock, bank-owned life insurance, FHLB short-term borrowings, accrued interest payable, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

Note 12 – Operating Segments

The Company's operations currently consist of two reportable operating segments: Banking and Mortgage Banking. The Company offers different products and services through its two segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC which are included in the Banking Segment for segment reporting purposes.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

The Mortgage Banking Segment originates residential mortgage loans which are sold into the secondary market along with the loans’ servicing rights.  The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans and processing fees. The Mortgage Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of consumers.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table present summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2019			2018
	Quaint Oak Bank (1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank (1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$2,156	$(19)	$2,137	$1,989	$(10)	$1,979
Provision for Loan Losses	85	-	85	71	-	71
Net Interest Income after Provision for Loan Losses	2,071	(19)	2,052	1,918	(10)	1,908

Non-Interest Income
Mortgage banking and title abstract fees	85	60	145	109	4	113
Real estate sales commissions, net	18	-	18	49	-	49
Insurance commissions	92	-	92	79	-	79
Other fees and services charges	28	-	28	74	-	74
Income from bank-owned life insurance	20	-	20	20	-	20
Net gain on loans held for sale	-	433	433	3	318	321
Gain on the sale of SBA loans	106	-	106	23	-	23
Gain on sales of other real estate owned	-	-	-	63	-	63
Total Non-Interest Income	349	493	842	420	322	742

Non-Interest Expense
Salaries and employee benefits	1,322	304	1,626	1,368	300	1,668
Directors’ fees and expenses	57	-	57	54	-	54
Occupancy and equipment	111	49	160	110	40	150
Data processing	80	22	102	62	24	86
Professional fees	69	13	82	47	13	60
FDIC deposit insurance assessment	28	-	28	47	-	47
Other real estate owned expenses	7	-	7	-	-	-
Advertising	61	10	71	49	5	54
Amortization of other intangible	12	-	12	12	-	12
Other	148	14	162	158	18	176
Total Non-Interest Expense	1,895	412	2,307	1,907	400	2,307

Segment Profit	525	62	587	431	(88)	343
Intersegment (Revenues) Expenses (2)	(32)	32	-	(24)	24	-
Pretax Intersegment Profit after Eliminations	$493	$94	$587	$407	$(64)	$343

Segment Assets	$272,241	$9,678	$281,919	$243,123	$8,439	$251,562

(1) (2)
Includes Quaint Oak Bancorp, Inc. and the Bank's subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and Quaint Oak Properties.
Intersegment revenues consist of rental payments.

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, data processing expense, professional fees, advertising expense, FDIC deposit insurance assessment, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At March 31, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

General.   The Company’s total assets at March 31, 2019 were $281.9 million, an increase of $10.5 million, or 3.9%, from $271.4 million at December 31, 2018.  This growth in total assets was primarily due to a $5.2 million, or 106.1%, increase in investment in interest-earning time deposits, a $2.5 million, or 1.2%, increase in loans receivable, net, a $2.4 million, or 9.1%, increase in cash and cash equivalents, and a $1.2 million, or 117.8%, increase in prepaid expenses and other assets.  These increases were partially offset by an $890,000, or 17.4%, decrease in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.4 million, or 9.1%, from $26.0 million at December 31, 2018 to $28.4 million at March 31, 2019 with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $5.2 million, or 106.1%, from $4.9 million at December 31, 2019 to $10.2 million at March 31, 2019 as the Company invested excess liquidity into higher yielding interest-earning assets.

Investment Securities Available for Sale.  Investment securities available for sale decreased $187,000, or 2.8%, from $6.7 million at December 31, 2018 to $6.5 million at March 31, 2019, due primarily to the principal repayments on these securities during the three months ended March 31, 2019.

Loans Held for Sale.  Loans held for sale decreased $890,000 or 17.4%, from $5.1 million at December 31, 2018 to $4.2 million at March 31, 2019 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $17.8 million of one-to-four family residential loans during the three months ended March 31, 2019 and sold $18.5 million of loans in the secondary market during this same period. The Bank did not originate any equipment loans held for sale during the three months ended March 31, 2019 but sold $258,000 of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $2.5 million, or 1.2%, to $219.4 million at March 31, 2019 from $216.9 million December 31, 2018.  This increase was funded primarily from deposits and excess liquidity.  Increases within the portfolio occurred in commercial business loans which increased $5.5 million, or 23.1%, multi-family residential loans which increased $691,000, or 2.9%, and home equity loans which increased $408,000, or 9.4%.  These increases were partially offset by decreases of $1.8 million, or 17.6%, in construction loans,  $1.4 million, or 2.9%, in one-to-four family residential non-owner occupied loans, $531,000, or 0.5%, in commercial real estate loans, $295,000, or 4.5%, in one-to-four family residential owner occupied loans, and $4,000, or 21.1%, in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.74 million at March 31, 2019, consisting of one property that was collateral for a non-performing construction loan.  During the quarter ended March 31, 2019, the Company made $94,000 of capital improvements to the property.  The balance of this OREO property amounted to $1.65 million at December 31, 2018.  Non-performing assets amounted to $2.6 million, or 0.93% of total assets at March 31, 2019 compared to $2.8 million, or 1.04% of total assets at December 31, 2018.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $1.2 million, or 117.8%, due primarily to the adoption of Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842) by the Company on January 1, 2019.  This standard requires a lessee to recognize the assets and liabilities that arise from leases on the balance sheet by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The impact of adopting this accounting standard on the Company’s balance sheet was $1.3 million at March 31, 2019.

Deposits.  Total deposits increased $10.1 million, or 4.8%, to $222.0 million at March 31, 2019 from $211.9 million at December 31, 2018. This increase in deposits was primarily attributable to increases of $12.9 million, or 7.8%, in certificates of deposit, $1.5 million, or 5.6%, in money market accounts, and $77,000, or 6.9%, in savings accounts.  These increases were partially offset by a $4.3 million, or 24.5%, decrease in non-interest bearing checking accounts and a $103,000, or 53.6%, decrease in passbook accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $370,000, or 1.6%, to $24.2 million at March 31, 2019 from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the three months ended March 31, 2019 of $413,000, the reissuance of treasury stock for exercised stock options of $109,000, common stock earned by participants in the employee stock ownership plan of $45,000, amortization of stock awards and options under our stock compensation plans of $43,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $12,000, and other comprehensive income, net of $1,000.  These increases were partially offset by dividends paid of $138,000 and by the purchase of treasury stock of $115,000.

Comparison of Operating Results for the Three Months Ended March 31, 2019

General.  Net income amounted to $413,000 for the three months ended March 31, 2019, an increase of $125,000, or 43.4%, compared to net income of $288,000 for the three months ended March 31, 2018.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $158,000 and an increase non-interest income of $100,000, partially offset by an increase in the provision for income taxes of $119,000 and an increase in the provision for loan losses of $14,000.

Net Interest Income.  Net interest income increased $158,000, or 8.0%, to $2.1 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018.  The increase was driven by a $567,000 or 20.0%, increase in interest income, partially offset by a $409,000 or 47.8%, increase in interest expense.

Interest Income.  Interest income increased $567,000 or 20.0%, to $3.4 million for the three months ended March 31, 2019 from $2.8 million for the three months ended March 31, 2018. The increase in interest income was primarily due to a $15.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $207.8 million for the three months ended March 31, 2018 to an average balance of $223.2 million for the three months ended March 31, 2019, and had the effect of increasing interest income $200,000. Also contributing to this increase was a 41 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.21% for the three months ended March 31, 2018 to 5.62% for the three months ended March 31, 2019, which had the effect of increasing interest income $213,000.  The increase in interest income was also due to a $17.0 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $12.4 million for the three months ended March 31, 2018 to an average balance of $29.4 million for the three months ended March 31, 2019, and had the effect of increasing interest income $67,000.  Also contributing to this increase was a 49 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.61% for the three months ended March 31, 2018 to 2.10% for the three months ended March 31, 2019, which had the effect of increasing interest income $16,000.

Interest Expense.  Interest expense increased $409,000 or 47.8%, to $1.3 million for the three months ended March 31, 2019 from $856,000 for the three months ended March 31, 2018.  The increase in interest expense was primarily attributable to a $23.8 million increase in average certificate of deposit accounts which increased from an average balance of $148.6 million for the three months ended March 31, 2018 to an average balance of $172.4 million for the three months ended March 31, 2019, and had the effect of increasing interest expense $107,000.  Also contributing to this increase was a 39 basis point increase in rate on average certificate of deposit accounts, which increased from 1.80% for the three months ended March 31, 2018 to 2.19% for the three months ended March 31, 2019, and had the effect of increasing interest expense by $147,000.  The increase in interest expense was also due to average subordinated debt of $7.8 million for the three months ended March 31, 2019, at the applicable interest rate of 6.5%, which had the effect of increasing interest expense by $129,000 compared to no effect for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$29,384	$154	2.10%	$12,413	$50	1.61%
Investment in interest-earning time deposits	8,015	49	2.45	4,884	22	1.80
Investment securities available for sale	6,630	42	2.53	7,810	35	1.79
Loans receivable, net (1) (2) (3)	223,167	3,137	5.62	207,829	2,709	5.21
Investment in FHLB stock	1,086	20	7.37	1,235	19	6.15
Total interest-earning assets	268,282	3,402	5.07%	234,171	2,835	4.84%
Non-interest-earning assets	11,385			8,670
Total assets	$279,667			$242,841
Interest-bearing liabilities:
Passbook accounts	$97	$-	-%	$394	$-	-%
Savings accounts	1,215	1	0.33	2,004	1	0.20
Money market accounts	27,636	54	0.78	31,067	61	0.79
Certificate of deposit accounts	172,448	944	2.19	148,611	667	1.80
Total deposits	201,396	999	1.98	182,076	729	1.60
FHLB short-term borrowings	9,000	58	2.58	10,000	36	1.44
FHLB long-term borrowings	15,000	79	2.11	18,000	91	2.02
Subordinated debt	7,827	129	6.59	-	-	-
Total interest-bearing liabilities	233,223	1,265	2.17%	210,076	856	1.63%
Non-interest-bearing liabilities	22,491			10,401
Total liabilities	255,714			220,477
Stockholders’ Equity	23,953			22,364
Total liabilities and Stockholders’ Equity	$279,667			$242,841
Net interest-earning assets	$35,059			$24,095
Net interest income; average interest rate spread		$2,137	2.90%		$1,979	3.21%
Net interest margin (4)			3.19%			3.38%
Average interest-earning assets to average interest-bearing liabilities			115.03%			111.47%
________________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $34,000 and an average yield of 4.57% for the three months ended March 31, 2018.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis. There were no tax free municipal leases in 2019.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased $14,000, or 19.7%, from $71,000 for the three months ended March 31, 2018 to $85,000 for the three months ended March 31, 2019, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2019.

Non-performing loans amounted to $880,000 or 0.40% of net loans receivable at March 31, 2019, consisting of five loans, two of which are on non-accrual status and three of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.2 million, or 0.54% of net loans receivable at December 31, 2018, consisting of six loans, three of which were on non-accrual status and three of which were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2019 include two one-to-four family non-owner occupied residential loans, one one-to-four family owner occupied residential loan, one commercial real estate loan, and one construction loan, and all are generally well-collateralized or adequately reserved for.  During the quarter ended March 31, 2019, one loan that was previously on non-accrual status was paid-off.  The allowance for loan losses as a percent of total loans receivable was 0.93% at March 31, 2019 and 0.90% at December 31, 2018.

Non-Interest Income.  Non-interest income increased $100,000, or 13.5%, for the three months ended March 31, 2019 over the comparable period in 2018 primarily due to a $112,000, or 34.9%, increase in net gain on the sales of loans held for sale, an $83,000, or 360.9%, increase in gain on the sale of SBA loans, a $32,000, or 28.3%, increase in mortgage banking and abstract fees, and a $13,000, or 16.5%, increase in insurance commissions. These increases were offset by a $63,000, decrease in the gain on the sales of other real estate owned, a $46,000, or 62.2% decrease on other fees and service charges, and a $31,000, or 63.3%, decrease in real estate sales commissions, net.

Non-Interest Expense.  Total non-interest expense of $2.3 million for the three months ended March 31, 2019 was unchanged from the three months ended March 31, 2018.  Professional fees increased $22,000, or 36.7%, advertising expense increased $17,000, or 31.5%, data processing expense increased $16,000, or 18.6%, occupancy and equipment expense increased $10,000, or 6.7%, other real estate owned expenses increased $7,000, and directors’ fees increased $3,000, or 5.6%.  These increases were offset by a $42,000, or 2.5% decrease in salaries and employee benefits expense, a $19,000, or 40.4%, decrease in FDIC deposit insurance assessment, and a $14,000, or 8.0%, decrease in other expense.

Provision for Income Tax.  The provision for income tax increased $119,000, or 216.4%, from $55,000 for the three months ended March 31, 2018 to $174,000 for the three months ended March 31, 2019 due primarily to the increase in pre-tax income and an increase in our effective tax rate from 16.0% for the three months ended March 31, 2018 to 29.6% for the three months ended March 31, 2019.  The increase in our effective tax rate was primarily due a tax deduction taken in the first quarter of 2018 related to the exercise of non-qualified stock options during the three months ended March 31, 2018.

Operating Segments

The Company's operations consist of two reportable operating segments: Banking and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Mortgage Banking Segment originates residential mortgage loans which are sold into the secondary market along with the loans’ servicing rights.   Detailed segment information appears in Note 12 in the Notes to Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2019 of $493,000, an 86,000, or 21.1%, increase from the same period in 2018.  This increase in PTSP was due to an increase in net interest income, driven by higher average loan balances and yields partially offset by a higher cost of funds and a decrease in non-interest expense due primarily to a decrease in salaries and benefits expense.  These increases were partially offset by a decrease in non-interest income, primarily due to a decrease in gain on the sale of other real estate owned, a decrease in other fees and service charges, and an increase in the provision for loan losses.

Our Mortgage Banking Segment reported a PTSP for the three months ended March 31, 2019 of $94,000, a $158,000 increase from the same period in 2018.  The increase in PTSP was primarily due to the increase in non-interest income which was driven by an increases in net gain on the sale of loans and processing fees.  This increase was partially offset by increases in non-interest expense and a decrease in net interest income.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2019, the Company's cash and cash equivalents amounted to $28.4 million.  At such date, the Company also had $1.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2019, Quaint Oak Bank had outstanding commitments to originate loans of $21.8 million, commitments under unused lines of credit of $15.5 million, and $1.9 million under standby letters of credit.

At March 31, 2019, certificates of deposit scheduled to mature in less than one year totaled $51.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2019, we had $24.0 million of borrowings from the FHLB and had $133.4 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of March 31, 2019 Quaint Oak Bank had $844,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2019.

Our stockholders’ equity amounted to $24.2 million at March 31, 2019, an increase of $370,000, or 1.6%, from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the three months ended March 31, 2019 of $413,000, the reissuance of treasury stock for exercised stock options of $109,000, common stock earned by participants in the employee stock ownership plan of $45,000, amortization of stock awards and options under our stock compensation plans of $43,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $12,000, and other comprehensive income, net of $1,000.  These increases were partially offset by dividends paid of $138,000 and by the purchase of treasury stock of $115,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2019, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.43%, 14.51%, 14.51% and 15.58%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2019, we had unfunded commitments under lines of credit of $15.5 million, $21.8 million of commitments to originate loans, and $1.9 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

             No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Not applicable.

(b)          Not applicable.

(c)          Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2018, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 – January 31, 2019	1,500	$11.95	1,500	46,500
February 1, 2019 – February 28, 2019	5,826	12.28	4,825	41,675
March 1, 2019 – March 31, 2019	2,000	12.64	2,000	39,675
Total	9,326	$12.31	8,325	39,675

Notes to this table:
(1)
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

Date: May 14, 2019	By:	/s/Robert T. Strong Robert T. Strong President and Chief Executive Officer

Date: May 14, 2019	By:	/s/John J. Augustine John J. Augustine Executive Vice President and Chief Financial Officer