Form 10-Q
period 2019-06-30
QUAINT OAK BANCORP INC
filed 2019-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

              Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 9, 2019, 1,996,883 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2019	2018
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$44	$369
Due from banks, interest-bearing	16,210	25,643
Cash and cash equivalents	16,254	26,012
Investment in interest-earning time deposits	10,160	4,927
Investment securities available for sale	8,832	6,680
Loans held for sale	9,402	5,103
Loans receivable, net of allowance for loan losses (2019 $2,126; 2018 $1,965)	226,189	216,898
Accrued interest receivable	1,326	1,153
Investment in Federal Home Loan Bank stock, at cost	1,089	1,086
Bank-owned life insurance	3,933	3,894
Premises and equipment, net	2,062	2,058
Goodwill	515	515
Other intangible, net of accumulated amortization	344	368
Other real estate owned, net	1,819	1,650
Prepaid expenses and other assets	2,952	1,060
Total Assets	$284,877	$271,404

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,346	$17,542
Interest-bearing	207,158	194,369
Total deposits	224,504	211,911
Federal Home Loan Bank short-term borrowings	-	9,000
Federal Home Loan Bank long-term borrowings	23,000	15,000
Subordinated debt	7,848	7,831
Accrued interest payable	270	221
Advances from borrowers for taxes and insurance	2,415	2,568
Accrued expenses and other liabilities	2,012	1,037
Total Liabilities	260,049	247,568

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 1,996,688 and 1,975,947
outstanding at June 30, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	14,832	14,683
Treasury stock, at cost: 2019 780,562 shares; 2018 801,303 shares	(4,793)	(4,824)
Unallocated common stock held by employee Stock Ownership Plan (ESOP)	(151)	(185)
Accumulated other comprehensive income (loss)	15	(2)
Retained earnings	14,897	14,136
Total Stockholders’ Equity	24,828	23,836
Total Liabilities and Stockholders’ Equity	$284,877	$271,404

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except for share data)
Interest Income
Interest and fees on loans	$3,200	$2,849	$6,337	$5,558
Interest and dividends on time deposits, investment securities, interest-bearing deposits with other banks, and Federal Home Loan Bank stock	277	150	542	276
Total Interest Income	3,477	2,999	6,879	5,834

Interest Expense
Interest on deposits	1,093	800	2,092	1,529
Interest on Federal Home Loan Bank short-term borrowings	36	48	94	84
Interest on Federal Home Loan Bank long-term borrowings	120	91	199	182
Interest on subordinated debt	130	-	259	-
Total Interest Expense	1,379	939	2,644	1,795

Net Interest Income	2,098	2,060	4,235	4,039
Provision for Loan Losses	76	94	161	165
Net Interest Income after Provision for Loan Losses	2,022	1,966	4,074	3,874

Non-Interest Income
Mortgage banking and title abstract fees	325	217	470	327
Real estate sales commissions, net	33	50	51	102
Insurance commissions	106	103	198	182
Other fees and services charges	62	44	90	118
Income from bank-owned life insurance	19	21	39	41
Net gain on loans held for sale	867	585	1,300	906
Gain on sale of SBA loans	34	-	140	23
Gain on sales of other real estate owned	-	-	-	63
Total Non-Interest Income	1,446	1,020	2,288	1,762

Non-Interest Expense
Salaries and employee benefits	1,771	1,621	3,397	3,289
Directors’ fees and expenses	56	40	113	94
Occupancy and equipment	174	146	334	296
Data processing	118	93	220	179
Professional fees	92	123	174	183
FDIC deposit insurance assessment	12	46	40	93
Other real estate owned expense	4	2	11	2
Advertising	71	54	142	108
Amortization of other intangible	12	12	24	24
Other	217	144	379	320
Total Non-Interest Expense	2,527	2,281	4,834	4,588

Income before Income Taxes	941	705	1,528	1,048
Income Taxes	276	170	450	225
Net Income	$665	$535	$1,078	$823

Earnings per share - basic	$0.34	$0.28	$0.55	$0.43
Average shares outstanding - basic	1,953,452	1,904,344	1,946,944	1,903,658
Earnings per share - diluted	$0.33	$0.27	$0.54	$0.42
Average shares outstanding - diluted	2,001,690	1,963,852	1,993,759	1,962,954

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net Income	$665	$535	$1,078	$823

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	21	(1)	22	14
Income tax effect	(5)	-	(5)	(3)

Other comprehensive income (loss)	16	(1)	17	11

Total Comprehensive Income	$681	$534	$1,095	$834

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2019
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	By Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – MARCH 31, 2019	1,981,091	$28	$14,790	$(4,854)	$(168)	$(1)	$14,411	$24,206

ESOP shares committed to be released (902 shares)			29		17			46

Treasury stock purchase	(4,835)			(59)				(59)

Reissuance of treasury stock under 401(k) Plan	711		5	4				9

Reissuance of treasury stock under stock incentive plan	9,721		(57)	57				-

Reissuance of treasury stock for exercised stock options	10,000		22	59				81

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(179)	(179)

Net income							665	665

Other comprehensive income, net						16		16

BALANCE – JUNE 30, 2019	1,996,688	$28	$14,832	$(4,793)	$(151)	$15	$14,897	$24,828

For the Three Months Ended June 30, 2018
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	By Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – MARCH 31, 2018	1,954,571	$28	$14,534	$(4,649)	$(260)	$(3)	$12,835	$22,485

ESOP shares committed to be released (902 shares)			31		17			48

Treasury stock purchase	(24,210)			(316)	2			(314)

Reissuance of treasury stock under 401(k) Plan	1,216		9	7				16

Reissuance of treasury stock under stock incentive plan	4,997		(28)	28				-

Reissuance of treasury stock for exercised stock options	53,982		(33)	303				270

Stock based compensation expense			29					29

Release of 4,664 vested RRP shares			(22)		22			-

Cash dividends declared ($0.07 per share)							(136)	(136)

Net income							535	535

Other comprehensive loss, net						(1)		(1)

BALANCE – JUNE 30, 2018	1,990,556	$28	$14,520	$(4,627)	$(219)	$(4)	$13,234	$22,932
See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2019			Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Stock
	Number of Shares Outstanding	Amount						Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2018	1,975,947	$28	$14,683	$(4,824)	$(185)	$(2)	$14,136	$23,836

ESOP shares committed to be released (1,804 shares)			56		34			90

Treasury stock purchase	(14,161)			(174)				(174)

Reissuance of treasury stock under 401(k) Plan	1,681		11	10				21

Reissuance of treasury stock under stock incentive plan	9,721		(57)	57				-

Reissuance of treasury stock for exercised stock options	23,500		52	138				190

Stock based compensation expense			87					87

Cash dividends declared ($0.16 per share)							(317)	(317)

Net income							1,078	1,078

Other comprehensive income, net						17		17

BALANCE – JUNE 30, 2019	1,996,688	$28	$14,832	$(4,793)	$(151)	$15	$14,897	$24,828

For the Six Months Ended June 30, 2018
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	By Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

ESOP shares committed to be released (1,804 shares)			62		34			96

Treasury stock purchase	(44,311)			(588)	2			(586)

Reissuance of treasury stock under 401(k) Plan	3,002		23	17				40

Reissuance of treasury stock under stock incentive plan	4,997		(28)	28				-

Reissuance of treasury stock for exercised stock options	106,844		(57)	591				534

Stock based compensation expense			61					61

Release of 4,664 vested RRP shares			(22)		22			-

Cash dividends declared ($0.12 per share)							(232)	(232)

Net income							823	823

Other comprehensive income, net						11		11

BALANCE – JUNE 30, 2018	1,990,556	$28	$14,520	$(4,627)	$(219)	$(4)	$13,234	$22,932
See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,078	$823
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	161	165
Depreciation of premises and equipment	99	102
Amortization of operating right-of-use assets	45	-
Amortization of subordinated debt issuance costs	17	-
Amortization of other intangible	24	24
Net amortization of securities premiums	9	10
Accretion of deferred loan fees and costs, net	(219)	(169)
Stock-based compensation expense	177	157
Net gain on loans held for sale	(1,300)	(906)
Loans held for sale-originations	(53,420)	(44,934)
Loans held for sale-proceeds	50,421	47,647
Gain on the sale of SBA loans	(140)	(23)
Net loss on sale and write-downs of other real estate owned	-	(63)
Increase in the cash surrender value of bank-owned life insurance	(39)	(41)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(173)	8
Prepaid expenses and other assets	(576)	(23)
Accrued interest payable	49	9
Accrued expenses and other liabilities	(391)	(104)
Net Cash (Used in) Provided by Operating Activities	(4,178)	2,682
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(6,576)	(541)
Redemption of interest-earning time deposits	1,343	500
Purchase of investment securities available for sale	(2,524)	-
Principal repayments on investment securities available for sale	385	579
Net increase in loans receivable	(9,093)	(8,140)
Purchase of Federal Home Loan Bank stock	(3)	(12)
Proceeds from the sale of other real estate owned	-	63
Capitalized expenditures on other real estate owned	(169)	(18)
Purchase of premises and equipment	(103)	(244)
Net Cash Used in Investing Activities	(16,740)	(7,813)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	415	3,760
Net increase in certificate accounts	12,178	12,017
Decrease in advances from borrowers for taxes and insurance	(153)	(93)
Repayment of Federal Home Loan Bank short-term borrowings	(9,000)	-
Proceeds from Federal Home Loan Bank long-term borrowings	9,000	-
Repayment of Federal Home Loan Bank long-term borrowings	(1,000)	-
Dividends paid	(317)	(232)
Purchase of treasury stock	(174)	(586)
Proceeds from the reissuance of treasury stock	21	40
Proceeds from the exercise of stock options	190	534
Net Cash Provided by Financing Activities	11,160	15,440
Net (Decrease) Increase in Cash and Cash Equivalents	(9,758)	10,309
Cash and Cash Equivalents – Beginning of Year	26,012	7,910
Cash and Cash Equivalents – End of Year	$16,254	$18,219
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$2,595	$1,786
Cash payments for income taxes	$529	$290
Transfer of loans to other real estate owned	$-	$1,656
Initial recognition of operating lease right-of use assets	$1,366	$-
Initial recognition of operating lease obligations	$1,366	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At June 30, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks County, Pennsylvania and to a lesser extent, Montgomery and Philadelphia Counties in Pennsylvania.  The Bank has two banking locations: the main office location in Southampton, Pennsylvania and a regional banking office in the Lehigh Valley area of Pennsylvania. The principal deposit products offered by the Bank are certificates of deposit, money market accounts, non-interest bearing checking accounts for businesses and consumers, and savings accounts.  In May 2019, the Bank opened a commercial loan office in Philadelphia.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2018 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2018 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2019 and 2018.

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

Intangible Assets.   Intangible assets on the consolidated balance sheets represent the acquisition by Quaint Oak Insurance Agency of the renewal rights to the book of business produced and serviced by an independent insurance agency on August 1, 2016 at a total cost of $1.0 million. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed an other intangible asset.  The renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The Company will complete a goodwill and other intangible asset analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment.

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  At June 30, 2019 the Company had four properties in other real estate owned (OREO) totaling $1.8 million.  The balance of these OREO properties amounted to $1.7 million at December 31, 2018.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

At June 30, 2019, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and May 2018.  These plans are more fully described in Note 10.

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

Service Charges on Deposits. The Bank has contracts with its commercial checking deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances. These agreements can be cancelled at any time by either the Bank or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Bank has an unconditional right to the fee consideration. The Bank also has transaction fees related to specific transactions or activities resulting from customer request or activity that include overdraft fees, wire fees, and other transaction fees. All of these fees are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

Insurance Commissions.  Insurance income generally consists of commissions from the sale of insurance policies and performance-based commissions from insurance companies.  The Bank recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholder during the policy period. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, for which the Bank is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. The Bank estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience.  Payment is due from the insurance carrier for commission income once the insurance policy has been sold. The Bank has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned. Performance-based commissions from insurance companies are recognized at a point in time, when received, and no contingencies remain.

Change in Accounting Principal.  In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted this accounting standard on January 1, 2019.  Because the Company did not have any callable debt securities held at a premium during the three and six months ended June 30, 2019, there was no impact to the Company’s financial statements as of June 30, 2019.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.   The Company adopted this standard Effective January 1, 2019 which resulted in the recording of a right of use (“ROU”) asset and associated lease liability of approximately $1.4 million.  The ROU asset is included in other assets and the lease liability is included in other liabilities in the June 30, 2019 consolidated balance sheet.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2019 and 2018, all unvested restricted stock program awards and outstanding stock options under the Option Plan and the 2013 Stock Incentive Plan representing shares were dilutive.  All outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were anti-dilutive.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$665,000	$535,000	$1,078,000	$823,000

Weighted average shares outstanding – basic	1,953,452	1,904,344	1,946,944	1,903,658
Effect of dilutive common stock equivalents	48,238	59,508	46,815	59,296
Adjusted weighted average shares outstanding – diluted	2,001,690	1,963,852	1,993,759	1,962,954

Basic earnings per share	$0.34	$0.28	$0.55	$0.43
Diluted earnings per share	$0.33	$0.27	$0.54	$0.42

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$(1)	$(3)	$(2)	$(15)
Other comprehensive income (loss) before classifications	16	(1)	17	11
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	16	(1)	17	11
Balance at the end of the period	$15	$(4)	$15	$(4)
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.
Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below (in thousands):

	June 30, 2019	December 31, 2018
Due in one year or less	$1,009	$1,604
Due after one year through five years	9,151	3,323
Total	$10,160	$4,927

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2019 and December 31, 2018 are summarized below (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,547	$20	$-	$5,567
Federal Home Loan Mortgage Corporation securities	1,085	1	(7)	1,079
Federal National Mortgage Association securities	320	1	-	321
Total mortgage-backed securities	6,952	22	(7)	6,967
Debt securities:
U.S. government agency	360	-	-	360
Corporate notes	1,500	5	-	1,505
Total available-for-sale-securities	$8,812	$27	$(7)	$8,832

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$4,844	$29	$-	$4,873
Federal Home Loan Mortgage Corporation securities	1,111	-	(29)	1,082
Federal National Mortgage Association securities	367	-	-	367
Total mortgage-backed securities	6,322	29	(29)	6,322
Debt securities:
U.S. government agency	360	-	(2)	358
Total available-for-sale-securities	$6,682	$29	$(31)	$6,680

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$360	$360
Due after ten years	8,452	8,472
Total	$8,812	$8,832

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2019  and December 31, 2018 (in thousands):

	June 30, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal Home Loan Mortgage Corporation mortgage-backed securities	1	-	-	358	(7)	358	(7)
Total	1	$-	$-	$358	$(7)	$358	$(7)

	December 31, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$-	$-	$1,082	$(29)	$1,082	$(29)
Debt securities, U.S. government agency	1	-	-	358	(2)	358	(2)
Total	3	$-	$-	$1,440	$(31)	$1,440	$(31)

At June 30, 2019, there was one security in an unrealized loss position that at such date had an aggregate depreciation of 1.06% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2019 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months or six months ended June 30, 2019 or 2018.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows:

	June 30, 2019	December 31, 2018
Real estate loans:
One-to-four family residential:
Owner occupied	$6,304	$6,603
Non-owner occupied	43,351	47,361
Total one-to-four family residential	49,655	53,694
Multi-family (five or more) residential	23,498	23,967
Commercial real estate	108,275	103,819
Construction	9,719	9,998
Home equity	3,970	4,347
Total real estate loans	195,117	196,095

Commercial business	34,009	23,616
Other consumer	11	19
Total Loans	229,137	219,730

Deferred loan fees and costs	(822)	(867)
Allowance for loan losses	(2,126)	(1,965)
Net Loans	$226,189	$216,898

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,132	$-	$172	$-	$6,304
One-to-four family residential non-owner occupied	42,556	-	795	-	43,351
Multi-family residential	23,498	-	-	-	23,498
Commercial real estate	103,986	1,975	2,314	-	108,275
Construction	9,719	-	-	-	9,719
Home equity	3,970	-	-	-	3,970
Commercial business	33,960	-	49	-	34,009
Other consumer	11	-	-	-	11
Total	$223,832	$1,975	$3,330	$-	$229,137

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,421	$-	$182	$-	$6,603
One-to-four family residential non-owner occupied	46,534	-	827	-	47,361
Multi-family residential	23,967	-	-	-	23,967
Commercial real estate	101,821	-	1,998	-	103,819
Construction	9,998	-	-	-	9,998
Home equity	4,347	-	-	-	4,347
Commercial business	23,149	-	467	-	23,616
Other consumer	19	-	-	-	19
Total	$216,256	$-	$3,374	$-	$219,730

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2019 as well as the average recorded investment and related interest income for the period then ended (in thousands):

June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$172	$178	$-	$173	$-
One-to-four family residential non-owner occupied	264	264	-	265	8
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	68	68	50	68	-
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$172	$178	$-	$173	$-
One-to-four family residential non-owner occupied	332	332	50	333	8
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	5	133	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$637	$643	$55	$639	$14

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2019, the Company had two loans totaling $397,000 that were identified as troubled debt restructurings.  Both of these loans were performing in accordance with their modified terms.  During the six months ended June 30, 2019, no new loans were identified as TDRs.  At December 31, 2018, the Company had two loans totaling $398,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

June 30, 2019
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

The contractual aging of the TDRs in the table above as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

June 30, 2019
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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2019 and recorded investment in loans receivable as of June 30, 2019 (in thousands):

	June 30, 2019
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$49	$463	$160	$809	$142	$24	$303	$100	$2,050
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	-	(26)	(7)	26	38	(1)	67	(21)	76
Ending balance	$49	$437	$153	$835	$180	$23	$370	$79	$2,126

For the Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(2)	2	(3)	(4)	5	2	123	38	161
Ending balance	$49	$437	$153	$835	$180	$23	$370	$79	$2,126

Ending balance evaluated for impairment:
Individually	$-	$50	$-	$5	$-	$-	$-	$-	$55
Collectively	$49	$387	$153	$830	$180	$23	$370	$79	$2,071

Loans receivable:
Ending balance:	$6,304	$43,351	$23,498	$108,275	$9,719	$3,970	$34,020		$229,137

Ending balance evaluated for impairment:
Individually	$172	$332	$-	$133	$-	$-	$-		$637
Collectively	$6,132	$43,019	$23,498	$108,142	$9,719	$3,970	$34,020		$228,500

The Bank allocated increased allowance for loan loss provisions to the commercial business portfolio class for the three and six months ended June 30, 2019, due primarily to increased balances in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the three months ended June 30, 2019, due primarily to an increased delinquencies in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended June 30, 2019, due primarily to increased balances in this portfolio class. The Bank allocated decreased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the three months ended June 30, 2019, due primarily to a decrease in balances in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six and months ended June 30, 2018 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2018 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2018 (in thousands):

	December 31, 2018
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$48	$540	$152	$687	$136	$27	$140	$82	$1,812
Charge-offs	-	(47)	-	-	(215)	-	-	-	(262)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	3	(58)	4	152	254	(6)	107	(41)	415
Ending balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965

Ending balance evaluated for impairment
Individually	$-	$50	$-	$5	$-	$-	$-	$-	$55
Collectively	$51	$385	$156	$834	$175	$21	$247	$41	$1,910

Loans receivable:
Ending balance	$6,603	$47,361	$23,967	$103,819	$9,998	$4,347	$23,635		$219,730

Ending balance evaluated for impairment
Individually	$182	$333	$-	$133	$-	$-	$-		$648
Collectively	$6,421	$47,028	$23,967	$103,686	$9,998	$4,347	$23,635		$219,082

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
One-to-four family residential owner occupied	$172	$182
One-to-four family residential non-owner occupied	68	68
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$240	$250

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $592,000 and $1.2 million at June 30, 2019 and December 31, 2018, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2019 and 2018 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $4,000 and $9,000 for the three and six months ended June 30, 2019, respectively.  Interest income foregone on non-accrual loans was approximately $9,000 and $18,000 for the three and six months ended June 30, 2018, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$643	$172	$815	$5,489	$6,304	$-
One-to-four family residential non-owner occupied	365	230	595	42,756	43,351	162
Multi-family residential	-	-	-	23,498	23,498	-
Commercial real estate	256	190	446	107,829	108,275	190
Construction	790	-	790	8,929	9,719	-
Home equity	30	-	30	3,940	3,970	-
Commercial business	179	-	179	33,830	34,009	-
Other consumer	-	-	-	11	11	-
Total	$2,263	$592	$2,855	$226,282	$229,137	$352

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$1,096	$182	$1,278	$5,325	$6,603	$-
One-to-four family residential non-owner occupied	1,259	68	1,327	46,034	47,361	-
Multi-family residential	371	--	371	23,596	23,967	-
Commercial real estate	2,070	548	2,618	101,201	103,819	548
Construction	2,231	-	2,231	7,767	9,998	-
Home equity	31	-	31	4,316	4,347	-
Commercial business	3	380	383	23,233	23,616	380
Other consumer	-	-	-	19	19	-
Total	$7,061	$1,178	$8,239	$211,491	$219,730	$928

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at June 30, 2019 was $344,000 net of accumulated amortization of $141,000.  Amortization expense for the three and six months ended June 30, 2019 and 2018 amounted to approximately $12,000 and $24,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2019	December 31, 2018
Non-interest bearing checking accounts	$17,346	$17,542
Passbook accounts	73	192
Savings accounts	1,785	1,120
Money market accounts	26,906	26,841
Certificates of deposit	178,394	166,216
Total deposits	$224,504	$211,911

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$-	-%	$9,000	2.62%

Fixed rate borrowings maturing:
2019	2,000	1.95	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	4,000	2.26	3,000	2.05
2022	6,000	2.22	3,000	2.18
2023	5,000	2.37	3,000	2.33
2024	4,000	2.49	1,000	2.54
Total FHLB long-term debt	$23,000	2.27%	$15,000	2.12%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2019, the Company recognized $46,000 and $90,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2018, the Company recognized $48,000 and $96,000 of ESOP expense, respectively.

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

As of June 30, 2019 a total of 38,887 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of June 30, 2019 and 2018 and changes during the six months ended June 30, 2019 and 2018 is as follows:

	June 30, 2019		June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	48,608	$13.30	10,061	$8.10
Granted	-	-	48,608	13.30
Vested	(9,721)	13.30	(9,661)	8.10
Forfeited	-	-	(400)	8.10
Unvested at the end of the period	38,887	$13.30	48,608	$13.30

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended June 30, 2019 and 2018, the Company recognized approximately $32,000 and $21,000 of compensation expense, respectively.  A tax benefit of approximately $7,000 and $4,000 was recognized during the three months ended June 30, 2019 and 2018, respectively.  During both the six months ended June 30, 2019 and 2018, the Company recognized approximately $65,000 and $42,000 of compensation expense, respectively.  A tax benefit of approximately $14,000 and $9,000 was recognized during the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, approximately $501,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

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

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $5.00 per share (split-adjusted) which is higher than the fair market value of the common stock on the grant date.  All of the options granted in May 2008 were either exercised or expired in May 2018.  All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  As of June 30, 2019, a total of 256,336 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 37,250 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of June 30, 2019 and 2018 and changes during the three months ended June 30, 2019 and 2018 is as follows:

	2019			2018
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	279,836	$10.64	6.8	265,302	$6.74	3.2
Granted	-	-	-	136,636	13.30	9.9
Exercised	(23,500)	8.10	-	(106,844)	5.00	-
Forfeited	-	-	-	(15,258)	6.22	-
Outstanding at end of period	256,336	$10.87	6.5	279,836	$10.64	7.8
Exercisable at end of period	147,027	$9.07	3.9	143,200	$8.10	4.9

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

During the three months ended June 30, 2019 and 2018, compensation expense was recognized in the amount of $11,000 and $8,000, respectively.  A tax benefit of approximately $1,000 was recognized during the three months ended June 30, 2019 and none during the three months ended June 30, 2018.  During the six months ended June 30, 2019 and 2018, compensation expense was recognized in the amount of $22,000 and $19,000, respectively.  A tax benefit of approximately $1,000 was recognized during the six months ended June 30, 2019 and none during the six months ended June 30, 2018. As of June 30, 2019, approximately $171,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2019 (in thousands):

	June 30, 2019
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Mortgage-backed securities:
Governmental National Mortgage Association mortgage-backed securities	$5,567	$-	$5,567	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,079	-	1,079	-
Federal National Mortgage Association mortgage-backed securities	321	-	321	-
Debt securities:
U.S. government agency	360	-	360	-
Corporate note	1,505	-	1,505	-
Total investment securities available for sale	$8,832	$-	$8,832	$-
Total recurring fair value measurements	$8,832	$-	$8,832	$-

Nonrecurring fair value measurements
Impaired loans	$582	$-	$-	$582
Other Real Estate Owned	1,819	-	-	1,819
Total nonrecurring fair value measurements	$2,401	$-	$-	$2,401

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2018 (in thousands):

	December 31, 2018
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Mortgage-backed securities:
Governmental National Mortgage Association mortgage-backed securities	$4,876	$-	$4,876	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,082	-	1,082	-
Federal National Mortgage Association mortgage-backed securities	367	-	367	-
Debt securities:
U.S. government agency	358	-	358	-
Total investment securities available for sale	$6,680	$-	$6,680	$-
Total recurring fair value measurements	$6,680	$-	$6,680	$-

Nonrecurring fair value measurements
Impaired loans	$593	$-	$-	$593
Other Real Estate Owned	1,650	-	-	1,650
Total nonrecurring fair value measurements	$2,243	$-	$-	$2,243

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$582	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-73% (9%)

Other real estate owned	$1,819	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

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

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2019 and December 31, 2018 (in thousands):

			Fair Value Measurements at
			June 30, 2019
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$10,160	$10,488	$-	$-	$10,488
Loans held for sale	9,402	9,729	-	9,729	-
Loans receivable, net	226,189	225,054	-	-	225,054

Financial Liabilities
Deposits	224,504	227,144	46,110	-	181,034
FHLB long-term borrowings	23,000	23,012	-	-	23,012
Subordinated debt	7,848	8,078	-	-	8,078

			Fair Value Measurements at
			December 31, 2018
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$4,927	$4,927	$-	$-	$4,927
Loans held for sale	5,103	5,254	-	5,254	-
Loans receivable, net	216,898	214,351	-	-	214,351

Financial Liabilities
Deposits	211,911	212,320	45,695	-	166,625
FHLB long-term borrowings	15,000	14,973	-	-	14,973
Subordinated debt	7,831	7,831	-	-	7,831

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

Note 12 – Operating Segments

The Company’s operations currently consist of two reportable operating segments: Banking and Mortgage Banking. The Company offers different products and services through its two segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment’s operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment’s loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC which are included in the Banking Segment for segment reporting purposes.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table present summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2019			2018
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$2,123	$(25)	$2,098	$2,067	$(7)	$2,060
Provision for Loan Losses	76	-	76	94	-	94
Net Interest Income after Provision for Loan Losses	2,047	(25)	2,022	1,973	(7)	1,966

Non-Interest Income
Mortgage banking and title abstract fees	176	149	325	136	81	217
Real estate sales commissions, net	33	-	33	50	-	50
Insurance commissions	106	-	106	103	-	103
Other fees and services charges	62	-	62	44	-	44
Income from bank-owned life insurance	19	-	19	21	-	21
Net gain on loans held for sale	-	867	867	-	585	585
Gain on the sale of SBA loans	34	-	34	-	-	-
Gain on sales of other real estate owned	-	-	-	-	-	-
Total Non-Interest Income	430	1,016	1,446	354	666	1,020

Non-Interest Expense
Salaries and employee benefits	1,465	306	1,771	1,323	298	1,621
Directors’ fees and expenses	56	-	56	40	-	40
Occupancy and equipment	117	57	174	107	39	146
Data processing	81	37	118	67	26	93
Professional fees	79	13	92	110	13	123
FDIC deposit insurance assessment	12	-	12	46	-	46
Other real estate owned expenses	4	-	4	2	-	2
Advertising	61	10	71	49	5	54
Amortization of other intangible	12	-	12	12	-	12
Other	205	12	217	131	13	144
Total Non-Interest Expense	2,092	435	2,527	1,887	394	2,281

Pretax Segment Profit	$385	$556	$941	$440	$265	$705

Segment Assets	$269,302	$15,575	$284,877	$246,844	$9,088	$251,562

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

	As of or for the Six Months Ended June 30,
	2019			2018
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$4,279	$(44)	$4,235	$4,056	$(17)	$4,039
Provision for Loan Losses	161	-	161	165	-	165
Net Interest Income after Provision for Loan Losses	4,118	(44)	4,074	3,891	(17)	3,874

Non-Interest Income
Mortgage banking and title abstract fees	261	209	470	242	85	327
Real estate sales commissions, net	51	-	51	102	-	102
Insurance commissions	198	-	198	182	-	182
Other fees and services charges	90	-	90	118	-	118
Income from bank-owned life insurance	39	-	39	41	-	41
Net gain on loans held for sale	-	1,300	1,300	3	903	906
Gain on the sale of SBA loans	140	-	140	23	-	23
Gain on sales of other real estate owned	-	-	-	63	-	63
Total Non-Interest Income	779	1,509	2,288	774	988	1,762

Non-Interest Expense
Salaries and employee benefits	2,787	610	3,397	2,691	598	3,289
Directors’ fees and expenses	113	-	113	94	-	94
Occupancy and equipment	228	106	334	217	79	296
Data processing	161	59	220	129	50	179
Professional fees	148	26	174	157	26	183
FDIC deposit insurance assessment	40	-	40	93	-	93
Other real estate owned expenses	11	-	11	2	-	2
Advertising	122	20	142	98	10	108
Amortization of other intangible	24	-	24	24	-	24
Other	353	26	379	289	31	320
Total Non-Interest Expense	3,987	847	4,834	3,794	794	4,588

Pretax Segment Profit	$910	$618	$1,528	$871	$177	$1,048

Segment Assets	$269,302	$15,575	$284,877	$246,844	$9,088	$251,562

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

We make certain statements in this document as to what we expect may happen in the future. These statements usually contain the words “believe,” “estimate,” “project,” “expect,” “anticipate,” “intend” or similar expressions. Because these statements look to the future, they are based on our current expectations and beliefs. Actual results or events may differ materially from those reflected in the forward-looking statements. You should be aware that our current expectations and beliefs as to future events are subject to change at any time, and we can give you no assurances that the future events will actually occur.

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

At June 30, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

General.   The Company’s total assets at June 30, 2019 were $284.9 million, an increase of $13.5 million, or 5.0%, from $271.4 million at December 31, 2018.  This growth in total assets was primarily due to a $9.3 million, or 4.3%, increase in loans receivable, net, a $5.2 million, or 106.2%, increase in investment in interest-earning time deposits, a $4.3 million, or 84.2%, increase in loans held for sale, a $2.2 million, or 32.2%, increase in investment securities available for sale, and a $1.9 million, or 178.5% increase in prepaid expenses and other assets.  These increases were partially offset by a $9.8 million, or 37.5%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $9.8 million, or 37.5%, from $26.0 million at December 31, 2018 to $16.3 million at June 30, 2019 as excess liquidity was used primarily to fund the increase of $9.3 million of loans receivable, net.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $5.2 million, or 106.1%, from $4.9 million at December 31, 2018 to $10.2 million at June 30, 2019 as the Company invested excess liquidity into higher yielding interest-earning assets.

Investment Securities Available for Sale.  Investment securities available for sale increased $2.2 million, or 32.2%, from $6.7 million at December 31, 2018 to $8.8 million at June 30, 2019, as the Company invested excess liquidity into higher yielding interest-earning assets.

Loans Held for Sale.  Loans held for sale increased $4.3 million or 84.2%, from $5.1 million at December 31, 2018 to $9.4 million at June 30, 2019 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $53.4 million of one-to-four family residential loans during the six months ended June 30, 2019 and sold $48.9 million of loans in the secondary market during this same period. The Bank did not originate any equipment loans held for sale during the six months ended June 30, 2019 but sold $258,000 of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $9.3 million, or 4.3%, to $226.2 million at June 30, 2019 from $216.9 million December 31, 2018.  This increase was funded primarily from deposits and excess liquidity.  Increases within the portfolio occurred in commercial business loans which increased $10.4 million, or 44.0%, and commercial real estate loans which increased $4.5 million, or 4.3%.  These increases were partially offset by decreases of $4.0 million, 8.5%, in one-to-four family residential non-owner occupied loans, $469,000, 2.0%, in multi-family residential loans, $377,000, or 8.7%, in home equity loans, $299,000, or 4.5%, in one-to-four family residential owner occupied loans, $279,000, or 2.8%, in construction loans, and $8,000, or 42.1%, in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.8 million at June 30, 2019, consisting of four properties that were collateral for a construction loan.  During the six months ended June 30, 2019, the Company made a total of $168,000 in capital improvements to the properties.  The balance of OREO totaled $1.7 million at December 31, 2018, consisting of the same four properties.  Non-performing assets amounted to $2.4 million, or 0.85% of total assets at June 30, 2019 compared to $2.8 million, or 1.04% of total assets at December 31, 2018.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $1.9 million, or 178.5%, due primarily to the adoption of Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842) by the Company on January 1, 2019.  This standard requires a lessee to recognize the assets and liabilities that arise from leases on the balance sheet by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The impact of adopting this accounting standard on the Company’s balance sheet was $1.3 million at June 30, 2019.

Deposits.  Total deposits increased $12.6 million, or 5.9%, to $224.5 million at June 30, 2019 from $211.9 million at December 31, 2018. This increase in deposits was primarily attributable to increases of $12.2 million, or 7.3%, in certificates of deposit, $665,000 or 59.4%, in savings accounts, and $65,000, or 0.24%, in money market accounts.  These increases were partially offset by a $196,000, or 1.1%, decrease in non-interest bearing checking accounts and a $119,000, or 62.0%, decrease in passbook accounts.

Federal Home Loan Bank Advances. Short-term Federal Home Loan Bank (FHLB) advances declined from $9.0 million at December 31, 2018 to none at June 30, 2019 as the Company termed-out $9.0 million of advances at varying maturities.  Long-term FHLB borrowings increased $8.0 million, or 53.3%, from $15.0 million at December 31, 2018 to $23.0 million at June 30, 2019, as a result of the $9.0 million term-out of short-term borrowings and the repayment of $1.0 million of a long-term borrowing that matured in June 2019.

Subordinated Debt. On December 27, 2018, the Company issued $8.0 million in subordinated notes. These notes have a maturity date of December 31, 2028, and bear interest at a fixed rate of 6.50%. The Company may, at its option, at any time on an interest payment date on or after December 31, 2023, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $7.8 million at June 30, 2019 and December 31, 2018.

Stockholders’ Equity.  Total stockholders’ equity increased $992,000, or 4.2%, to $24.8 million at June 30, 2019 from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the six months ended June 30, 2019 of $1.1 million, the reissuance of treasury stock for exercised stock options of $190,000, common stock earned by participants in the employee stock ownership plan of $90,000, amortization of stock awards and options under our stock compensation plans of $87,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $21,000, and other comprehensive income, net of $17,000.  These increases were partially offset by dividends paid of $317,000 and by the purchase of treasury stock of $174,000.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General.  Net income amounted to $665,000 for the three months ended June 30, 2019, an increase of $130,000, or 24.3%, compared to net income of $535,000 for three months ended June 30, 2018.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $426,000, an increase in net interest income of $38,000, and a decrease in the provision for loan losses of $18,000, partially offset by an increase in non-interest expense of $246,000 and an increase in the provision for income taxes of $106,000.

Net Interest Income.  Net interest income increased $38,000, or 1.8%, to $2.10 million for the three months ended June 30, 2019 from $2.06 million for the three months ended June 30, 2018.  The increase was driven by a $478,000, or 15.9%, increase in interest income, partially offset by a $440,000, or 46.9%, increase in interest expense.

Interest Income.  Interest income increased $478,000 or 15.9%, to $3.5 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018. primarily due to a $16.2 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $213.6 million for the three months ended June 30, 2018 to an average balance of $229.8 million for the three months ended June 30, 2019, and had the effect of increasing interest income $217,000.  Also contributing to this increase was a 23 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.34% for the three months ended June 30, 2018 to 5.57% for the three months ended June 30, 2019, which had the effect of increasing interest income $134,000.  The increase in interest income was also due to a $5.6 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $17.1 million for the three months ended June 30, 2018 to an average balance of $22.7 million for the three months ended June 30, 2019, and had the effect of increasing interest income $23,000.  Also contributing to this increase was a 58 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.66% for the three months ended June 30, 2018 to 2.24% for the three months ended June 30, 2019, which had the effect of increasing interest income $33,000.  The increase in interest income was also due to a $5.2 million increase in investment in interest-earning time deposits which increased from an average balance of $4.9 million for the three months ended June 30, 2018 to an average balance of $10.2 million for the three months ended June 30, 2019, which had the effect of increasing interest income $24,000.  Also contributing to this increase was a 113 basis point increase in the yield on investment in interest-earning time deposits which increased from 1.79% for the three months ended June 30, 2018 to 2.92% for the three months ended June 30, 2019, which had the effect of increasing interest income $28,000.

Interest Expense.  Interest expense increased $440,000 or 46.9%, to $1.4 million for the three months ended June 30, 2019 from $939,000 for the three months ended June 30, 2018.  The increase in interest expense was primarily attributable to a $24.4 million increase in average certificate of deposit accounts which increased from an average balance of $154.9 million for the three months ended June 30, 2018 to an average balance of $179.3 million for the three months ended June 30, 2019, and had the effect of increasing interest expense $115,000.  Also contributing to this increase was a 41 basis point increase in rate on average certificate of deposit accounts, which increased from 1.90% for the three months ended June 30, 2018 to 2.31% for the three months ended June 30, 2019, and had the effect of increasing interest expense by $186,000.  The increase in interest expense was also due to average subordinated debt of $7.8 million outstanding for the three months ended June 30, 2019, at the applicable interest rate of 6.5%, which had the effect of increasing interest expense by $130,000 compared to none for the three months ended June 30, 2018.  The average interest rate spread decreased from 3.18% for the three months ended June 30, 2018 to 2.82% for the three months ended June 30, 2019 while the net interest margin decreased from 3.37% for the three months ended June 30, 2018 to 3.09% for the three months ended June 30, 2019.

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

	Three Months Ended June 30,
	2019				2018
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$22,682		$127	2.24%	$17,070		$71	1.66%
Investment in interest-earning time deposits	10,154		74	2.92	4,920		22	1.79
Investment securities available for sale	8,240		56	2.72	7,554		37	1.96
Loans receivable, net (1) (2) (3)	229,786		3,200	5.57	213,555		2,849	5.34
Investment in FHLB stock	1,088		20	7.35	1,246		20	6.42
Total interest-earning assets	271,950		3,477	5.11%	244,345		2,999	4.91%
Non-interest-earning assets	12,433				8,812
Total assets	$284,383				$253,157
Interest-bearing liabilities:
Passbook accounts	$77	$	*	* %	$329	$	*	* %
Savings accounts	1,754		1	0.23	1,968		1	0.20
Money market accounts	27,714		55	0.79	31,948		64	0.80
Certificate of deposit accounts	179,265		1,037	2.31	154,925		735	1.90
Total deposits	208,810		1,093	2.09	189,170		800	1.69
FHLB short-term borrowings	2,868		36	5.02	10,000		48	1.92
FHLB long-term borrowings	21,099		120	2.27	18,000		91	2.02
Subordinated debt	7,843		130	6.63	-		-	-
Total interest-bearing liabilities	240,620		1,379	2.29%	217,170		939	1.73%
Non-interest-bearing liabilities	19,367				13,299
Total liabilities	259,987				230,469
Stockholders’ Equity	24,396				22,688
Total liabilities and Stockholders’ Equity	$284,383				$253,157
Net interest-earning assets	$31,330				$27,175
Net interest income; average interest rate spread			$2,098	2.82%			$2,060	3.18%
Net interest margin (4)				3.09%				3.37%
Average interest-earning assets to average interest-bearing liabilities				113.02%				112.51%
________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $20,000 and an average yield of 3.63% for the three months ended June 30, 2018.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased $18,000, or 19.1%, from $94,000 for the three months ended June 30, 2018 to $76,000 for the three months ended June 30, 2019, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2019.

Non-performing loans amounted to $592,000 or 0.26% of net loans receivable at June 30, 2019, consisting of four loans, two of which are on non-accrual status and two of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.2 million, or 0.54% of net loans receivable at December 31, 2018, consisting of six loans, three of which were on non-accrual status and three of which were 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2019 include two one-to-four family non-owner occupied residential loans, one one-to-four family owner occupied residential loan, and one commercial real estate loan, and all are generally well-collateralized or adequately reserved for.  The allowance for loan losses as a percent of total loans receivable was 0.93% at June 30, 2019 and 0.90% at December 31, 2018.

                     Non-Interest Income.  Non-interest income increased $426,000 or 41.8%, from $1.0 million for the three months ended June 30, 2018 to $1.4 million for the three months ended June 30, 2019 due primarily to a $282,000, or 48.2%, increase in net gain on loans held for sale, a $108,000, or 49.8%, increase in mortgage banking and title abstract fees, a $34,000 gain on the sale of SBA loans, and an $18,000, or 40.9%, increase in other fees and service charges, and a $3,000, or 2.9%, increase in commissions earned by Quaint Oak Insurance Agency, a wholly owned insurance subsidiary of Quaint Oak Bank.  These increases were partially offset by a $17,000, or 34.0%, decrease in real estate sales commissions, net, and a $2,000, or 9.5%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Total non-interest expense increased $246,000, or 10.8%, from $2.3 million for the three months ended June 30, 2018 to $2.5 million for the three June 30, 2019 due primarily to a $150,000, or 9.3%, increase in salaries and employee benefits expense, a $73,000, or 50.7%, increase in other expenses, a $28,000, or 19.2%, increase in occupancy and equipment expenses, a $25,000, or 26.9%, increase in data processing expense, a $17,000, or 31.5%, increase in advertising expense, a $16,000, or 40.0%, increase in directors’ fees and expenses, and a $2,000, or 100.0%, increase in other real estate owned expense.  These increases were partially offset by a $34,000, or 73.9%, decrease in FDIC deposit insurance expense and a $31,000, or 25.2%, decrease in professional fees.  The decrease in FDIC deposit insurance assessment was due to a reduction in the Bank’s assessment multiplier.

Provision for Income Tax.  The provision for income tax increased $106,000, or 62.4%, from $170,000 for the three months ended June 30, 2018 to $276,000 for the three months ended June 30, 2019 due primarily to an increase in pre-tax income and an increase in our effective tax rate from 24.1% for the three months ended June 30, 2018 to 29.3% for the three months ended June 30, 2019.  The increase in our effective tax rate was primarily due to a tax deduction taken in the first quarter of 2018 related to the exercise of non-qualified stock options during the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General.  Net income amounted to $1.1 million for the six months ended June 30, 2019, an increase of $255,000, or 31.0%, compared to net income of $823,000 for six months ended June 30, 2018.  The increase in net income was primarily the result of an increase in non-interest income of $526,000, an increase in net interest income of $196,000, and a decrease in the provision for loan losses of $4,000, partially offset by an increase in non-interest expense of $246,000 and an increase in the provision for income taxes of $225,000.

 Net Interest Income.  The $196,000, or 4.9%, increase in net interest income for the six months ended June 30, 2019 over the comparable period in 2018 was driven by a $1.0 million, or 17.9%, increase in interest income, partially offset by an $849,000, or 47.3%, increase in interest expense.

 Interest Income.  Interest income increased $1.0 million, or 17.9%, to $6.9 million for the six months ended June 30, 2019 from $5.8 million for the six months ended June 30, 2018.  The increase in interest income was primarily due to a $15.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $210.7 million for the six months ended June 30, 2018 to an average balance of $226.5 million for the six months ended June 30, 2019, and had the effect of increasing interest income $416,000.  Also contributing to this increase was a 32 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.28% for the six months ended June 30, 2018 to 5.60% for the six months ended June 30, 2019, which had the effect of increasing interest income $362,000.  The increase in interest income was also due to an $8.8 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $14.8 million for the six months ended June 30, 2018 to an average balance of $23.6 million for the six months ended June 30, 2019, and had the effect of increasing interest income $73,000.  Also contributing to this increase was a 74 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.64% for the six months ended June 30, 2018 to 2.38% for the six months ended June 30, 2019, which had the effect of increasing interest income $87,000.  The increase in interest income was also due to a $4.2 million increase in investment in interest-earning time deposits which increased from an average balance of $4.9 million for the six months ended June 30, 2018 to an average balance of $9.1 million for the six months ended June 30, 2019, which had the effect of increasing interest income $38,000.  Also contributing to this increase was an 87 basis point increase in the yield on investment in interest-earning time deposits which increased from 1.84% for the six months ended June 30, 2018 to 2.71% for the six months ended June 30, 2019, which had the effect of increasing interest income $40,000.

Interest Expense.  Interest expense increased $849,000, or 47.3%, to $2.6 million for the six months ended June 30, 2019 from $1.8 million for the six months ended June 30, 2018.  The increase in interest expense was primarily attributable to a $24.1 million increase in average certificate of deposit accounts which increased from an average balance of $151.8 million for the six months ended June 30, 2018 to an average balance of $175.9 million for the six months ended June 30, 2019, and had the effect of increasing interest expense $222,000.  Also contributing to this increase was a 40 basis point increase in rate on average certificate of deposit accounts, which increased from 1.85% for the six months ended June 30, 2018 to 2.25% for the six months ended June 30, 2019, and had the effect of increasing interest expense by $356,000.  The increase in interest expense was also due to average subordinated debt of $7.8 million outstanding for the six months ended June 30, 2019, at the applicable interest rate of 6.5%, which had the effect of increasing interest expense by $259,000 compared to none for the six months ended June 30, 2018.  The average interest rate spread decreased from 3.20% for the six months ended June 30, 2018 to 2.91% for the six months ended June 30, 2019 while the net interest margin decreased from 3.38% for the six months ended June 30, 2018 to 3.16% for the six months ended June 30, 2019.

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

	Six Months Ended June 30,
	2019				2018
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$23,621		$281	2.38%	$14,754		$121	1.64%
Investment in interest-earning time deposits	9,090		123	2.71	4,903		45	1.84
Investment securities available for sale	7,439		98	2.63	7,681		72	1.87
Loans receivable, net (1) (2) (3)	226,495		6,337	5.60	210,708		5,558	5.28
Investment in FHLB stock	1,087		40	7.36	1,240		38	5.13
Total interest-earning assets	267,732		6,879	5.14%	239,286		5,834	4.88%
Non-interest-earning assets	11,913				8,741
Total assets	$279,645				$248,027
Interest-bearing liabilities:
Passbook accounts	$87	$	*	* %	$362	$	*	* %
Savings accounts	1,486		1	0.13	1,986		2	0.20
Money market accounts	27,676		110	0.79	31,509		125	0.79
Certificate of deposit accounts	175,875		1,981	2.25	151,785		1,402	1.85
Total deposits	205,124		2,092	2.04	185,642		1,529	1.65
FHLB short-term borrowings	5,917		94	3.18	10,000		84	1.68
FHLB long-term borrowings	18,066		199	2.20	18,000		182	2.02
Subordinated debt	7,835		259	6.60	-		-	-
Total interest-bearing liabilities	236,942		2,644	2.23%	213,642		1,795	1.68%
Non-interest-bearing liabilities	18,527				11,858
Total liabilities	255,469				225,500
Stockholders’ Equity	24,176				22,527
Total liabilities and Stockholders’ Equity	$279,645				$248,027
Net interest-earning assets	$30,790				$25,644
Net interest income; average interest rate spread			$4,235	2.91%			$4,039	3.20%
Net interest margin (4)				3.16%				3.38%
Average interest-earning assets to average interest-bearing liabilities				112.99%				112.00%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $27,000 and an average yield of 4.23% for the six months ended June 30, 2018. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $4,000, or 2.4%, from $165,000 for the six months ended June 30, 2018 to $161,000 for the six months ended June 30, 2019.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018-Provision for Loan Losses.”

Non-Interest Income.  Non-interest income increased $526,000, or 29.9%, for the six months ended June 30, 2019 over the comparable period in 2018 primarily due to a $394,000, or 43.5%, increase in net gain on loans held for sale, a $143,000, or 43.7%, increase in mortgage banking and title abstract fees, a $117,000, or 508.7%, increase in gain on the sales of SBA loans, and a $16,000, or 8.8%, increase in insurance commissions.  These increases were partially offset by a $63,000 decrease in the gain on the sales of other real estate owned, a $51,000, or 50.0%, decrease in real estate sales commission, net, a $28,000, or 23.7%, decrease in other fees and service charges, and a $2,000, or 4.9%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Non-interest expense increased $246,000, or 5.4%, from $4.6 million for the six months ended June 30, 2018 to $4.8 million for the six months ended June 30, 2019 due primarily to a $108,000, or 3.3%, increase in salaries and employee benefits expense, a $59,000, or 18.4%, increase in other expenses, a $38,000, or 12.8%, increase in occupancy and equipment expenses, a $41,000, or 22.9%, increase in data processing expense, a $34,000, or 31.5%, increase in advertising expense, a $19,000, or 20.2%, increase in directors’ fees and expenses, and a $9,000, or 450.0% increase in other real estate owned expense.  These increases were partially offset by a $53,000, or 57.0% decrease in FDIC deposit insurance expense and a $9,000, or 4.9%, decrease in professional fees.  As was the case for the quarter, the decrease in FDIC deposit insurance assessment was due to a reduction in the Bank’s assessment multiplier.

Provision for Income Tax.  The provision for income tax increased $225,000, or 100.0%, from $225,000 for the six months ended June 30, 2018 to $450,000 for the six months ended June 30, 2019 due primarily to an increase in pre-tax income and an increase in our effective tax rate from 21.5% for the six months ended June 30, 2018 to 29.5% for the six months ended June 30, 2019.  The increase in our effective tax rate was primarily due to a tax deduction taken in the first six months of 2018 related to the exercise of non-qualified stock options during the six months ended June 30, 2018.

Operating Segments

The Company’s operations consist of two reportable operating segments: Banking and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Mortgage Banking Segment originates residential mortgage loans which are sold into the secondary market along with the loans’ servicing rights.   Detailed segment information appears in Note 12 in the Notes to Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2019 of $385,000, an $55 ,000, or 12.5%, decrease from the same period in 2018.  This decrease in PTSP was due to an increase in non-interest expense which was partially offset by increases in net interest income and non-interest income and a decrease in the provision for loan losses.  The increase in non-interest expense was due primarily to increases in salaries and employees benefits expense and other expense.  The increase in net interest income was primarily attributable to an increase in interest income, driven by higher average loan balances and yields, partially offset by a higher cost of funds.  The increase in cost of funds was impacted by the interest expense related to $8.0 million in subordinated debt issued in December 2018. The increase in non-interest income, was primarily due to an increase in title abstract fees and the gain on the sale of SBA loans.

Our Mortgage Banking Segment reported a PTSP for the three months ended June 30, 2019 of $556,000, a $291,000, or 109.8%, increase from the same period in 2018.  The increase in PTSP was primarily due to the increase in non-interest income which was driven by an increases in net gain on the sale of loans and processing fees.  This increase was partially offset by an increase in non-interest expense and decrease in net interest income.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2019 of $910,000, a $39,000, or 4.5%, increase from the same period in 2018.  This increase in PTSP was primarily due to an increase in net interest income which was partially offset by an increase in non-interest expense.  The increase in net interest income was primarily attributable to an increase in interest income, driven by higher average loan balances and yields, partially offset by a higher cost of funds.  As was the case with the quarter the increase in cost of funds was impacted by the interest expense related to $8.0 million in subordinated debt issued in December 2018.  Also as was the case for the quarter, the increase in non-interest expense was due primarily to increases in salaries and employees benefits expense and other expense.

Our Mortgage Banking Segment reported a PTSP for the six months ended June 30, 2019 of $618,000, a $441,000, or 249.2%, increase from the same period in 2018.  The increase in PTSP was primarily due to the increase in non-interest income which was driven by an increases in net gain on the sale of loans and processing fees.  This increase was partially offset by an increase in non-interest expense and decrease in net interest income.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2019, the Company’s cash and cash equivalents amounted to $16.3 million.  At such date, the Company also had $1.0 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2019, Quaint Oak Bank had outstanding commitments to originate loans of $17.6 million, commitments under unused lines of credit of $16.6 million, and $1.8 million under standby letters of credit.

At June 30, 2019, certificates of deposit scheduled to mature in less than one year totaled $58.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2019, we had $23.0 million of borrowings from the FHLB and had $137.6 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of June 30, 2019 Quaint Oak Bank had $725,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2019.

Our stockholders’ equity amounted to $24.8 million at June 30, 2019, an increase of $992,000, or 4.2%, from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the six months ended June 30, 2019 of $1.1 million, the reissuance of treasury stock for exercised stock options of $190,000, common stock earned by participants in the employee stock ownership plan of $90,000, amortization of stock awards and options under our stock compensation plans of $87,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $21,000, and other comprehensive income, net of $17,000.  These increases were partially offset by dividends paid of $317,000 and by the purchase of treasury stock of $174,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

    Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2019, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.37%, 14.10%, 14.10% and 15.13%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  In general, we do not require collateral or other security to support financial instruments with off–balance sheet credit risk.

Commitments.  At June 30, 2019, we had unfunded commitments under lines of credit of $16.6 million, $17.6 million of commitments to originate loans, and $1.8 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)          Not applicable.

(b)          Not applicable.

(c)          Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2019 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 – April 30, 2019	-	$-	-	39,675
May 1, 2019 – May 31, 2019	4,835	12.38	-	39,675
June 1, 2019 – June 30, 2019	-	-	-	39,675
Total	4,835	$12.38	-	39,675

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

Date: August 14, 2019	By:	/s/Robert T. Strong Robert T. Strong President and Chief Executive Officer

Date: August 14, 2019	By:	/s/John J. Augustine John J. Augustine Executive Vice President and Chief Financial Officer