Form 10-Q
period 2019-09-30
QUAINT OAK BANCORP INC
filed 2019-11-13
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

              Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2019, 1,996,642 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2019	2018
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$420	$369
Due from banks, interest-bearing	5,086	25,643
Cash and cash equivalents	5,506	26,012
Investment in interest-earning time deposits	10,172	4,927
Investment securities available for sale	9,314	6,680
Loans held for sale	16,483	5,103
Loans receivable, net of allowance for loan losses (2019 $2,283; 2018 $1,965)	237,379	216,898
Accrued interest receivable	1,408	1,153
Investment in Federal Home Loan Bank stock, at cost	1,500	1,086
Bank-owned life insurance	3,954	3,894
Premises and equipment, net	2,121	2,058
Goodwill	515	515
Other intangible, net of accumulated amortization	331	368
Other real estate owned, net	1,969	1,650
Prepaid expenses and other assets	3,168	1,060
Total Assets	$293,820	$271,404

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,045	$17,542
Interest-bearing	205,105	194,369
Total deposits	222,150	211,911
Federal Home Loan Bank short-term borrowings	9,000	9,000
Federal Home Loan Bank long-term borrowings	25,271	15,000
Subordinated debt	7,856	7,831
Accrued interest payable	283	221
Advances from borrowers for taxes and insurance	1,758	2,568
Accrued expenses and other liabilities	1,954	1,037
Total Liabilities	268,272	247,568

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,996,489 and 1,975,947 outstanding at September 30, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	14,910	14,683
Treasury stock, at cost: 780,761 shares at September 30, 2019 and 801,303 shares at December 31, 2018	(4,800)	(4,824)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(135)	(185)
Accumulated other comprehensive income (loss)	25	(2)
Retained earnings	15,520	14,136
Total Stockholders’ Equity	25,548	23,836
Total Liabilities and Stockholders’ Equity	$293,820	$271,404

Quaint Oak Bancorp, Inc.
Consolidated Statement of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except for share data)
Interest Income
Interest and fees on loans	$3,325	$2,932	$9,662	$8,490
Interest and dividends on time deposits, investment securities, interest-bearing deposits with other banks, and Federal Home Loan Bank stock	213	181	755	457
Total Interest Income	3,538	3,113	10,417	8,947

Interest Expense
Interest on deposits	1,093	856	3,185	2,384
Interest on Federal Home Loan Bank short-term borrowings	7	57	101	142
Interest on Federal Home Loan Bank long-term borrowings	137	88	336	270
Interest on subordinated debt	130	-	389	-
Total Interest Expense	1,367	1,001	4,011	2,796

Net Interest Income	2,171	2,112	6,406	6,151
Provision for Loan Losses	157	183	318	348
Net Interest Income after Provision for Loan Losses	2,014	1,929	6,088	5,803

Non-Interest Income
Mortgage banking and title abstract fees	349	273	819	600
Real estate sales commissions, net	77	41	128	143
Insurance commissions	109	101	307	283
Other fees and services charges	(5)	32	85	150
Income from bank-owned life insurance	21	19	60	60
Net gain on loans held for sale	996	673	2,296	1,579
Gain on sale of SBA loans	98	82	238	105
Gain on sales of other real estate owned	-	-	-	63
Total Non-Interest Income	1,645	1,221	3,933	2,983

Non-Interest Expense
Salaries and employee benefits	1,776	1,569	5,173	4,858
Directors’ fees and expenses	54	54	167	148
Occupancy and equipment	181	150	515	446
Data processing	121	108	341	287
Professional fees	108	108	282	291
FDIC deposit insurance assessment	-	47	40	140
Other real estate owned expense	12	8	23	10
Advertising	70	53	212	161
Amortization of other intangible	13	12	37	36
Other	200	166	579	486
Total Non-Interest Expense	2,535	2,275	7,369	6,863

Income before Income Taxes	1,124	875	2,652	1,923
Income Taxes	322	217	772	442
Net Income	$802	$658	$1,880	$1,481

Earnings per share - basic	$0.41	$0.34	$0.96	$0.77
Average shares outstanding - basic	1,966,003	1,945,553	1,953,367	1,916,817
Earnings per share - diluted	$0.40	$0.33	$0.94	$0.75
Average shares outstanding - diluted	2,011,575	2,016,537	1,999,794	1,978,517

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statement of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net Income	$802	$658	$1,880	$1,481

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	12	(9)	34	5
Income tax effect	(2)	2	(7)	(1)

Other comprehensive income (loss)	10	(7)	27	4

Total Comprehensive Income	$812	$651	$1,907	$1,485

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2019
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – JUNE 30, 2019	1,996,688	$28	$14,832	$(4,793)	$(151)	$15	$14,897	$24,828

ESOP shares committed to be released (3,607 shares)			30		16			46

Treasury stock purchase	(985)			(12)				(12)

Reissuance of treasury stock under 401(k) Plan	786		5	5				10

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(179)	(179)

Net income							802	802

Other comprehensive income, net						10		10

BALANCE – SEPTEMBER 30, 2019	1,996,489	$28	$14,910	$(4,800)	$(135)	$25	$15,520	$25,548

For the Three Months Ended September 30, 2018
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – JUNE 30, 2018	1,990,556	$28	$14,520	$(4,627)	$(219)	$(4)	$13,234	$22,932

ESOP shares committed to be released (3,607 shares)			32		17			49

Treasury stock purchase								-

Reissuance of treasury stock under 401(k) Plan	1,067		8	6				14

Stock based compensation expense			44					44

Cash dividends declared ($0.07 per share)							(140)	(140)

Net income							658	658

Other comprehensive loss, net						(7)		(7)

BALANCE – SEPTEMBER 30, 2018	1,991,623	$28	$14,604	$(4,621)	$(202)	$(11)	$13,752	$23,550

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2019
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2018	1,975,947	$28	$14,683	$(4,824)	$(185)	$(2)	$14,136	$23,836

ESOP shares committed to be released (10,821 shares)			86		50			136

Treasury stock purchase	(15,146)			(186)				(186)

Reissuance of treasury stock under 401(k) Plan	2,467		16	15				31

Reissuance of treasury stock under stock incentive plan	9,721		(57)	57				-

Reissuance of treasury stock for exercised stock options	23,500		52	138				190

Stock based compensation expense			130					130

Cash dividends declared ($0.25 per share)							(496)	(496)

Net income							1,880	1,880

Other comprehensive income, net						27		27

BALANCE – SEPTEMBER 30, 2019	1,996,489	$28	$14,910	$(4,800)	$(135)	$25	$15,520	$25,548

For the Nine Months Ended September 30, 2018
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Unallocated Common Stock Held by Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2017	1,920,024	$28	$14,481	$(4,675)	$(277)	$(15)	$12,643	$22,185

ESOP shares committed to be released (10,821 shares)			94		51			145

Treasury stock purchase	(44,311)			(588)	2			(586)

Reissuance of treasury stock under 401(k) Plan	4,069		31	23				54

Reissuance of treasury stock under stock incentive plan	4,997		(28)	28				-

Reissuance of treasury stock for exercised stock options	106,844		(57)	591				534

Stock based compensation expense			105					105

Release of 4,664 vested RRP shares			(22)		22			-

Cash dividends declared ($0.19 per share)							(372)	(372)

Net income							1,481	1,481

Other comprehensive income, net						4		4

BALANCE – SEPTEMBER 30, 2018	1,991,623	$28	$14,604	$(4,621)	$(202)	$(11)	$13,752	$23,550

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,880	$1,481
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	318	348
Depreciation of premises and equipment	149	153
Amortization of operating right-of-use assets	69	-
Amortization of subordinated debt issuance costs	25	-
Amortization of other intangible	37	36
Net amortization of securities premiums	14	15
Accretion of deferred loan fees and costs, net	(313)	(269)
Stock-based compensation expense	266	250
Net gain on loans held for sale	(2,296)	(1,579)
Loans held for sale-originations	(97,973)	(80,537)
Loans held for sale-proceeds	88,889	81,689
Gain on the sale of SBA loans	(238)	(105)
Net loss on sale and write-downs of other real estate owned	-	(63)
Increase in the cash surrender value of bank-owned life insurance	(60)	(60)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(255)	(96)
Prepaid expenses and other assets	(818)	(203)
Accrued interest payable	62	16
Accrued expenses and other liabilities	(449)	(188)
Net Cash (Used in) Provided by Operating Activities	(10,693)	888
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(6,849)	(809)
Redemption of interest-earning time deposits	1,604	761
Purchase of investment securities available for sale	(3,319)	-
Principal repayments on investment securities available for sale	705	952
Net increase in loans receivable	(20,248)	(13,828)
Purchase of Federal Home Loan Bank stock	(454)	(12)
Proceeds from the redemption of Federal Home Loan Bank stock	40	160
Proceeds from the sale of other real estate owned	-	63
Capitalized expenditures on other real estate owned	(319)	(59)
Purchase of premises and equipment	(212)	(262)
Net Cash Used in Investing Activities	(29,052)	(13,034)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	1,191	5,878
Net increase in certificate accounts	9,048	16,900
Decrease in advances from borrowers for taxes and insurance	(810)	(612)
Proceeds from Federal Home Loan Bank short-term borrowings	9,000	-
Repayment of Federal Home Loan Bank short-term borrowings	(9,000)	(1,000)
Proceeds from Federal Home Loan Bank long-term borrowings	12,271	-
Repayment of Federal Home Loan Bank long-term borrowings	(2,000)	(3,000)
Dividends paid	(496)	(372)
Purchase of treasury stock	(186)	(586)
Proceeds from the reissuance of treasury stock	31	54
Proceeds from the exercise of stock options	190	534
Net Cash Provided by Financing Activities	19,239	17,796
Net (Decrease) Increase in Cash and Cash Equivalents	(20,506)	5,650
Cash and Cash Equivalents – Beginning of Year	26,012	7,910
Cash and Cash Equivalents – End of Year	$5,506	$13,560
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$3,949	$2,780
Cash payments for income taxes	$739	$321
Transfer of loans to other real estate owned	$-	$1,541
Initial recognition of operating lease right-of use assets	$1,366	$-
Initial recognition of operating lease obligations	$1,366	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At September 30, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County region of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks, Montgomery and Philadelphia Counties in Pennsylvania and the Lehigh Valley area in Pennsylvania.  The Bank has two banking locations: the main office location in Southampton, Pennsylvania and a regional banking office in the Lehigh Valley area of Pennsylvania. The principal deposit products offered by the Bank are certificates of deposit, money market accounts, non-interest bearing checking accounts for businesses and consumers, and savings accounts.  In May 2019, the Bank opened a commercial loan office in Philadelphia.  In October 2019, the Bank received regulatory approval to open a regional banking office in the Northern Liberties section of Philadelphia.  The Bank anticipates a January 2020 opening.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2018 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2018 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or nine months ended September 30, 2019 and 2018.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  At September 30, 2019 the Company had four properties in other real estate owned (OREO) totaling $2.0 million.  The balance of these OREO properties amounted to $1.7 million at December 31, 2018.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2019, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and May 2018.  These plans are more fully described in Note 10.
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

Change in Accounting Principal.  In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted this accounting standard on January 1, 2019.  Because the Company did not have any callable debt securities held at a premium during the three and nine months ended September 30, 2019, there was no impact to the Company’s financial statements as of September 30, 2019.

Recently Adopted Accounting Pronouncements.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.   The Company adopted this standard Effective January 1, 2019 which resulted in the recording of a right of use (“ROU”) asset and associated lease liability of approximately $1.4 million.  The ROU asset is included in other assets and the lease liability is included in other liabilities in the September 30, 2019 consolidated balance sheet.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  This Update is not expected to have a significant impact on the Company’s financial statements.

Reclassifications.   Certain items in the 2018 consolidated financial statements have been reclassified to conform to the presentation in the 2019 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2019 and 2018, all unvested restricted stock program awards and outstanding stock options under the Option Plan and the 2013 Stock Incentive Plan representing shares were dilutive.  All outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were anti-dilutive.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$802,000	$658,000	$1,880,000	$1,481,000

Weighted average shares outstanding – basic	1,966,003	1,945,553	1,953,367	1,916,817
Effect of dilutive common stock equivalents	45,572	70,984	46,427	61,700
Adjusted weighted average shares outstanding – diluted	2,011,575	2,016,537	1,999,794	1,978,517

Basic earnings per share	$0.41	$0.34	$0.96	$0.77
Diluted earnings per share	$0.40	$0.33	$0.94	$0.75

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$15	$(4)	$(2)	$(15)
Other comprehensive income (loss) before classifications	10	(7)	27	4
Amount reclassified from accumulated other comprehensive income	-	-	-	-
Total other comprehensive income (loss)	10	(7)	27	4
Balance at the end of the period	$25	$(11)	$25	$(11)
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below (in thousands):

	September 30, 2019	December 31, 2018
Due in one year or less	$2,026	$1,604
Due after one year through five years	8,146	3,323
Total	$10,172	$4,927

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2019 and December 31, 2018 are summarized below (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$6,097	$21	$-	$6,118
Federal Home Loan Mortgage Corporation securities	1,052	4	(3)	1,053
Federal National Mortgage Association securities	273	2	-	275
Total mortgage-backed securities	7,422	27	(3)	7,446
Debt securities:
U.S. government agency	360	-	-	360
Corporate notes	1,500	8	-	1,508
Total available-for-sale-securities	$9,282	$35	$(3)	$9,314

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$4,844	$29	$-	$4,873
Federal Home Loan Mortgage Corporation securities	1,111	-	(29)	1,082
Federal National Mortgage Association securities	367	-	-	367
Total mortgage-backed securities	6,322	29	(29)	6,322
Debt securities:
U.S. government agency	360	-	(2)	358
Total available-for-sale-securities	$6,682	$29	$(31)	$6,680

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$360	$360
Due after five years through ten years	1,500	1,508
Due after ten years	7,422	7,446
Total	$9,282	$9,314

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2019  and December 31, 2018 (in thousands):

	September 30, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Federal Home Loan Mortgage Corporation mortgage-backed securities	1	$-	$-	$486	$(3)	$486	$(3)
Total	1	$-	$-	$486	$(3)	$486	$(3)

	December 31, 2018
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Federal Home Loan Mortgage Corporation mortgage-backed securities	2	$-	$-	$1,082	$(29)	$1,082	$(29)
Debt securities, U.S. government agency	1	-	-	358	(2)	358	(2)
Total	3	$-	$-	$1,440	$(31)	$1,440	$(31)

At September 30, 2019, there was one security in an unrealized loss position that at such date had an aggregate depreciation of 0.72% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of September 30, 2019 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months or nine months ended September 30, 2019 or 2018.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows (in thousands):
	September 30, 2019	December 31, 2018
Real estate loans:
One-to-four family residential:
Owner occupied	$5,814	$6,603
Non-owner occupied	42,206	47,361
Total one-to-four family residential	48,020	53,964
Multi-family (five or more) residential	23,125	23,967
Commercial real estate	110,864	103,819
Construction	13,447	9,998
Home equity	3,989	4,347
Total real estate loans	199,445	196,095

Commercial business	40,985	23,616
Other consumer	27	19
Total Loans	240,457	219,730

Deferred loan fees and costs	(795)	(867)
Allowance for loan losses	(2,283)	(1,965)
Net Loans	$237,379	$216,898

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$5,642	$-	$172	$-	$5,814
One-to-four family residential non-owner occupied	41,412	-	794	-	42,206
Multi-family residential	23,125	-	-	-	23,125
Commercial real estate	107,598	952	2,314	-	110,864
Construction	13,447	-	-	-	13,447
Home equity	3,989	-	-	-	3,989
Commercial business	40,936	-	49	-	40,985
Other consumer	27	-	-	-	27
Total	$236,176	$952	$3,329	$-	$240,457

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,421	$-	$182	$-	$6,603
One-to-four family residential non-owner occupied	46,534	-	827	-	47,361
Multi-family residential	23,967	-	-	-	23,967
Commercial real estate	101,821	-	1,998	-	103,819
Construction	9,998	-	-	-	9,998
Home equity	4,347	-	-	-	4,347
Commercial business	23,149	-	467	-	23,616
Other consumer	19	-	-	-	19
Total	$216,256	$-	$3,374	$-	$219,730

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019 as well as the average recorded investment and related interest income for the period then ended (in thousands):

September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$172	$178	$-	$173	$-
One-to-four family residential non-owner occupied	426	426	-	426	12
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	68	68	50	68	-
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	4	133	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$172	$178	$-	$173	$-
One-to-four family residential non-owner occupied	494	494	50	494	12
Multi-family residential	-	-	-	-	-
Commercial real estate	133	133	4	133	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$799	$805	$54	$800	$21

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At September 30, 2019, the Company had two loans totaling $397,000 that were identified as troubled debt restructurings.  Both of these loans were performing in accordance with their modified terms.  During the nine months ended September 30, 2019, no new loans were identified as TDRs.  At December 31, 2018, the Company had two loans totaling $398,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least nine months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

September 30, 2019
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	264	-	264	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	4
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$397	$-	$397	$4

December 31, 2018
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	265	-	265	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	133	-	133	5
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$398	$-	$398	$5

The contractual aging of the TDRs in the table above as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

September 30, 2019
	Accruing Past Due Less than 30 Days	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	264	-	-	-	264
Multi-family residential	-	-	-	-	-
Commercial real estate	133	-	-	-	133
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$397	$-	$-	$-	$397

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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and recorded investment in loans receivable as of September 30, 2019 (in thousands):

	September 30, 2019
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$49	$437	$153	$835	$180	$23	$370	$79	$2,126
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(1)	(20)	(3)	-	89	(3)	74	21	157
Ending balance	$48	$417	$150	$835	$269	$20	$444	$100	$2,283

For the Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(3)	(18)	(6)	(4)	94	(1)	197	59	318
Ending balance	$48	$417	$150	$835	$269	$20	$444	$100	$2,283

Ending balance evaluated for impairment:
Individually	$-	$50	$-	$4	$-	$-	$-	$-	$54
Collectively	$48	$367	$150	$831	$269	$20	$444	$100	$2,229

Loans receivable:
Ending balance:	$5,814	$42,206	$23,125	$110,864	$13,447	$3,989	$41,012		$240,457

Ending balance evaluated for impairment:
Individually	$172	$494	$-	$133	$-	$-	$-		$799
Collectively	$5,642	$41,712	$23,125	$110,731	$13,447	$3,989	$41,012		$239,658

The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class and the commercial business portfolio class for the three and nine months ended September 30, 2019, due primarily to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the three and nine months ended September 30, 2019, due primarily to a decrease in balances in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine and months ended September 30, 2018 (in thousands):

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

Ending balance evaluated for impairment:
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

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
One-to-four family residential owner occupied	$172	$182
One-to-four family residential non-owner occupied	230	68
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$402	$250

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $932,000 and $1.2 million at September 30, 2019 and December 31, 2018, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2019 and 2018 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $18,000 and $27,000 for the three and nine months ended September 30, 2019, respectively.  Interest income foregone on non-accrual loans was approximately $6,000 and $18,000 for the three and nine months ended September 30, 2018, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$888	$172	$1,060	$4,754	$5,814	$-
One-to-four family residential non-owner occupied	411	478	889	41,317	42,206	248
Multi-family residential	-	-	-	23,125	23,125	-
Commercial real estate	588	282	870	109,994	110,864	282
Construction	916	-	916	12,531	13,447	-
Home equity	-	-	-	3,989	3,989	-
Commercial business	-	-	-	40,985	40,985	-
Other consumer	-	-	-	27	27	-
Total	$2,803	$932	$3,735	$236,722	$240,457	$530

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$1,096	$182	$1,278	$5,325	$6,603	$-
One-to-four family residential non-owner occupied	1,259	68	1,327	46,034	47,361	-
Multi-family residential	371	--	371	23,596	23,967	-
Commercial real estate	2,070	548	2,618	101,201	103,819	548
Construction	2,231	-	2,231	7,767	9,998	-
Home equity	31	-	31	4,316	4,347	-
Commercial business	3	380	383	23,233	23,616	380
Other consumer	-	-	-	19	19	-
Total	$7,061	$1,178	$8,239	$211,491	$219,730	$928

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at September 30, 2019 was $331,000 net of accumulated amortization of $154,000.  Amortization expense for the three and nine months ended September 30, 2019 amounted to $13,000 and $37,000, respectively.  Amortization expense for the three and nine months ended September 30, 2018 amounted to $12,000 and $36,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2019	December 31, 2018
Non-interest bearing checking accounts	$17,045	$17,542
Passbook accounts	8	192
Savings accounts	1,754	1,120
Money market accounts	28,079	26,841
Certificates of deposit	175,264	166,216
Total deposits	$222,150	$211,911

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2019
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$9,000	2.08%	$9,000	2.62%

Fixed rate borrowings maturing:
2019	1,000	1.88	3,000	1.86
2020	2,000	2.00	2,000	2.00
2021	5,000	2.20	3,000	2.05
2022	6,171	2.16	3,000	2.18
2023	6,000	2.23	3,000	2.33
2024	5,100	2.28	1,000	2.54
Total FHLB long-term debt	$25,271	2.20%	$15,000	2.12%

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

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and nine months ended September 30, 2019, the Company recognized $46,000 and $136,000 of ESOP expense, respectively.  During the three and nine months ended September 30, 2018, the Company recognized $49,000 and $145,000 of ESOP expense, respectively.

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

As of September 30, 2019 a total of 38,887 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the RRP and Stock Incentive Plan as of September 30, 2019 and 2018 and changes during the nine months ended September 30, 2019 and 2018 is as follows:

	September 30, 2019		September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	48,608	$13.30	10,061	$8.10
Granted	-	-	48,608	13.30
Vested	(9,721)	13.30	(9,661)	8.10
Forfeited	-	-	(400)	8.10
Unvested at the end of the period	38,887	$13.30	48,608	$13.30

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended September 30, 2019 and 2018, the Company recognized approximately $32,000 and $33,000 of compensation expense, respectively.  A tax benefit of approximately $7,000 was recognized during both the three months ended September 30, 2019 and 2018.  During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $97,000 and $75,000 of compensation expense, respectively.  A tax benefit of approximately $20,000 and $16,000 was recognized during the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, approximately $469,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

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

For grants in May 2008, the Compensation Committee of the Board of Directors determined to grant the stock options at an exercise price equal to $5.00 per share (split-adjusted) which is higher than the fair market value of the common stock on the grant date.  All of the options granted in May 2008 were either exercised or expired in May 2018.  All incentive stock options issued under the Option Plan and the Stock Incentive Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. As of September 30, 2019, a total of 256,336 grants of stock options were outstanding under the Option Plan and Stock Incentive Plan and 37,250 stock options were available for future grant under the Stock Incentive Plan and none under the Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and Stock Incentive Plan of September 30, 2019 and 2018 and changes during the nine months ended September 30, 2019 and 2018 is as follows:

	2019			2018
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	279,836	$10.64	6.8	265,302	$6.74	3.2
Granted	-	-	-	136,636	13.30	9.9
Exercised	(23,500)	8.10	-	(106,844)	5.00	-
Forfeited	-	-	-	(15,258)	6.22	-
Outstanding at end of period	256,336	$10.87	6.3	279,836	$10.64	7.7
Exercisable at end of period	147,027	$9.07	3.6	143,200	$8.10	4.9

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

During both the three months ended September 30, 2019 and 2018, approximately $11,000 of compensation expense was recognized.  A tax benefit of approximately $1,000 was recognized during the three months ended September 30, 2019 and none during the three months ended September 30, 2018.  During the nine months ended September 30, 2019 and 2018, compensation expense was recognized in the amount of $33,000 and $30,000, respectively.  A tax benefit of approximately $2,000 was recognized during the nine months ended September 30, 2019 and none during the nine months ended September 30, 2018. As of September 30, 2019, approximately $160,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2019 (in thousands):
	September 30, 2019
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Mortgage-backed securities:
Governmental National Mortgage Association mortgage-backed securities	$6,118	$-	$6,118	$-
Federal Home Loan Mortgage Corporation mortgage-backed securities	1,053	-	1,053	-
Federal National Mortgage Association mortgage-backed securities	275	-	275	-
Debt securities:
U.S. government agency	360	-	360	-
Corporate note	1,508	-	1,508	-
Total investment securities available for sale	$9,314	$-	$9,314	$-
Total recurring fair value measurements	$9,314	$-	$9,314	$-

Nonrecurring fair value measurements
Impaired loans	$745	$-	$-	$745
Other Real Estate Owned	1,969	-	-	1,969
Total nonrecurring fair value measurements	$2,714	$-	$-	$2,714

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$745	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-73% (7%)

Other real estate owned	$1,969	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

	December 31, 2019
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

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2019 and December 31, 2018 (in thousands):

			Fair Value Measurements at
			September 30, 2019
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$10,172	$10,553	$-	$-	$10,553
Loans held for sale	16,483	17,062	-	17,062	-
Loans receivable, net	237,379	236,172	-	-	236,172

Financial Liabilities
Deposits	222,150	225,576	46,886	-	178,690
FHLB long-term borrowings	25,271	25,294	-	-	25,294
Subordinated debt	7,856	8,149	-	-	8,149

			Fair Value Measurements at
			December 31, 2018
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$4,927	$4,927	$-	$-	$4,927
Loans held for sale	5,103	5,254	-	5,254	-
Loans receivable, net	216,898	214,351	-	-	214,351

Financial Liabilities
Deposits	211,911	212,320	45,695	-	166,625
FHLB long-term borrowings	15,000	14,973	-	-	14,973
Subordinated debt	7,831	7,831	-	-	7,831

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 12 – Operating Segments (Continued)

The following table present summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2019			2018
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$2,225	$(54)	$2,171	$2,127	$(15)	$2,112
Provision for Loan Losses	157	-	157	183	-	183
Net Interest Income after Provision for Loan Losses	2,068	(54)	2,014	1,944	(15)	1,929

Non-Interest Income
Mortgage banking and title abstract fees	181	168	349	135	138	273
Real estate sales commissions, net	77	-	77	41	-	41
Insurance commissions	109	-	109	101	-	101
Other fees and services charges	(5)	-	(5)	32	-	32
Income from bank-owned life insurance	21	-	21	19	-	19
Net gain on loans held for sale	-	996	996	2	671	673
Gain on the sale of SBA loans	98	-	98	82	-	82
Gain on sales of other real estate owned	-	-	-	-	-	-
Total Non-Interest Income	481	1,164	1,645	412	809	1,221

Non-Interest Expense
Salaries and employee benefits	1,485	291	1,776	1,277	292	1,569
Directors’ fees and expenses	54	-	54	54	-	54
Occupancy and equipment	126	55	181	109	41	150
Data processing	92	29	121	72	36	108
Professional fees	96	12	108	96	12	108
FDIC deposit insurance assessment	-	-	-	47	-	47
Other real estate owned expenses	12	-	12	8	-	8
Advertising	60	10	70	48	5	53
Amortization of other intangible	13	-	13	12	-	12
Other	185	15	200	154	12	166
Total Non-Interest Expense	2,123	412	2,535	1,877	398	2,275

Pretax Segment Profit	$426	$698	$1,124	$479	$396	$875

Segment Assets	$270,502	$23,318	$293,820	$246,807	$12,148	$258,955

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
	As of or for the Nine Months Ended September 30,
	2019			2018
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$6,504	$(98)	$6,406	$6,183	$(32)	$6,151
Provision for Loan Losses	318	-	318	348	-	348
Net Interest Income after Provision for Loan Losses	6,186	(98)	6,088	5,835	(32)	5,803

Non-Interest Income
Mortgage banking and title abstract fees	442	377	819	377	223	600
Real estate sales commissions, net	128	-	128	143	-	143
Insurance commissions	307	-	307	283	-	283
Other fees and services charges	85	-	85	150	-	150
Income from bank-owned life insurance	60	-	60	60	-	60
Net gain on loans held for sale	-	2,296	2,296	5	1,574	1,579
Gain on the sale of SBA loans	238	-	238	105	-	105
Gain on sales of other real estate owned	-	-	-	63	-	63
Total Non-Interest Income	1,260	2,673	3,933	1,186	1,797	2,983

Non-Interest Expense
Salaries and employee benefits	4,272	901	5,173	3,968	890	4,858
Directors’ fees and expenses	167	-	167	148	-	148
Occupancy and equipment	354	161	515	326	120	446
Data processing	253	88	341	201	86	287
Professional fees	244	38	282	253	38	291
FDIC deposit insurance assessment	40	-	40	140	-	140
Other real estate owned expenses	23	-	23	10	-	10
Advertising	182	30	212	146	15	161
Amortization of other intangible	37	-	37	36	-	36
Other	538	41	579	443	43	486
Total Non-Interest Expense	6,110	1,259	7,369	5,671	1,192	6,863

Pretax Segment Profit	$1,336	$1,316	$2,652	$1,350	$573	$1,923

Segment Assets	$270,502	$23,318	$293,820	$246,807	$12,148	$258,955

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

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

At September 30, 2019, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County region of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.   In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General.   The Company’s total assets at September 30, 2019 were $293.8 million, an increase of $22.4 million, or 8.3%, from $271.4 million at December 31, 2018.  This growth in total assets was primarily due to a $20.5 million, or 9.4%, increase in loans receivable, net, an $11.4 million, or 223.0%, increase in loans held for sale, a $5.2 million, or 106.5%, increase in investment in interest-earning time deposits, a $2.6 million, or 39.5%, increase in investment securities available for sale, and a $2.1 million, or 198.9%, increase in prepaid expenses and other assets.  These increases were partially offset by a $20.5 million, or 78.8%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $20.5 million, or 78.8%, from $26.0 million at December 31, 2018 to $5.5 million at September 30, 2019 as excess liquidity, along with deposits and Federal Home Loan Bank borrowings, were used primarily to fund a $20.5 million increase in loans receivable, net, an $11.4 million increase in loans held for sale, a $5.2 million increase in investment in interest-earning time deposits, and a $2.6 million increase in investment securities available for sale.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $5.2 million, or 106.5%, from $4.9 million at December 31, 2018 to $10.2 million at September 30, 2019 as the Company invested excess liquidity into higher yielding interest-earning assets.

Investment Securities Available for Sale.  Investment securities available for sale increased $2.6 million, or 39.5%, from $6.7 million at December 31, 2018 to $9.3 million at September 30, 2019, as the Company invested excess liquidity into higher yielding interest-earning assets.

Loans Held for Sale.  Loans held for sale increased $11.4 million or 223.0%, from $5.1 million at December 31, 2018 to $16.5 million at September 30, 2019 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $98.0 million of one-to-four family residential loans during the nine months ended September 30, 2019 and sold $86.3 million of loans in the secondary market during this same period. The Bank did not originate any equipment loans held for sale during the nine months ended September 30, 2019 but sold $258,000 of equipment loans during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $20.5 million, or 9.4%, to $237.4 million at September 30, 2019 from $216.9 million December 31, 2018.  This increase was funded primarily from deposits, FHLB borrowings, and excess liquidity. Increases within the loan portfolio occurred in commercial business loans which increased $17.4 million, or 73.5%, commercial real estate loans which increased a $7.0 million, or 6.8%, construction loans which increased $3.4 million, or 34.5%, and other consumer loans which increased $8,000, or 42.1%.   These increases were partially offset by a $5.2 million, or 10.9%, decrease in one-to-four family residential non-owner occupied loans, an $842,000, or 3.5%, decrease in multi-family residential loans, a $789,000, or 11.9%, decrease in one-to-four family residential owner occupied loan, and a $358,000, or 8.2%, decrease in home equity loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $2.0 million at September 30, 2019, consisting of four properties that were collateral for a non-performing construction loan.  During the nine months ended September 30, 2019, the Company made a total of $319,000 in capital improvements to the properties.  The balance of these OREO properties totaled $1.7 million at December 31, 2018.  Non-performing assets amounted to $2.9 million, or 0.99% of total assets at September 30, 2019 compared to $2.8 million, or 1.04% of total assets at December 31, 2018.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $2.1 million, or 198.9%, due primarily to the adoption of Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842) by the Company on January 1, 2019.  This standard requires a lessee to recognize the assets and liabilities that arise from leases on the balance sheet by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The impact of adopting this accounting standard on the Company’s balance sheet was approximately $1.3 million at September 30, 2019.

Deposits.  Total deposits increased $10.2 million, or 4.8%, to $222.2 million at September 30, 2019 from $211.9 million at December 31, 2018. This increase in deposits was primarily attributable to increases of $9.0 million, or 5.4%, in certificates of deposit, $1.2 million, or 4.6%, in money market accounts, and $634,000 or 56.6%, in savings accounts. These increases were partially offset by decreases of $497,000, or 2.8%, in non-interest bearing checking accounts and $184,000, or 95.8%, in passbook accounts.

Federal Home Loan Bank Advances. Aggregate FHLB borrowings increased $10.3 million, or 42.8%, from $24.0 million at December 31, 2018 to $34.3 million at September 30, 2019. Long-term borrowings increased $10.3 million, or 68.5%, from $15.0 million at December 31, 2018 to $25.3 million at September 30, 2019, as a result of a $9.0 million term-out of short-term borrowings at varying maturities and $3.3 million of additional long-term borrowings, partially offset by the repayment of $2.0 million of long-term borrowings that matured in June and September 2019. Short-term borrowings were $9.0 mllion at both December 31, 2018 and September 30, 2019, as a result of the $9.0 million term-out of short-term borrowings replaced in the third quarter of 2019, with $9.0 million of short-term borrowings in order to fund loan demand.

Subordinated Debt. On December 27, 2018, the Company issued $8.0 million in subordinated notes. These notes have a maturity date of December 31, 2028, and bear interest at a fixed rate of 6.50%. The Company may, at its option, at any time on an interest payment date on or after December 31, 2023, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption. The balance of subordinated debt, net of unamortized debt issuance costs, was $7.9 million at September 30, 2019 and $7.8 million at December 31, 2018.

Stockholders’ Equity.  Total stockholders’ equity increased $1.7 million, or 7.2%, to $25.5 million at September 30, 2019 from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the nine months ended September 30, 2019 of $1.9 million, the reissuance of treasury stock for exercised stock options of $190,000, common stock earned by participants in the employee stock ownership plan of $136,000, amortization of stock awards and options under our stock compensation plans of $130,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $31,000, and other comprehensive income, net of $27,000.  These increases were partially offset by dividends paid of $496,000 and by the purchase of treasury stock of $186,000.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General.  Net income amounted to $802,000 for the three months ended September 30, 2019, an increase of $144,000, or 21.9%, compared to net income of $658,000 for three months ended September 30, 2018.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $424,000, an increase in net interest income of $59,000, and a decrease in the provision for loan losses of $26,000, partially offset by an increase in non-interest expense of $260,000 and an increase in the provision for income taxes of $105,000.

Net Interest Income.  Net interest income increased $59,000, or 2.8%, to $2.17 million for the three months ended September 30, 2019 from $2.12 million for the three months ended September 30, 2018.  The increase was driven by a $425,000, or 13.7%, increase in interest income, partially offset by a $366,000, or 36.6%, increase in interest expense.

Interest Income.  Interest income increased $425,000 or 13.7%, to $3.5 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018. The increase in interest income was primarily due to a $26.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $215.9 million for the three months ended September 30, 2018 to an average balance of $242.7 million for the three months ended September 30, 2019, and had the effect of increasing interest income $364,000.  Also contributing to this increase was a five basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.43% for the three months ended September 30, 2018 to 5.48% for the three months ended September 30, 2019, which had the effect of increasing interest income $29,000  The increase in interest income was also due to a $5.3 million increase in investment in interest-earning time deposits which increased from an average balance of $4.9 million for the three months ended September 30, 2018 to an average balance of $10.2 million for the three months ended September 30, 2019, which had the effect of increasing interest income $25,000.  Also contributing to this increase was a 108 basis point increase in the yield on investment in interest-earning time deposits which increased from 1.87% for the three months ended September 30, 2018 to 2.95% for the three months ended September 30, 2019, which had the effect of increasing interest income $27,000.  The increase in interest income was partially offset by an $11.8 million decrease in average cash and cash equivalents due from banks, interest bearing, which decreased from an average balance of $19.6 million for the three months ended September 30, 2018 to an average balance of $7.8 million for the three months ended September 30, 2019, and had the effect of decreasing interest income $60,000.

Interest Expense.  Interest expense increased $366,000 or 36.6%, to $1.4 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018.  The increase in interest expense was primarily attributable to a $15.3 million increase in average certificate of deposit accounts which increased from an average balance of $160.7 million for the three months ended September 30, 2018 to an average balance of $176.0 million for the three months ended September 30, 2019, and had the effect of increasing interest expense $76,000.  Also contributing to this increase was a 38 basis point increase in rate on average certificate of deposit accounts, which increased from 1.98% for the three months ended September 30, 2018 to 2.36% for the three months ended September 30, 2019, and had the effect of increasing interest expense by $166,000.  The increase in interest expense was also due to average subordinated debt of $7.9 million for the three months ended September 30, 2019, at the applicable interest rate of 6.5%, which had the effect of increasing interest expense by $130,000 compared to none for the three months ended September 30, 2018.  The average interest rate spread decreased from 3.18% for the three months ended September 30, 2018 to 2.92% for the three months ended September 30, 2019 while the net interest margin decreased from 3.39% for the three months ended September 30, 2018 to 3.20% for the three months ended September 30, 2019.

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

	Three Months Ended September 30,
	2019				2018
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$7,774		$51	2.62%	$19,587		$99	2.02%
Investment in interest-earning time deposits	10,172		75	2.95	4,925		23	1.87
Investment securities available for sale	9,530		67	2.81	7,211		39	2.16
Loans receivable, net (1) (2) (3)	242,734		3,325	5.48	215,922		2,932	5.43
Investment in FHLB stock	1,110		20	7.21	1,245		20	6.43
Total interest-earning assets	271,320		3,538	5.22%	248,890		3,113	5.00%
Non-interest-earning assets	12,518				10,837
Total assets	$283,838				$259,727
Interest-bearing liabilities:
Passbook accounts	$37	$	*	* %	$276	$	*	* %
Savings accounts	1,762		1	0.23	1,887		1	0.21
Money market accounts	27,621		55	0.80	29,634		60	0.81
Certificate of deposit accounts	176,009		1,037	2.36	160,717		795	1.98
Total deposits	205,429		1,093	2.13	192,514		856	1.78
FHLB short-term borrowings	920		7	3.04	9,989		57	2.28
FHLB long-term borrowings	23,785		137	2.30	17,967		88	1.96
Subordinated debt	7,851		130	6.62	-		-	-
Total interest-bearing liabilities	237,985		1,367	2.30%	220,470		1,001	1.82%
Non-interest-bearing liabilities	20,909				16,052
Total liabilities	258,894				236,522
Stockholders’ Equity	24,944				23,205
Total liabilities and Stockholders’ Equity	$283,838				$259,727
Net interest-earning assets	$33,335				$28,420
Net interest income; average interest rate spread			$2,171	2.92%			$2,112	3.18%
Net interest margin (4)				3.20%				3.39%
Average interest-earning assets to average interest- bearing liabilities				114.01%				112.89%
________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $10,000 and an average yield of 4.06% for the three months ended September 30, 2018.  The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses decreased $26,000, or 14.2%, from $183,000 for the three months ended September 30, 2018 to $157,000 for the three months ended September 30, 2019, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2019.

Non-performing loans amounted to $932,000 or 0.39% of net loans receivable at September 30, 2019, consisting of seven loans, three of which are on non-accrual status and four of which are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $1.2 million, or 0.54% of net loans receivable at December 31, 2018, consisting of nine loans, three of which were on non-accrual status and three of which were 90 days or more past due and accruing interest.  The non-performing loans at September 30, 2019 include four one-to-four family non-owner occupied residential loans, two commercial real estate loans, and one one-to-four family owner occupied residential loan, and all are generally well-collateralized or adequately reserved for.  The allowance for loan losses as a percent of total loans receivable was 0.95% at September 30, 2019 and 0.90% at December 31, 2018.

    Non-Interest Income.  Non-interest income increased $424,000 or 34.7%, from $1.2 million for the three months ended September 30, 2018 to $1.6 million for the three months ended September 30, 2019 due primarily to a $323,000, or 48.0%, increase in net gain on loans held for sale, a $76,000, or 27.8%, increase in mortgage banking and title abstract fees, a $36,000, or 87.8%, increase in real estate sales commissions, net, a $16,000, or 19.5%, increase in gain on the sales of SBA loans, an $8,000, or 7.9%, increase in insurance commissions, and a $2,000, or 10.5%, increase in income from bank-owned life insurance.  These increases were partially offset by a $37,000, or 115.6%, decrease in other fees and service charges.

Non-Interest Expense.  Total non-interest expense increased $260,000, or 11.4%, from $2.3 million for the three months ended September 30, 2018 to $2.5 million for the three months ended September 30, 2019 due primarily to a $207,000, or 13.2%, increase in salaries and employee benefits expense, a $34,000, or 20.5%, increase in other expenses, a $31,000, or 20.7%, increase in occupancy and equipment expense, a $17,000, or 32.1%, increase in advertising expense, a $13,000, or 12.0%, increase in data processing expense, a $4,000, or 50.0%, increase in other real estate owned expense, and a $1,000, or 8.3%, increase in amortization of other intangible.  These increases were partially offset by a $47,000 decrease in FDIC deposit insurance expense.  The increase in salaries and employee benefits expense was due primarily to increased staff in lending, compliance and information technology.  The decrease in FDIC deposit insurance assessment was due to an FDIC Small Bank Assessment credit which was applied to and reduced the September quarterly 2019 assessment to zero.

Provision for Income Tax.  The provision for income tax increased $105,000, or 48.4%, from $217,000 for the three months ended September 30, 2018 to $322,000 for the three months ended September 30, 2019 due primarily to an increase in pre-tax income and an increase in our effective tax rate from 24.8% for the three months ended September 30, 2018 to 28.6% for the three months ended September 30, 2019.  The increase in our effective tax rate was primarily due to a tax deduction taken in 2018 related to the exercise of non-qualified stock options.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General.  Net income amounted to $1.9 million for the nine months ended September 30, 2019, an increase of $399,000, or 26.9%, compared to net income of $1.5 million for nine months ended September 30, 2018.  The increase in net income was primarily the result of an increase in non-interest income of $950,000, an increase in net interest income of $255,000, and a decrease in the provision for loan losses of $30,000, partially offset by an increase in non-interest expense of $506,000 and an increase in the provision for income taxes of $330,000.

Net Interest Income.  Net interest income increased $255,000, or 4.1%, to $6.41 million for the nine months ended September 30, 2019 from $6.15 million for the nine months ended September 30, 2018.  The increase was driven by a $1.5 million, or 16.4%, increase in interest income, partially offset by a $1.2 million, or 43.5%, increase in interest expense.

Interest Income.  Interest income increased $1.5 million, or 16.4%, to $10.4 million for the nine months ended September 30, 2019 from $8.9 million for the nine months ended September 30, 2018.  The increase in interest income was primarily due to a $19.5 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $212.5 million for the nine months ended September 30, 2018 to an average balance of $232.0 million for the nine months ended September 30, 2019, and had the effect of increasing interest income $779,000.  Also contributing to this increase was a 22 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.33% for the nine months ended September 30, 2018 to 5.55% for the nine months ended September 30, 2019, which had the effect of increasing interest income $393,000. The increase in interest income was also due to a $4.6 million increase in investment in interest-earning time deposits which increased from an average balance of $4.9 million for the nine months ended September 30, 2018 to an average balance of $9.5 million for the nine months ended September 30, 2019, which had the effect of increasing interest income $63,000.  Also contributing to this increase was a 94 basis point increase in the yield on investment in interest-earning time deposits which increased from 1.85% for the nine months ended September 30, 2018 to 2.79% for the nine months ended September 30, 2019, which had the effect of increasing interest income $67,000.  The increase in interest income was also due to a $1.8 million increase in average cash and cash equivalents due from banks, interest bearing, which increased from an average balance of $16.4 million for the nine months ended September 30, 2018 to an average balance of $18.2 million for the nine months ended September 30, 2019, and had the effect of increasing interest income $24,000.  Also contributing to this increase was a 63 basis point increase in the yield on average cash and cash equivalents due from banks, interest bearing, which increased from 1.80% for the nine months ended September 30, 2018 to 2.43% for the nine months ended September 30, 2019, and had the effect of increasing interest income $87,000.

Interest Expense.  Interest expense increased $1.2 million, or 43.5%, to $4.0 million for the nine months ended September 30, 2019 from $2.8 million for the nine months ended September 30, 2018.  The increase in interest expense was primarily attributable to a $21.1 million increase in average certificate of deposit accounts which increased from an average balance of $154.8 million for the nine months ended September 30, 2018 to an average balance of $175.9 million for the nine months ended September 30, 2019, and had the effect of increasing interest expense $300,000.  Also contributing to this increase was a 40 basis point increase in rate on average certificate of deposit accounts, which increased from 1.89% for the nine months ended September 30, 2018 to 2.29% for the nine months ended September 30, 2019, and had the effect of increasing interest expense by $521,000.  The increase in interest expense was also due to average subordinated debt of $7.8 million for the nine months ended September 30, 2019, at the applicable interest rate of 6.5%, which had the effect of increasing interest expense by $389,000 compared to none for the nine months ended September 30, 2018.  The average interest rate spread decreased from 3.19% for the nine months ended September 30, 2018 to 2.92% for the nine months ended September 30, 2019 while the net interest margin decreased from 3.38% for the nine months ended September 30, 2018 to 3.18% for the nine months ended September 30, 2019.

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

	Nine Months Ended September 30,
	2019				2018
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$18,204		$332	2.43%	$16,383		$221	1.80%
Investment in interest-earning time deposits	9,455		198	2.79	4,910		68	1.85
Investment securities available for sale	8,144		165	2.70	7,523		110	1.95
Loans receivable, net (1) (2) (3)	231,967		9,662	5.55	212,465		8,490	5.33
Investment in FHLB stock	1,095		60	7.30	1,242		58	6.23
Total interest-earning assets	268,865		10,417	5.17%	242,523		8,947	4.92%
Non-interest-earning assets	12,193				9,447
Total assets	$281,058				$251,970
Interest-bearing liabilities:
Passbook accounts	$70	$	*	* %	$333	$	*	* %
Savings accounts	1,579		1	0.25	1,953		3	0.20
Money market accounts	27,657		165	0.80	30,925		185	0.80
Certificate of deposit accounts	175,920		3,017	2.29	154,795		2,196	1.89
Total deposits	205,226		3,185	2.07	188,006		2,384	1.69
FHLB short-term borrowings	4,233		101	3.18	9,996		142	1.89
FHLB long-term borrowings	19,994		336	2.24	17,989		270	2.00
Subordinated debt	7,840		389	6.62	-		-	-
Total interest-bearing liabilities	237,293		4,011	2.25%	215,991		2,796	1.73%
Non-interest-bearing liabilities	19,330				13,224
Total liabilities	256,623				229,215
Stockholders’ Equity	24,435				22,755
Total liabilities and Stockholders’ Equity	$281,058				$251,970
Net interest-earning assets	$31,572				$26,532
Net interest income; average interest rate spread			$6,406	2.92%			$6,151	3.19%
Net interest margin (4)				3.18%				3.38%
Average interest-earning assets to average interest- bearing liabilities				113.30%				112.28%
_______________________
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)
Includes tax free municipal leases with an aggregate average balance of $21,000 and an average yield of 4.21% for the nine months ended September 30, 2018. The tax-exempt income from such loans has not been calculated on a tax equivalent basis.

(4)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company decreased its provision for loan losses by $30,000, or 8.6%, from $348,000 for the nine months ended September 30, 2018 to $318,000 for the nine months ended September 30, 2019.  As was the case for the quarter, the decrease was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans.  See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018-Provision for Loan Losses.”

Non-Interest Income.  Non-interest income increased $950,000, or 31.8%, from $3.0 million for the nine months ended September 30, 2018 to $3.9 million for the nine months ended September 30, 2019 primarily due to a $717,000, or 45.4%, increase in net gain on loans held for sale, a $219,000, or 36.5%, increase in mortgage banking and title abstract fees, a $133,000, or 126.7%, increase in gain on the sales of SBA loans, and a $24,000, or 8.5%, increase in insurance commissions.  These increases were partially offset by a $65,000, or 43.3%, decrease in other fees and service charges, a $63,000, or 100%, decrease in the gain on the sales of other real estate owned, and a $15,000, or 10.5%, decrease in real estate sales commissions, net.

Non-Interest Expense.  Non-interest expense increased $506,000, or 7.4%, from $6.9 million for the nine months ended September 30, 2018 to $7.4 million for the nine months ended September 30, 2019 due primarily to a $315,000, or 6.5%, increase in salaries and employee benefits expense, a $93,000, or 19.1%, increase in other expenses, a $69,000, or 15.5%, increase in occupancy and equipment expenses, a $54,000, or 18.8%, increase in data processing expense, a $51,000, or 31.7%, increase in advertising expense, a $19,000, or 12.8%, increase in directors’ fees and expenses, a $13,000, or 130.0% increase in other real estate owned expense, and a $1,000, or 2.8%, increase in amortization of other intangible.  These increases were partially offset by a $100,000, or 71.4% decrease in FDIC deposit insurance expense and a $9,000, or 3.1%, decrease in professional fees.  The increase in salaries and employee benefits expense was due primarily to increased staff in lending, compliance and information technology.  The decrease in FDIC deposit insurance assessment was due to a reduction in the Bank’s assessment multiplier and the FDIC Small Bank Assessment credit which was applied to and reduced the September quarterly 2019 assessment to zero.

Provision for Income Tax.  The provision for income tax increased $330,000, or 74.7%, from $442,000 for the nine months ended September 30, 2018 to $772,000 for the nine months ended September 30, 2019 due primarily to an increase in pre-tax income and an increase in our effective tax rate from 23.0% for the nine months ended September 30, 2018 to 29.1% for the nine months ended September 30, 2019.  The increase in our effective tax rate was primarily due to a tax deduction taken in 2018 related to the exercise of non-qualified stock options

Operating Segments

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2019 of $426,000, a $53,000, or 11.1%, decrease from the same period in 2018.  This decrease in PTSP was due to an increase in non-interest expense which was partially offset by increases in net interest income and non-interest income and a decrease in the provision for loan losses.  The increase in non-interest expense was due primarily to increases in salaries and employees benefits expense and other expense.  The increase in net interest income was primarily attributable to an increase in interest income, driven by higher average loan balances and yields, partially offset by a higher cost of funds.  The increase in cost of funds was impacted by the interest expense related to $8.0 million in subordinated debt issued in December 2018. The increase in non-interest income, was primarily due to an increase in title abstract fees and the gain on the sale of SBA loans.

Our Mortgage Banking Segment reported a PTSP for the three months ended September 30, 2019 of $698,000, a $302,000, or 76.3%, increase from the same period in 2018.  The increase in PTSP was primarily due to the increase in non-interest income which was driven by an increases in net gain on the sale of loans and processing fees.  This increase was partially offset by a decrease in net interest income and an increase in non-interest expense.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2019 of $1.3 million, a $14,000, or 1.0%, decrease from the same period in 2018.  This decrease in PTSP was primarily due to an increase in non-interest expense, which was partially offset by an increase in net interest income.  The increase in net interest income was primarily attributable to an increase in interest income, driven by higher average loan balances and yields, partially offset by a higher cost of funds.  As was the case with the quarter the increase in cost of funds was impacted by the interest expense related to $8.0 million in subordinated debt issued in December 2018.  Also as was the case for the quarter, the increase in non-interest expense was due primarily to increases in salaries and employees benefits expense and other expense.

Our Mortgage Banking Segment reported a PTSP for the nine months ended September 30, 2019 of $1.3 million, a $743,000, or 129.7%, increase from the same period in 2018.  The increase in PTSP was primarily due to the increase in non-interest income which was driven by an increases in net gain on the sale of loans and processing fees.  This increase was partially offset by an increase in non-interest expense and decrease in net interest income.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At September 30, 2019, the Company’s cash and cash equivalents amounted to $5.5 million.  At such date, the Company also had $2.0 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At September 30, 2019, Quaint Oak Bank had outstanding commitments to originate loans of $10.2 million, commitments under unused lines of credit of $20.3 million, and $1.8 million under standby letters of credit.

At September 30, 2019, certificates of deposit scheduled to mature in less than one year totaled $66.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of September 30, 2019, we had $34.3 million of borrowings from the FHLB and had $141.0 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of September 30, 2019 Quaint Oak Bank had $725,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2019.

Our stockholders’ equity amounted to $25.5 million at September 30, 2019, an increase of $1.7 million, or 7.2%, from $23.8 million at December 31, 2018.  Contributing to the increase was net income for the nine months ended September 30, 2019 of $1.9 million, the reissuance of treasury stock for exercised stock options of $190,000, common stock earned by participants in the employee stock ownership plan of $136,000, amortization of stock awards and options under our stock compensation plans of $130,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $31,000, and other comprehensive income, net of $27,000.  These increases were partially offset by dividends paid of $496,000 and by the purchase of treasury stock of $186,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At September 30, 2019, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.72%, 13.43%, 13.43% and 14.46%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At September 30, 2019, we had unfunded commitments under lines of credit of $20.3 million, $10.2 million of commitments to originate loans, and $1.8 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2019 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 – July 30, 2019	-	$-	-	39,675
August 1, 2019 – August 31, 2019	985	12.45	-	39,675
September 1, 2019 – September 30, 2019	-	-	-	39,675
Total	985	$12.45	-	39,675

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

Date: November 13, 2019	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

/s/John J. Augustine
Date: November 13, 2019	By:	John J. Augustine Executive Vice President and Chief Financial Officer