Form 10-K
period 2019-12-31
QUAINT OAK BANCORP INC
filed 2020-03-27
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2019
or
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

Common Stock, $.01 par value per share
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES  ☐     NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐ NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $12.81 on June 30, 2019, the last day of the Registrant’s second quarter was $16,948,450 (1,996,688 shares outstanding less 673,624 shares held by affiliates at $12.81 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 2020: 1,985,018
DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2019 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Quaint Oak Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Quaint Oak Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Quaint Oak Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) the current outbreak of the novel coronavirus (COVID-19); (8) legislation or changes in regulatory requirements adversely affecting the business in which Quaint Oak Bancorp is or will be engaged. Quaint Oak Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, was organized in 2007 as the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank operates from its main office located in Bucks County, Pennsylvania and Allentown regional office located in the Lehigh Valley area of Pennsylvania and through an insurance agency subsidiary at a Chalfont, Pennsylvania location.  In February 2019, Quaint Oak Mortgage, a mortgage banking subsidiary of Quaint Bank, opened a mortgage office in Philadelphia, Pennsylvania.  Quaint Oak Bank through its subsidiary companies conducts mortgage banking, real estate sales, title abstract and insurance businesses.  In February 2020, Quaint Oak Bank opened a retail banking office in Philadelphia, Pennsylvania.

As of December 31, 2019, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.   As of December 31, 2019, Quaint Oak Bancorp had $302.5 million of total assets, $227.5 million of deposits and $25.9 million of stockholders’ equity.  Quaint Oak Bancorp’s stockholders’ equity constituted 8.6% of total assets as of December 31, 2019.

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

Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking and Securities.  Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh” or “FHLB”), which is one of the 12 regional banks comprising the Federal Home Loan Bank System (“FHLB System”).  Quaint Oak Bank is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained against deposits and certain other matters.

Quaint Oak Bancorp’s principal executive offices are located at 501 Knowles Avenue, Southampton, Pennsylvania 18966, its telephone number is (215) 364-4059 and Internet address is www.quaintoak.com.

Quaint Oak Bank’s Lending Activities

General.  At December 31, 2019, the net loan portfolio of Quaint Oak Bank amounted to $246.7 million, representing approximately 81.5% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, and to a lesser extent, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans.  At December 31, 2019, commercial real estate loans amounted to $119.3 million, or 47.8% of its total loan portfolio.  At December 31, 2019, one-to-four family residential loans amounted to $46.2 million or 18.5% of its total loan portfolio of which $39.9 million, or 16.0%, of the total loan portfolio consisted of non-owner occupied properties and $6.3 million, or 2.5%, of the total loan portfolio consisted of owner occupied properties. Commercial business loans totaled $45.7 million, or 18.3%, of the total loan portfolio at December 31, 2019.  Multi-family residential loans totaled $22.2 million, or 8.9%, of the total loan portfolio at December 31, 2019.  Construction loans totaled $12.5 million, or 5.0%, of the total loan portfolio at December 31, 2019.  Home equity loans totaled $3.7 million, or 1.5%, of the total loan portfolio at December 31, 2019.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $4.7 million at December 31, 2019.  At December 31, 2019, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $3.9 million, $3.8 million, $3.1 million, $3.1 million, and $3.0 million.  The loans primarily consisted of three commercial real estate loans and two commercial business loans.  Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2019.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$6,298	2.5%	$6,603	3.0%	$5,681	2.8%	$5,389	3.0%	$5,777	4.0%
Non-owner occupied	39,897	16.0	47,361	21.6	51,833	25.4	51,893	29.0	51,036	35.1
Total one-to-four family residential loans	46,195	18.5	53,964	24.6	57,514	28.2	57,282	32.0	56,813	39.1

Multi-family (five or more) residential	22,233	8.9	23,967	10.9	21,715	10.6	14,641	8.2	12,402	8.5
Commercial real estate	119,323	47.8	103,819	47.2	92,234	45.1	77,730	43.4	49,765	34.3
Construction	12,523	5.0	9,998	4.6	15,632	7.6	15,355	8.6	16,100	11.1
Home equity loans	3,726	1.5	4,347	2.0	5,129	2.5	4,775	2.6	7,409	5.1
Total real estate loans	204,000	81.7	196,095	89.3	192,224	94.0	169,783	94.8	142,489	98.1

Commercial business (2)	45,745	18.3	23,616	10.7	11,954	5.9	9,295	5.2	2,576	1.8
Other consumer	22	--	19	--	138	0.1	26	--	71	0.1
Total loans	249,767	100.0%	219,730	100.0%	204,316	100.0%	179,104	100.0%	145,136	100.0%
Less:
Deferred loan fees and costs	(844)		(867)		(837)		(692)		(518)
Allowance for loan losses	(2,231)		(1,965)		(1,812)		(1,605)		(1,313)
Net loans	$246,692		$216,898		$201,667		$176,807		$143,305

(1)  Does not include mortgage loans held for sale of $8.9 million, $4.8 million, $6.0 million, $4.7 million, and $5.1 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)  Does not include equipment loans held for sale of $258,000 and $963,000 at December 31, 2018 and 2017, respectively.

Origination of Loans.  The lending activities of Quaint Oak Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. New loans are generated primarily through the efforts of Quaint Oak Bank’s loan officers, referrals from brokers and existing customers.  Loan applications are underwritten and processed by Quaint Oak Bank’s credit administration department.

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

    The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2019 or 2018. We sold $131.5 million of loans in 2019 and $102.3 million of loans in 2018.

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$132,983	$94,448	$82,889
One-to-four family residential non-owner occupied (2)	4,787	8,739	11,911
Multi-family residential	--	3,125	6,614
Commercial real estate	31,433	24,464	20,980
Construction	7,445	6,886	10,240
Home equity	1,263	739	1,479
Commercial business (3)	30,948	17,675	6,857
Other consumer	20	--	129
Total loan originations	208,879	156,076	141,099
Loans sold	(131,485)	(102,327)	(85,669)
Loan principal repayments	(45,532)	(38,697)	(27,924)
Total loans sold and principal repayments	(175,017)	(141,024)	(113,593)
Decreases due to other items, net (4)	(243)	(1,724)	(352)
Net increase in loan portfolio	$33,619	$13,328	$27,154
____________________
(1)	Includes $131.9 million, $92.0 million, and $81.4 million of loans originated for sale in 2019, 2018 and 2017, respectively.
(2)	Includes $3.4 million, $5.4 million, and $5.6 million of loans originated for sale in 2019, 2018 and 2017, respectively.
(3)	Includes $2.8 million and $963,000 of loans originated for sale in 2018 and 2017, respectively.
(4)	Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2019, before giving effect to net items, and excluding loans held for sale.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$--	$1,738	$1,184	$7,304	$5,818	$--	$6,491	$22,535
After one year through three years	4	7,597	5,958	19,209	--	88	5,501	38,357
After three years through five years	156	6,695	1,927	31,038	4,513	212	25,925	70,466
After five years through ten years	46	7,491	4,265	34,671	--	1,084	7,850	55,407
After ten years through 15 years	729	6,823	3,906	8,740	--	2,342	--	22,540
After 15 years	5,363	9,553	4,993	18,361	2,192	--	--	40,462
Total	$6,298	$39,897	$22,233	$119,323	$12,523	$3,726	$45,767	$249,767

The following table shows the dollar amount of our loans at December 31, 2019 due after December 31, 2020 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable- Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$537	$5,761	$6,298
One-to-four family residential non-owner occupied	14,681	23,478	38,159
Multi-family residential	10,338	10,711	21,049
Commercial real estate	62,455	49,564	112,019
Construction	2,916	3,789	6,705
Home equity	878	2,848	3,726
Commercial business	29,335	9,915	39,250
Other consumer	26	--	26
Total	$121,166	$106,066	$227,232

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2019, $6.3 million, or 2.5%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans. At December 31, 2019, $39.9 million, or 16.0%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights.   For the year ended December 31, 2019, Quaint Oak Mortgage LLC originated $135.3 million of owner and non-owner occupied residential loans for sale and sold $131.2 million of these loans in the secondary market.  For the year ended December 31, 2018, loans originated for sale through Quaint Oak Mortgage LLC totaled $97.4 million and $98.9 million of these loans were sold in the secondary market.

Multi-Family Residential Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2019, $22.2 million, or 8.9%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2019, $119.3 million, or 47.8% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.  At December 31, 2019, approximately 49% of total commercial real estate loans were owner occupied.

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

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2019, $12.5 million, or 5.0% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2019, $3.7 million, or 1.5% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans.  Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  At December 31, 2019, $45.7 million, or 18.3% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans.  During the year ended December 31, 2019 the Bank did not originate any equipment loans held for sale and sold $258,000 of these loans during the same period.

Other Consumer Loans.  Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers.  At December 31, 2019, $22,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $172,000 and $250,000 of non-accrual loans at December 31, 2019 and 2018, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  There was $1.8 million and $1.7 million of other real estate owned at December 31, 2019 and 2018, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2019.

	December 31, 2019
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	5	$1,199	1	$172
One-to-four family residential-non-owner occupied	12	1,069	--	--
Multi-family residential	--	--	--	--
Commercial real estate	5	986	1	190
Construction	3	1,120	--	--
Home equity	--	--	--	--
Commercial business and other consumer	2	66	--	--
Total delinquent loans	27	$4,440	2	$362
Delinquent loans to total net loans		1.80%		0.15%
Delinquent loans to total loans		1.78%		0.14%

     Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$172	$182	$--	$--	$--
One-to-four family residential-non-owner occupied	--	68	120	541	186
Multi-family residential	--	--	--	--	--
Commercial real estate	--	--	--	660	--
Construction	--	--	2,069	--	--
Home equity	--	--	--	--	--
Commercial business loans and other consumer	--	--	--	--	--
Total non-accruing loans	172	250	2,189	1,201	186
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	--	--	423	9	--
One-to-four family residential-non-owner occupied	--	--	217	237	404
Multi-family residential	--	--	--	--	--
Commercial real estate	190	548	241	117	262
Construction	--	--	--	308	--
Home equity	--	--	--	--	--
Commercial business loans and other consumer	--	380	--	--	--
Total accruing loans 90 days or more past due	190	928	881	671	666
Total non-performing loans (1)	362	1,178	3,070	1,872	852
Other real estate owned, net	1,824	1,650	--	435	1,410
Total non-performing assets	2,186	2,828	3,070	2,307	2,262
Troubled debt restructurings (2)	151	398	714	733	781
Total non-performing assets and troubled debt restructurings	$2,337	$3,226	$3,784	$3,040	$3,043
Total non-performing loans as a percentage of loans, net	0.15%	0.54%	1.52%	1.06%	0.59%
Total non-performing loans as a percentage of total assets	0.12%	0.43%	1.28%	0.87%	0.46%
Total non-performing assets as a percentage of total assets	0.72%	1.04%	1.28%	1.07%	1.23%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.77%	1.19%	1.58%	1.41%	1.65%
__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2019, we had two loans totaling $151,000 that were identified as troubled debt restructurings (“TDR”) and were performing in accordance with their modified terms.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2019, Quaint Oak Bank’s allowance for loan losses amounted to $2.2 million.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$246,692	$216,898	$201,667	$176,807	$143,305

Average loans outstanding (1)	$228,569	$209,501	$187,728	$155,649	$138,328

Allowance for loan losses, beginning of period	$1,965	$1,812	$1,605	$1,313	$1,148
Provision for loan losses	303	415	284	292	320
Charge-offs:
One-to-four family residential owner occupied	--	--	--	--	--
One-to-four family residential non-owner occupied	(37)	(47)	(56)	--	(110)
Commercial real estate	--	--	(24)	--	(21)
Construction	--	(215)	--	--	--
Home Equity	--	--	--	--	(45)
Total charge-offs	(37)	(262)	(80)	--	(176)
Recoveries on loans previously charged-off:
Commercial real estate	--	--	3	--	21
Total recoveries	--	--	3	--	21
Allowance for loan losses, end of period	$2,231	$1,965	$1,812	$1,605	$1,313

Allowance for loan losses as a percent of non-performing loans	616.3%	166.81%	59.02%	85.74%	154.11%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.13%	0.04%	--%	0.11%
____________________
(1) Excludes loans held for sale.

              The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$52	2.5%	$51	3.0%	$48	2.8%	$41	3.0%	$55	4.0%
One-to-four family residential non-owner occupied	351	16.0	435	21.6	540	25.4	503	29.0	486	35.1
Multi-family residential	145	8.9	156	10.9	152	10.6	103	8.2	81	8.5
Commercial real estate	854	47.8	839	47.2	687	45.1	616	43.4	389	34.3
Construction	250	5.0	175	4.6	136	7.6	138	8.6	153	11.1
Home equity	19	1.5	21	2.0	27	2.5	37	2.6	50	5.1
Commercial business and other consumer	500	18.3	247	10.7	140	5.9	87	5.2	18	1.8
Unallocated	60	--	41	--	82	0.1	80	--	81	0.1
Total	$2,231	100.0%	$1,965	100.0%	$1,812	100.0%	$1,605	100.0%	$1,313	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2019, we had $7.6 million of securities classified as available for sale and no securities classified as held to maturity or trading.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2018 and 2019.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2019	2018	2017
	(In Thousands)
Interest-earning time deposits with other financial institutions	$10,172	$4,927	$4,879
Mortgage-backed securities:
Governmental National Mortgage Association	5,853	4,873	5,643
Federal Home Loan Mortgage Corporation	--	1,082	1,342
Federal National Mortgage Association	260	367	570
Debt securities:
U.S. government agency	--	358	357
Corporate notes	1,510	--	--
Investment in FHLB stock	1,580	1,086	1,234
Total	$19,375	$12,693	$14,025

     The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2019.

	Amounts at December 31, 2019 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$2,026	2.78%	$8,146	2.82%	$--	--%	$--	--%
Mortgage-backed securities:
Governmental National Mortgage Association	--	--	--	--	--	--	5,841	2.42
Federal National Mortgage Association	--	--	--	--	--	--	258	3.92
Debt securities, Corporate Notes	--	--	--	--	1,500	4.25%	--	--
	$2,026	1.21%	$8,146	2.82%	$1,500	4.25%	$6,099	2.48%

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

Quaint Oak Bank generally does not solicited deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit.  At December 31, 2019, approximately 14% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$--	--%	$--	--%	$5,121	2.8%
1.00% - 1.99%	51,180	22.5	60,568	28.6	86,685	46.5
2.00% - 2.99%	125,566	55.2	102,539	48.4	53,232	28.6
3.00% - 3.99%	7,706	3.4	3,109	1.4	--	--
Total certificate accounts	184,452	81.1	166,216	78.4	145,038	77.9
Transaction accounts:
Non-interest bearing checking accounts	15,775	6.9	17,542	8.3	7,956	4.3
Passbook accounts	5	--	192	0.1	463	0.2
Savings accounts	1,722	0.8	1,120	0.5	2,353	1.3
Money market accounts	25,504	11.2	26,841	12.7	30,411	16.3
Total transaction accounts	43,006	18.9	45,695	21.6	41,183	22.1
Total deposits	$227,458	100.0%	$211,911	100.0%	$186,221	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$53	$--	--%	$310	$--	--%	$694	$1	0.14%
Savings accounts	1,629	3	0.18	1,906	4	0.21	1,584	3	0.19
Money market accounts	27,550	221	0.80	29,982	239	0.80	32,255	258	0.80
Certificates of deposit	177,000	4,063	2.30	156,696	3,021	1.93	139,126	2,419	1.74
Total interest-bearing deposits	$206,232	$4,287	2.08%	$188,894	$3,264	1.73%	$173,659	$2,681	1.54%
Non-interest bearing deposits	$16,148	$--	--%	$11,645	$--	--%	$6,907	$--	--%
Total deposits	$222,380	$4,287	1.93%	$200,539	$3,264	1.63%	$180,566	$2,681	1.48%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Increase before interest credited	$11,303	$22,455	$6,533
Interest credited	4,244	3,235	2,681
Total increase in deposits	$15,547	$25,690	$9,214

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2019.

	Balance at December 31, 2019 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2020	2021	2022	Thereafter	Total
	(In Thousands)
1.00% - 1.99%	$37,442	$9,521	$2,366	$1,851	$51,180
2.00% - 2.99%	56,680	42,925	9,716	16,245	125,566
3.00% - 3.99%	--	51	--	7,655	7,706
Total certificate accounts	$94,122	$52,497	$12,082	$25,751	$184,452

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2019 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2020	$8,134	2.17%
June 30, 2020	19,282	2.03
September 30, 2020	9,555	2.07
December 31, 2020	14,338	2.36
After December 31, 2020	52,720	2.44
Total certificates of deposit with balances of $100,000 or more	$104,029	2.30%

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

As of December 31, 2019, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $145.7 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $36.3 million and $24.0 million at December 31, 2019 and 2018, respectively.  As of December 31, 2019, Quaint Oak Bank has $892,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at December 31, 2019 or 2018.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$5,585	$9,745	$8,654
Maximum amount outstanding at any month-end during the period	11,000	10,000	11,500
Balance outstanding at end of period	10,000	9,000	10,000
Average interest rate during the period	2.52%	2.02%	1.17%
Weighted average interest rate at end of period	1.81%	2.62%	1.54%

	At or For the Year Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
FHLB long-term borrowings:
Average balance outstanding	$21,327	$17,236	$12,278
Maximum amount outstanding at any month-end during the period	26,271	18,000	18,000
Balance outstanding at end of period	26,271	15,000	18,000
Average interest rate during the period	2.25%	2.04%	1.79%
Weighted average interest rate at end of period	2.16%	2.12%	2.01%

Total Employees

We had 79 full-time employees and one part-time employee at December 31, 2019. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2019, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates one regional office in Southampton and one in Allentown, Pennsylvania.  The Bank opened its third regional office in Philadelphia on February 26, 2020.  Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east.  In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties.  We expect population growth and new housing growth will likely remain above the state average in the near term.  Income and wealth demographics are also above both national and Pennsylvania averages.  The Lehigh Valley area is one of the fastest growing regions in Pennsylvania due in part to its reasonable business climate and lower cost of living in comparison to its surrounding areas and states.  The Lehigh Valley is particularly noteworthy for its unusually balanced and multi-faceted economy. Far from depending on a single industry, the top four sub-sectors of the regional GDP are all extremely close to one another, which ultimately means a healthier and more vibrant regional economy.

Competition

Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates of deposit, Quaint Oak Bank also faces intense competition from money market mutual funds and national savings products.  Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Quaint Oak Bank’s competition for loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Quaint Oak Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

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

In the last several years, Quaint Oak Bancorp has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the enactment in 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Resulting reforms have caused Quaint Oak Bancorp’s compliance and risk management processes, and the costs thereof, to increase. The legislation enacted in 2018 and summarized below may reduce some of the burdens associated with implementation of the Dodd-Frank Act, but the actual impact of this administration’s policies regarding the Dodd-Frank Act reforms is impossible to predict with any certainty.

2018 Regulatory Reform.  In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Quaint Oak Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1.0 billion to $3.0 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the implementing rules and regulations will have on community banks.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2019, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

If the subsidiary savings association fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners’ Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

Qualified Thrift Lender Test. A savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  Currently the Qualified Thrift Lender test in the Home Owners’ Loan Act requires that 65% of an institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every twelve months.  To be a Qualified Thrift Lender under the IRS test, the savings institution must meet the “business operations test” and a “60 percent assets test”, each defined in the Internal Revenue Code.  A savings association subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test is immediately subject to the following restrictions on its operations:

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2019, 76% of its portfolio assets meet the requirements.
Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation.  See “-Regulation of Quaint Oak Bank - Capital Requirements.” Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015.  Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. In 2018, the Act increased the asset threshold to $3.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2019, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association includes any company or entity which controls the savings association or that is controlled by a company that controls the savings association.  In a holding company context, the holding company of a savings association (such as Quaint Oak Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2019, was in compliance with the above restrictions.

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

Volcker Rule Regulations.  Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volcker Rule restriction community banks with $10 billion or less in total consolidated and total trading assets and liabilities of five percent or less of total consolidated assets. Quaint Oak qualifies for the exclusion from Volcker Rule restrictions.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated its risk-based premium system.  Under the new premium system, the FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

In addition, through March 29, 2019, all institutions with deposits insured by the Federal Deposit Insurance Corporation were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  The assessment rate is adjusted quarterly.  The Financing Corporation bonds matured in 2019.

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

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements which became fully phased in on a global basis on January 1, 2019.  The regulations established a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as Quaint Oak Bank, the new capital rules required a common equity Tier 1 capital ratio of 4.5% and also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer which became fully phased in on January 1, 2019. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

Regulatory Capital Requirements.  Unless a community bank qualifies for and elects to comply with the CBLR beginning on January 1, 2020, federally insured state-chartered non-member banks and savings banks are required to maintain the minimum levels of regulatory capital described below. Current Federal Deposit Insurance Corporation capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation’s regulations, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

At December 31, 2019, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements.  See Note 18 to the notes to our financial statements included in Exhibit 13.0 hereto.

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2019, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk- Based Capital	Tier 1 Common Equity Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At December 31, 2019, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Restrictions on Capital Distributions. Federal Reserve Board and Federal Deposit Insurance Corporation regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  These regulations apply to Quaint Oak Bancorp because Quaint Oak Bank is considered a savings association for certain purposes under Home Owners’ Loan Act, as amended.  Under applicable regulations, a savings association must file an application for Federal Deposit Insurance Corporation approval of the capital distribution if:

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

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly with the establishment of the Consumer Financial Protection Bureau (“CFPB”) as part of the Dodd-Frank Act reforms. On July 21, 2011, the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including Quaint Oak Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like Quaint Oak Bank, continue to be examined by their applicable bank regulators.

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

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Quaint Oak Bank received an “Outstanding” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System. Quaint Oak Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2019, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities.  At December 31, 2019, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2019, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2016.

State	and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax.  The Corporation Net Income Tax rate for 2019 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2019 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania, our insurance agency office in Chalfont, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)

501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/2021(1)	$91	$150,020
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,528	77,438
4275 County Line Road (Suite #14) Chalfont, Pennsylvania 18914	Leased	5/31/2027(2)	41	Not applicable
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2023(3)	--	Not applicable
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	3/15/2030(4)	--	Not applicable

___________________
(1)   Such lease has a five year renewal option which would commence on December 1, 2021 and end on November 30, 2026.
(2)   Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.
(3)   Such lease has three consecutive five year renewal options which would commence on September 1, 2023 and end on August 31, 2038.
(4)   Such lease was executed on August 15, 2019 and commenced on March 15, 2020.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.”  As of March 24, 2020 Quaint Oak Bancorp had 1,985,018 common shares outstanding held of record by 157 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock made during the quarter ended December 31, 2019, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 – October 31, 2019	--	$--	--	39,675
November 1, 2019 – November 30, 2019	--	--	--	39,675
December 1, 2019 – December 31, 2019	12,151	12.54	--	39,675
Total	12,151	$12.54	--	39,675

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

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from page 1 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 2 to 16 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 17 to 65 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019.  Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of Quaint Oak Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

•	Maintain records that accurately reflect Quaint Oak Bancorp’s transactions;

•	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	Prevent and detect unauthorized acquisition, use or disposition of Quaint Oak Bancorp’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2019.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2020 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2013 and 2018 Stock Incentive Plans.  Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	295,223	(1)	$11.19	(1)	49,000
Equity compensation plans not approved by security holders	--		--		--
Total	295,223		$11.19		49,000
___________________
(1)	Includes 38,887 shares subject to restricted stock grants which were not vested as of December 31, 2019. The weighted-average exercise price excludes such restricted stock grants.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)        (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note	(2)
4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(3)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(4)
10.3	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(5)
10.4	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(6)
10.5	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(7)
10.6	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(8)
10.7	Form of Subordinated Note Purchase Agreement	(2)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*              Denotes management compensation plan or arrangement.
(1)           Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

(Footnotes continued on following page)

_______________
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

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2015 (File No. 000-52694).
(8)
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

QUAINT OAK BANCORP, INC.

March 27, 2020	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 27, 2020
Robert T. Strong

/s/John J. Augustine	Executive Vice President and Chief Financial Officer	March 27, 2020
John J. Augustine

/s/Robert J. Phillips	Chairman	March 27, 2020
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 27, 2020
George M. Ager, Jr.

/s/James J. Clarke	Director	March 27, 2020
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 27, 2020
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 27, 2020
Kenneth R. Gant