Form 10-K/A
period 2019-12-31
QUAINT OAK BANCORP INC
filed 2020-05-04
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)
__________________________

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

Number of shares of Common Stock outstanding as of March 20, 2020: 1,985,018

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Quaint Oak Bancorp, Inc. (the “Company”) for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission on March 27, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of correcting the Report of Independent Registered Public Accounting Firm filed in Exhibit 13.0 to the Original Form 10-K (the “Report”). The original Report inadvertently omitted the date of the Report.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quaint Oak Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quaint Oak Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.
Cranberry Township, Pennsylvania
March 27, 2020

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Amendment No. 1
(a) (3) The following exhibits are filed as part of this Amendment No. 1 pursuant to Item 601 of Registration S-K .

No.	Exhibits	Location
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

May 4, 2020	By:	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert T. Strong, certify that:
1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Quaint Oak Bancorp, Inc.; and
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.             [Omitted]

4.             [Omitted]

5.             [Omitted]
Date: May 4, 2020	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John J. Augustine, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Quaint Oak Bancorp, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.             [Omitted]

4.             [Omitted]

5.             [Omitted]

Date: May 4, 2020	/s/John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer