Form 10-Q
period 2020-03-31
QUAINT OAK BANCORP INC
filed 2020-05-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 8, 2020, 1,995,067 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2020	2019
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$328	$541
Due from banks, interest-bearing	14,615	14,014
Cash and cash equivalents	14,943	14,555
Investment in interest-earning time deposits	9,922	10,172
Investment securities available for sale	7,332	7,623
Loans held for sale	10,923	8,928
Loans receivable, net of allowance for loan losses (2020 $2,346; 2019 $2,231)	251,088	246,692
Accrued interest receivable	1,528	1,349
Investment in Federal Home Loan Bank stock, at cost	1,340	1,580
Bank-owned life insurance	3,993	3,974
Premises and equipment, net	2,309	2,226
Goodwill	515	515
Other intangible, net of accumulated amortization	307	319
Other real estate owned, net	1,931	1,824
Prepaid expenses and other assets	3,315	2,783
Total Assets	$309,446	$302,540

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,619	$15,775
Interest-bearing	222,735	211,683
Total deposits	240,354	227,458
Federal Home Loan Bank short-term borrowings	-	10,000
Federal Home Loan Bank long-term borrowings	30,193	26,271
Subordinated debt	7,873	7,865
Accrued interest payable	313	314
Advances from borrowers for taxes and insurance	1,908	2,780
Accrued expenses and other liabilities	2,576	1,945
Total Liabilities	283,217	276,633

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	--	--
Common stock – $0.01 par value; 9,000,000 shares
authorized; 2,777,250 issued; 1,986,836 and 1,984,857 outstanding at March 31, 2020 and December 31, 2019, respectively	28	28
Additional paid-in capital	15,088	14,990
Treasury stock, at cost: 790,414 and 792,393 shares at March 31, 2020 and December 31, 2019, respectively	(4,973)	(4,950)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(101)	(118)
Accumulated other comprehensive (loss) income	(4)	20
Retained earnings	16,191	15,937
Total Stockholders’ Equity	26,229	25,907
Total Liabilities and Stockholders’ Equity	$309,446	$302,540

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share
	and per share data)
Interest Income
Interest on loans, including fees	$3,472	$3,137
Interest and dividends on time deposits, investment securities, interest-bearing
deposits with others, and Federal Home Loan Bank stock	199	265
Total Interest Income	3,671	3,402
Interest Expense
Interest on deposits	1,121	999
Interest on Federal Home Loan Bank short-term borrowings	30	58
Interest on Federal Home Loan Bank long-term borrowings	147	79
Interest on subordinated debt	130	129
Total Interest Expense	1,428	1,265
Net Interest Income	2,243	2,137
Provision for Loan Losses	115	85
Net Interest Income after Provision for Loan Losses	2,128	2,052
Non-Interest Income
Mortgage banking and title abstract fees	294	145
Real estate sales commissions, net	33	18
Insurance commissions	97	92
Other fees and services charges	83	28
Income from bank-owned life insurance	19	20
Net gain on loans held for sale	781	433
Gain on the sale of SBA loans	-	106
Total Non-Interest Income	1,307	842
Non-Interest Expense
Salaries and employee benefits	1,978	1,626
Directors’ fees and expenses	61	57
Occupancy and equipment	205	160
Data processing	137	102
Professional fees	114	82
FDIC deposit insurance assessment	21	28
Other real estate owned expenses	14	7
Advertising	75	71
Amortization of other intangible	12	12
Other	210	162
Total Non-Interest Expense	2,827	2,307
Income before Income Taxes	608	587
Income Taxes	176	174
Net Income	$432	$413
Earnings per share – basic	$0.22	$0.21
Average shares outstanding - basic	1,964,132	1,940,363
Earnings per share - diluted	$0.21	$0.21
Average shares outstanding - diluted	2,031,494	1,991,779

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
	(In Thousands)

Net Income	$432	$413

Other Comprehensive (Loss) Income:
Unrealized (losses) gains on investment securities available for sale	(29)	2
Income tax effect	5	(1)
Net other comprehensive (loss) income	(24)	1

Total Comprehensive Income	$408	$414

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2020

					Unallocated
	Common Stock				Common	Accumulated
	Number		Additional		Stock Held	Other		Total
	of		Paid-In	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2019	1,984,857	$28	$14,990	$(4,950)	$(118)	$20	$15,937	$25,907

Common stock allocated by ESOP (3,607 shares)			35		17			52

Treasury stock purchase	(5,372)			(67)				(67)

Reissuance of treasury stock under 401(k) Plan	851		7	5				12

Reissuance of treasury stock for exercised stock options	6,500		13	39				52

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(178)	(178)

Net income							432	432

Other comprehensive (loss), net						(24)		(24)

BALANCE – March 31, 2020	1,986,836	$28	$15,088	$(4,973)	$(101)	$(4)	$16,191	$26,229

For the Three Months Ended March 31, 2019

					Unallocated
	Common Stock				Common	Accumulated
	Number		Additional		Stock Held	Other		Total
	of		Paid-In	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE –DECEMBER 31, 2018	1,975,947	$28	$14,683	$(4,824)	$(185)	$(2)	$14,136	$23,836

Common stock allocated by ESOP (3,607 shares)			28		17			45

Treasury stock purchase	(9,326)			(115)				(115)

Reissuance of treasury stock under 401(k) Plan	970		6	6				12

Reissuance of treasury stock for exercised stock options	13,500		30	79				109

Stock based compensation expense			43					43

Cash dividends declared ($0.07 per share)							(138)	(138)

Net income							413	413

Other comprehensive income, net						1		1

BALANCE – March 31, 2019	1,981,091	$28	$14,790	$(4,854)	$(168)	$(1)	$14,411	$24,206

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
	(In Thousands)
Cash Flows from Operating Activities
Net income	$432	$413
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	115	85
Depreciation of premises and equipment	53	50
Amortization of operating right-of-use assets	28	29
Amortization of subordinated debt issuance costs	8	9
Amortization of other intangible	12	12
Net amortization of securities premiums	3	5
Accretion of deferred loan fees and costs, net	(116)	(125)
Stock-based compensation expense	95	88
Net gain on loans held for sale	(781)	(433)
Loans held for sale-originations	(34,672)	(17,843)
Loans held for sale-proceeds	33,458	19,167
Gain on the sale of SBA loans	-	(106)
Increase in the cash surrender value of bank-owned life insurance	(19)	(20)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(179)	(102)
Prepaid expenses and other assets	77	87
Accrued interest payable	(1)	143
Accrued expenses and other liabilities	(1)	(570)
Net Cash (Used in) Provided by Operating Activities	(1,488)	889
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(499)	(6,297)
Redemption of interest-earning time deposits	749	1,071
Principal repayments on investment securities available for sale	259	183
Net increase in loans receivable	(4,395)	(2,398)
Redemption of Federal Home Loan Bank stock	240	-
Capitalized expenditures on other real estate owned	(107)	(94)
Purchase of premises and equipment	(136)	(53)
Net Cash Used in Investing Activities	(3,889)	(7,588)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market, and savings accounts	4,501	(2,815)
Net increase in certificate accounts	8,395	12,890
Decrease in advances from borrowers for taxes and insurance	(872)	(878)
Repayments of Federal Home Loan Bank short-term borrowings	(10,000)	-
Proceeds from Federal Home Loan Bank long-term borrowings	3,922	-
Dividends paid	(178)	(138)
Purchase of treasury stock	(67)	(115)
Proceeds from the reissuance of treasury stock	12	12
Proceeds from the exercise of stock options	52	109
Net Cash Provided by Financing Activities	5,765	9,065
Net Increase in Cash and Cash Equivalents	388	2,366
Cash and Cash Equivalents – Beginning of Year	14,555	26,012
Cash and Cash Equivalents – End of Year	$14,943	$28,378
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,430	$1,122
Cash payments for income taxes	$60	$45
Initial recognition of operating lease right-of use assets	$632	$1,366
Initial recognition of operating lease obligations	$632	$1,366

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At March 31, 2020, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County region of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks, Montgomery and Philadelphia Counties and the Lehigh Valley area in Pennsylvania.  The Bank has three banking locations: the main office location in Southampton, Pennsylvania and regional banking offices in the Lehigh Valley and Philadelphia. The Bank also has a mortgage office in Philadelphia and an insurance agency office in New Britain Township, Pennsylvania. The principal deposit products offered by the Bank are certificates of deposit, money market accounts, non-interest bearing checking accounts for businesses and consumers, and savings accounts.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2019 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2019 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three months ended March 31, 2020 and 2019.

Bank Owned Life Insurance (“BOLl”).  The Company purchases bank owned life insurance as a mechanism for funding various employee benefit costs.  The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  At March 31, 2020 the Company had four properties in other real estate owned (OREO) totaling $1.9 million.  The balance of this OREO property amounted to $1.8 million at December 31, 2019.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award.  Compensation expense for stock options is based on a Black-Scholes model to estimate the fair value.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At March 31, 2020, the Company has outstanding equity awards under two share-based plans: the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and 2018.  These plans are more fully described in Note 10.
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
Abstract Title Fees:  The Bank provides abstract title services through its wholly owned subsidiary, Quaint Oak Abstract, LLC.  Fees for these services are recognized as revenue immediately after the completion of the real estate settlement.

Real Estate Sales Commissions, Net:  The Bank provides real estate sales services through its wholly owned subsidiary, Quaint Oak Real Estate, LLC.  Commission income is earned for these services and recognized as revenue immediately after the completion of the real estate settlement.

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

Recently Adopted Accounting Pronouncements.  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update did not have a significant impact on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments– Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  This update is not expected to have a significant impact on the Company’s financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings.  For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 944, Financial Services – Insurance, for public business entities that are SEC filers, except for smaller reporting companies, to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and for all other entities, including smaller reporting companies, to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Reclassifications.   Certain items in the 2019 consolidated financial statements have been reclassified to conform to the presentation in the 2020 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2020 and 2019, all unvested restricted stock program awards and outstanding stock options under the 2008 Stock Option Plan and the 2013 Stock Incentive Plan representing shares were dilutive.  For the three months ended March 31, 2020, all outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were dilutive. For the three months ended March 31, 2019, all outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2020	2019
Net Income	$432,000	$413,000

Weighted average shares outstanding – basic	1,964,132	1,940,363
Effect of dilutive common stock equivalents	67,362	51,416
Adjusted weighted average shares outstanding – diluted	2,031,494	1,991,779

Basic earnings per share	$0.22	$0.21
Diluted earnings per share	$0.21	$0.21

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2020	2019
Balance at the beginning of the period	$20	$(2)
Other comprehensive (loss) income before classifications	(24)	1
Amount reclassified from accumulated other comprehensive income	-	-
Total other comprehensive (loss) income	(24)	1
Balance at the end of the period	$(4)	$(1)
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown below (in thousands):

	March 31, 2020	December 31, 2019
Due in one year or less	$2,776	$2,026
Due after one year through five years	7,146	8,146
Total	$9,922	$10,172

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2020 and December 31, 2019 are summarized below (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,587	$4	$(51)	$5,540
Federal National Mortgage Association securities	250	-	(2)	248
Total mortgage-backed securities	5,837	4	(53)	5,788
Debt securities:
Corporate notes	1,500	44	-	1,544
Total available-for-sale-securities	$7,337	$48	$(53)	$7,332

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,841	$13	$(1)	$5,853
Federal National Mortgage Association securities	258	2	--	260
Total mortgage-backed securities	6,099	15	(1)	6,113
Debt securities:
Corporate notes	1,500	10	--	1,510
Total available-for-sale-securities	$7,599	$25	$(1)	$7,623

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$1,500	$1,544
Due after ten years	5,837	5,788
Total	$7,337	$7,332

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2020  and December 31, 2019 (in thousands):

	March 31, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	8	$4,496	$(51)	$-	$-	$4,496	$(51)
Federal National Mortgage Association securities	1	248	(2)	-	-	248	(2)
Total	9	$4,744	$(53)	$-	$-	$4,744	$(53)

	March 31, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	4	$2,295	$(1)	$-	$-	$2,295	$(1)

At March 31, 2020, there were nine securities in an unrealized loss position that at such date had an aggregate depreciation of 1.10% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of March 31, 2020 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2020 or 2019.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows:
	March 31, 2020	December 31, 2019
Real estate loans:
One-to-four family residential:
Owner occupied	$6,446	$6,298
Non-owner occupied	39,427	39,897
Total one-to-four family residential	45,873	46,195
Multi-family (five or more) residential	24,061	22,233
Commercial real estate	123,902	119,323
Construction	9,327	12,523
Home equity	4,247	3,726
Total real estate loans	207,410	204,000

Commercial business	46,797	45,745
Other consumer	16	22
Total Loans	254,223	249,767

Deferred loan fees and costs	(789)	(844)
Allowance for loan losses	(2,346)	(2,231)
Net Loans	$251,088	$246,692

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,274	$-	$172	$-	$6,446
One-to-four family residential non-owner occupied	39,110	-	317	-	39,427
Multi-family residential	24,061	-	-	-	24,061
Commercial real estate	123,102	508	292	-	123,902
Construction	9,327	-	-	-	9,327
Home equity	4,247	-	-	-	4,247
Commercial business	46,797	-	-	-	46,797
Other consumer	16	-	-	-	16
Total	$252,934	$508	$781	$-	$254,223

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,126	$-	$172	$-	$6,298
One-to-four family residential non-owner occupied	39,579	-	318	-	39,897
Multi-family residential	22,233	-	-	-	22,233
Commercial real estate	118,233	798	292	-	119,323
Construction	12,523	-	-	-	12,523
Home equity	3,726	-	-	-	3,726
Commercial business	45,745	-	-	-	45,745
Other consumer	22	-	-	-	22
Total	$248,187	$798	$782	$-	$249,767

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2020 as well as the average recorded investment and related interest income for the period then ended (in thousands):

March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$172	$178	$-	$178	$-
One-to-four family residential non-owner occupied	19	19	-	19	1
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	3	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$172	$178	$-	$178	$-
One-to-four family residential non-owner occupied	19	19	-	19	1
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	3	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$322	$328	$3	$328	$4

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2019 as well as the average recorded investment and related interest income for the year then ended (in thousands):

December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$172	$178	$-	$178	$-
One-to-four family residential non-owner occupied	19	19	-	225	13
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	132	132	4	133	12
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$172	178	$-	$178	$-
One-to-four family residential non-owner occupied	19	19	-	225	13
Multi-family residential	-	-	-	-	-
Commercial real estate	132	132	4	133	12
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$323	$329	$4	$536	$25

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2020, the Company had two loans totaling $150,000 that were identified as troubled debt restructurings.  One of these loans was performing in accordance with its modified terms and one was over 90 days delinquent but still accruing interest.  During the three months ended March 31, 2020, no new loans were identified as TDRs.  At December 31, 2019, the Company had two loans totaling $151,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

March 31, 2020
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	19	-	19	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$150	$-	$150	$3

December 31, 2019
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	19	-	19	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	132	-	132	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$151	$-	$151	$3

The contractual aging of the TDRs in the table above as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

March 31, 2020
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	19	-	19
Multi-family residential	-	-	-	-	-
Commercial real estate	131	-	-	-	131
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$131	$-	$19	$-	$150

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

December 31, 2019
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	19	-	-	19
Multi-family residential	-	-	-	-	-
Commercial real estate	132	-	-	-	132
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$132	$19	$-	$-	$151

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2020 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2020 and recorded investment in loans receivable as of March 31, 2020 (in thousands):

	March 31, 2020
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$52	$351	$145	$854	$250	$19	$500	$60	$2,231
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(5)	(44)	72	90	(82)	7	37	40	115
Ending balance	$47	$307	$217	$944	$168	$26	$537	$100	$2,346
Ending balance evaluated for impairment:
Individually	$-	$-	$-	$3	$-	$-	$-	$-	$3
Collectively	$47	$307	$217	$941	$168	$26	$537	$100	$2.343
Loans receivable:
Ending balance	$6,446	$39,427	$24,061	$123,902	$9,327	$4,247	$46,813		$254,223
Ending balance evaluated for impairment:
Individually	$172	$19	$-	$131	$-	$-	$-		$322
Collectively	$6,274	$39,408	$24,061	$123,771	$9,327	$4,247	$46,813		$253,901

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2020, due primarily to increased balances in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the multi-family residential loan and commercial business portfolio classes for the three months ended March 31, 2020, due primarily to changes in volume and qualitative factors in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the construction loan and 1-4 family non-owner occupied loan portfolio classes for the three months ended March 31, 2020, due primarily to a decrease in balances and delinquencies in this portfolio class and qualitative factors in these portfolio classes. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2019 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2019 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2019 (in thousands):

	December 31, 2019
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$51	$435	$156	$839	$175	$21	$247	$41	$1,965
Charge-offs	-	(37)	-	-	-	-	-	--	(37)
Recoveries	-	-	-	-	-	-	-	--	-
Provision	1	(47)	(11)	15	75	(2)	253	19	303
Ending balance	$52	$351	$145	$854	$250	$19	$500	$60	$2,231
Ending balance evaluated for impairment:
Individually	$-	$-	$-	$4	$-	$-	$-	$-	$4
Collectively	$52	$351	$145	$850	$250	$19	$500	$60	$2,227
Loans receivable:
Ending balance	$6,298	$39,897	$22,233	$119,323	$12,523	$3,726	$45,767		$249,767
Ending balance evaluated for impairment:
Individually	$172	$19	$-	$132	$-	$-	$-		$323
Collectively	$6,126	$39,878	$22,233	$119,191	$12,523	$3,726	$45,767		$249,444

The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class, the construction loan portfolio class, and the commercial real estate loan portfolio class for the year ended December 31, 2019, due primarily to increased balances in these portfolio classes.  The Bank allocated decreased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the year ended December 31, 2019, due primarily to a decrease in balances in this portfolio class.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
One-to-four family residential owner occupied	$172	$172
One-to-four family residential non-owner occupied	-	-
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$172	$172

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $860,000 and $362,000 at March 31, 2020 and December 31, 2019, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2020 and 2019 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $3,000 and $5,000 for the three months ended March 31, 2020 and 2019, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$547	$172	$719	$5,727	$6,446	$-
One-to-four family residential non-owner occupied	719	66	785	38,642	39,427	66
Multi-family residential	32	-	32	24,029	24,061	-
Commercial real estate	1,072	292	1,364	122,538	123,902	292
Construction	-	330	330	8,997	9,327	330
Home equity	97	-	97	4,150	4,247	-
Commercial business	181	-	181	46,616	46,797	-
Other consumer	-	-	-	16	16	-
Total	$2,648	$860	$3,508	$250,715	$254,223	$688

	December 31, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$1,199	$172	$1,371	$4,927	$6,298	$-
One-to-four family residential non-owner occupied	1,069	-	1,069	38,828	39,897	-
Multi-family residential	-	-	-	22,233	22,233	-
Commercial real estate	986	190	1,176	118,147	119,323	190
Construction	1,120	-	1,120	11,403	12,523	-
Home equity	-	-	-	3,726	3,726	-
Commercial business	66	-	66	45,679	45,745	-
Other consumer	-	-	-	22	22	-
Total	$4,440	$362	$4,802	$244,965	$249,767	$190

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at March 31, 2020 was $307,000 net of accumulated amortization of $178,000.  Amortization expense for the three months ended March 31, 2020 and 2019 amounted to approximately $12,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2020	December 31, 2019
Non-interest bearing checking accounts	$17,619	$15,775
Passbook accounts	6	5
Savings accounts	1,890	1,722
Money market accounts	27,993	25,504
Certificates of deposit	192,846	184,452
Total deposits	$240,354	$227,458

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Amount	Weighted Weighted Rate	Amount	Weighted Interest Rate
Short-term borrowings	$-	-%	$10,000	1.81%

Fixed rate borrowings maturing:
2020	2,000	2.00	2,000	2.00
2021	5,000	2.20	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	5,100	2.28
2025	2,855	1.25	-	-
Total FHLB long-term debt	$30,193	2.03%	$26,271	2.16%

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years pursuant to the terms of the original note.  The loan is secured by the unallocated shares of common stock held by the ESOP.  As of March 31, 2020 there were six quarterly payments remaining on the 2007 loan.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2020 and 2019, the Company recognized $52,000 and $45,000 of ESOP expense, respectively.

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

As of March 31, 2020 a total of 38,887 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of the status of the share awards under the 2013 and 2018 RRP and Stock Incentive Plans as of March 31, 2020 and 2019 and changes during the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020		March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	38,887	$13.30	48,608	$13.30
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	38,887	$13.30	48,608	$13.30

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2020 and 2019, the Company recognized approximately $32,000 of compensation expense.  A tax benefit of approximately $7,000 was recognized during the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, approximately $405,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

Stock Option and Stock Incentive Plans

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remain valid and existing for the remainder of their 10 year terms.  In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”).  The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 48,750, or 25%, may be restricted stock awards, for a balance of 146,250 stock options assuming all the restricted shares are awarded.  In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”).  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

All incentive stock options issued under the Option Plan and the 2013 and 2018 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

As of March 31, 2020, a total of 249,836 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan or Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans of March 31, 2020 and 2019 and changes during the three months ended March 31, 2020 and 2019 is as follows:

	2020			2019
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	256,336	$10.87	6.0	279,836	$10.64	6.8
Granted	-	-	-	-	-	-
Exercised	(6,500)	8.10	-	(13,500)	8.10	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	249,836	$10.94	5.9	266,336	$10.77	6.9
Exercisable at end of period	140,527	$9.11	4.4	129,700	$8.10	4.1

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

During both the three months ended March 31, 2020 and 2019, approximately $11,000 in compensation expense on stock options was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods.  As of March 31, 2020, approximately $138,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2019 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk.  Loans are considered a Level 3 classification.
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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2020 (in thousands):
	March 31, 2020
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,540	$-	$5,540	$-
Federal National Mortgage Association mortgage-backed securities	248	-	248	-
Corporate notes	1,544	-	1,544	-
Total investment securities available for sale	$7,332	$-	$7,332	$-
Total recurring fair value measurements	$7,332	$-	$7,332	$-

Nonrecurring fair value measurements
Impaired loans	$319	$-	$--	$319
Other Real Estate Owned	1,931	-	--	1,931
Total nonrecurring fair value measurements	$2,250	$-	$--	$2,250

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2019 (in thousands):

	December 31, 2019
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,853	$-	$5,853	$-
Federal National Mortgage Association mortgage-backed securities	260	-	260	-
Corporate notes	1,510	-	1,510	-
Total investment securities available for sale	$7,623	$-	$7,623	$-
Total recurring fair value measurements	$7,623	$-	$7,623	$-

Nonrecurring fair value measurements
Impaired loans	$319	$-	$--	$319
Other Real Estate Owned	1,824	-	--	1,824
Total nonrecurring fair value measurements	$2,143	$-	$--	$2,143

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$319	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-2% (1%)

Other real estate owned	$1,931	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

	December 31, 2019
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$319	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-3% (1%)

Other real estate owned	$1,824	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2020 and December 31, 2019 (in thousands):

			Fair Value Measurements at
			March 31, 2020
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$9,922	$10,207	$-	$-	$10,207
Loans held for sale	10,923	11,301	-	11,301	-
Loans receivable, net	251,088	255,181	-	-	255,181

Financial Liabilities
Deposits	240,354	244,766	47,508	-	197,258
FHLB long-term borrowings	30,193	30,276	-	-	30,276
Subordinated debt	7,873	8,071	-	-	8,071

			Fair Value Measurements at
			December 31, 2019
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$10,172	$10,536	$--	$--	$10,536
Loans held for sale	8,928	9,205	--	9,205	--
Loans receivable, net	246,692	250,550	--	--	250,550

Financial Liabilities
Deposits	227,458	230,521	43,006	--	187,515
FHLB long-term borrowings	26,271	26,292	--	--	26,292
Subordinated debt	7,865	8,146	--	--	8,146

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table present summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2020			2019
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$2,290	$(47)	$2,243	$2,156	$(19)	$2,137
Provision for Loan Losses	115	-	115	85	-	85
Net Interest Income after Provision for Loan Losses	2,175	(47)	2,128	2,071	(19)	2,052

Non-Interest Income
Mortgage banking and title abstract fees	144	150	294	85	60	145
Real estate sales commissions, net	33	-	33	18	-	18
Insurance commissions	97	-	97	92	-	92
Other fees and services charges	83	-	83	28	-	28
Income from bank-owned life insurance	19	-	19	20	-	20
Net gain on loans held for sale	-	781	781	-	433	433
Gain on the sale of SBA loans	-	-	-	106	-	106
Total Non-Interest Income	376	931	1,307	349	493	842

Non-Interest Expense
Salaries and employee benefits	1,667	311	1,978	1,322	304	1,626
Directors’ fees and expenses	61	-	61	57	-	57
Occupancy and equipment	135	70	205	111	49	160
Data processing	108	29	137	80	22	102
Professional fees	97	17	114	69	13	82
FDIC deposit insurance assessment	21	-	21	28	-	28
Other real estate owned expenses	14	-	14	7	-	7
Advertising	61	14	75	61	10	71
Amortization of other intangible	12	-	12	12	-	12
Other	196	14	210	148	14	162
Total Non-Interest Expense	2,372	455	2,827	1,895	412	2,307

Pretax Segment Profit	$179	$429	$608	$525	$62	$587

Segment Assets	$291,392	$18,054	$309,446	$272,241	$9,678	$281,919

___________________
(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and Quaint Oak Properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

This Quarterly Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”  Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of  and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) the impact of the current outbreak of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged.  The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

At March 31, 2020, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions.  In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of March 31, 2020.  Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

• Moved more than 92% of its employees to remote work-from-home status.
• Waived fees on deposit accounts and cash management services.

In response to the COVID-19 crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion of economy-wide financial stimulus to combat the pandemic and stimulate the economy in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities through loans, grants, tax changes, and other types of relief.

The following describes some of our responses to COVID-19 relative to the CARES Act, and other effects of the pandemic on our business.

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate.

Through May 7, 2020, the Bank funded 217 PPP loans with total principal balances of $37.3 million and received SBA approval for another 712 PPP loans for $65.9 million.

Paycheck Protection Program Liquidity Facility. The CARES Act also allocated a limited amount of funds to the Federal Reserve Board (FRB) with a broad mandate to provide liquidity to eligible businesses, states or municipalities in light of COVID-19. On April 9, 2020, the U.S. Department of the Treasury announced several new or expanded lending programs to provide relief for businesses and governments. One of these programs was the Paycheck Protection Program Liquidity Facility (PPPLF). Under the PPPLF, all depository institutions that originate PPP loans are eligible to borrow on a non-recourse basis from their regional Federal Reserve Bank using SBA PPP loans as collateral. The principal amount of loans will be equal to the PPP loans pledged as collateral. There are no fees associated with these loans and the interest rate will be 35 basis points. The maturity date of PPPLF loans will be the same as the maturity date of the PPP loans pledged as collateral. The PPPLF loan maturity date will be accelerated if the underlying PPP loan goes into default and the lender sells the PPP loan to the SBA under the SBA guarantee. The PPPLF loan maturity date also will be accelerated for any loan forgiveness reimbursement received by the lender from the SBA.

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans.  Through May 7, 2020, the Bank used the FRB program to fund $30.9 million of PPP loans.

Loan Modifications/Troubled Debt Restructurings. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Quaint Oak Bank has made that election. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through April 30, 2020, we modified 203 loans with principal balances totaling $81.7 million representing  32.1% of our March 31, 2020 loan balances and have 23 additional applications with pricipal balances of  $15.7 million which would represent another 6.2% of March 31, 2020 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. It is too early to determine if these modified loans will perform in accordance with their modified terms.

Details with respect to actual loan modifications are as follows:

	Number of Covid-19 Deferments 04/30/2020	Balance (in thousands)	Percent of Total Loans at March 31, 2020
One-to-four family residential owner occupied	7	$3,149	48.8%
One-to-four family residential non-owner occupied	47	7,434	18.9
Multi-family residential	10	8,074	33.6
Commercial real estate	88	49.987	40.3
Construction	2	811	8.7
Home equity	1	47	1.1
Commercial business	48	12,177	26.0
Other consumer	-	-	-
Total	203	$81,679	32.1%

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General.   The Company’s total assets at March 31, 2020 were $309.4 million, an increase of $6.9 million, or 2.3%, from $302.5 million at December 31, 2019.  This growth in total assets was primarily due to a $4.4 million, or 1.8%, increase, in loans receivable, net, and a $2.0 million, or 22.3%, increase in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $388,000, or 2.7%, from $14.6 million at December 31, 2019 to $14.9 million at March 31, 2020 with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $250,000, or 2.5%, from $10.2 million at December 31, 2019 to $9.9 million at March 31, 2020 as one interest-earning time deposit matured during the three months ended March 31, 2020.

Investment Securities Available for Sale.  Investment securities available for sale decreased $291,000, or 3.8%, from $7.6 million at December 31, 2019 to $7.3 million at March 31, 2020, due primarily to the principal repayments on these securities during the three months ended March 31, 2020.

Loans Held for Sale.  Loans held for sale increased $2.0 million, or 22.3%, from $8.9 million at December 31, 2019 to $10.9 million at March 31, 2020 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $34.7 million of one-to-four family residential loans during the three months ended March 31, 2020 and sold $32.7 million of loans in the secondary market during this same period. The Bank did not originate or sell any equipment loans held for sale during the three months ended March 31, 2020.

Loans Receivable, Net.  Loans receivable, net, increased $4.4 million, or 1.8%, to $251.1 million at March 31, 2020 from $246.7 million December 31, 2019.  This increase was funded primarily from deposits.  Increases within the portfolio occurred in commercial real estate loans which increased $4.6 million, or 3.8%, multi-family residential loans which increased $1.8 million, or 8.2%, commercial business loans which increased $1.1 million, or 2.3%, home equity loans which increased $521,000, or 14.0%, and one-to-four family residential owner occupied loans which increased $148,000, or 2.3%.  These increases were partially offset by decreases of $3.2 million, or 25.5%, in construction loans, $470,000, or 1.2%, in one-to-four family residential non-owner occupied loans, and $6,000, or 27.3%, in other consumer loans.  The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.9 million at March 31, 2020, consisting of four properties that were collateral for a non-performing construction loan.  During the quarter ended March 31, 2020, the Company made $107,000 of capital improvements to the properties.  The balance of these OREO properties amounted to $1.8 million at December 31, 2019.  Non-performing assets amounted to $2.8 million, or 0.90% of total assets at March 31, 2020 compared to $2.2 million, or 0.72% of total assets at December 31, 2019.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $532,000, or 19.1%, due primarily to the adoption of Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842) for the lease on our new regional banking office in Philadelphia which opened in February 2020.  This standard requires a lessee to recognize the assets and liabilities that arise from leases on the balance sheet by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The impact on the Company’s balance sheet was $628,000 at March 31, 2020.

Deposits.  Total deposits increased $12.9 million, or 5.7%, to $240.4 million at March 31, 2020 from $227.5 million at December 31, 2019. This increase in deposits was primarily attributable to increases of $8.4 million, or 4.6%, in certificates of deposit, $2.5 million, or 9.8%, in money market accounts, $1.8 million, or 11.7%, in non-interest bearing checking accounts, $168,000, 9.8%, in savings accounts, and $1,000, or 20%, in passbook accounts.

Stockholders’ Equity.  Total stockholders’ equity increased $322,000, or 1.2%, to $26.2 million at March 31, 2020 from $25.9 million at December 31, 2019.  Contributing to the increase was net income for the three months ended March 31, 2020 of $432,000, the reissuance of treasury stock for exercised stock options of $52,000, common stock earned by participants in the employee stock ownership plan of $52,000, amortization of stock awards and options under our stock compensation plans of $43,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $12,000.  These increases were partially offset by dividends paid of $178,000, the purchase of treasury stock of $67,000, and other comprehensive loss, net of $24,000.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General.  Net income amounted to $432,000 for the three months ended March 31, 2020, an increase of $19,000, or 4.6%, compared to net income of $413,000 for the three months ended March 31, 2019.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $465,000 and an increase net interest income of $106,000, partially offset by increases in non-interest expense of $520,000, the provision for loan losses of $30,000, and the provision for income taxes of $2,000.

Net Interest Income.  Net interest income increased $106,000, or 5.0%, to $2.2 million for the three months ended March 31, 2020 from $2.1 million for the three months ended March 31, 2019.  The increase was driven by a $269,000 or 7.9%, increase in interest income, partially offset by a $163,000 or 12.9%, increase in interest expense.

Interest Income.  Interest income increased $269,000 or 7.9%, to $3.7 million for the three months ended March 31, 2020 from $3.4 million for the three months ended March 31, 2019. The increase in interest income was primarily due to a $32.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $223.2 million for the three months ended March 31, 2019 to an average balance of $255.8 million for the three months ended March 31, 2020, and had the effect of increasing interest income $458,000. This increase in interest income was partially offset by a 19 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 5.62% for the three months ended March 31, 2019 to 5.43% for the three months ended March 31, 2020, and had the effect of decreasing interest income $123,000. Also offsetting this increase was an $11.9 decrease in average cash and cash equivalents due from banks, interest bearing, which decreased from an average balance of $29.4 million for the three months ended March 31, 2019 to an average balance of $17.5 million for the three months ended March 31, 2020, and had the effect of reducing interest income $62,000.  In addition, this increase was offset by a 73 basis point decrease in the yield on average cash and cash equivalents due from banks, interest bearing, which decreased from 2.10% for the three months ended March 31, 2019 to 1.37% for the three months ended March 31, 2020, and had the effect of decreasing interest income $32,000.

Interest Expense.  Interest expense increased $163,000 or 12.9%, to $1.4 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019.  The increase in interest expense was primarily attributable to a $16.1 million increase in average certificate of deposit accounts which increased from an average balance of $172.4 million for the three months ended March 31, 2019 to an average balance of $188.6 million for the three months ended March 31, 2020, and had the effect of increasing interest expense $88,000.  Also contributing to this increase was a seven basis point increase in rate on average certificate of deposit accounts, which increased from 2.19% for the three months ended March 31, 2019 to 2.26% for the three months ended March 31, 2020, and had the effect of increasing interest expense by $35,000.  The increase in interest expense was also due to a $7.6 million increase in average Federal Home Loan Bank borrowings which increased from an average balance of $24.0 million for the three months ended March 31, 2019 to $31.6 million for the three months ended March 31, 2020, and which had the effect of increasing interest expense $34,000.  The average interest rate spread decreased from 2.90% for the three months ended March 31, 2019 to 2.79% for the three months ended March 31, 2020 while the net interest margin decreased from 3.19% for the three months ended March 31, 2019 to 3.07% for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2020				2019
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$17,522		$60	1.37%	$29,384	$154	2.10%
Investment in interest-earning time deposits	10,057		63	2.51	8,015	49	2.45
Investment securities available for sale	7,540		47	2.49	6,630	42	2.53
Loans receivable, net (1) (2)	255,770		3,472	5.43	223,167	3,137	5.62
Investment in FHLB stock	1,419		29	8.17	1,086	20	7.37
Total interest-earning assets	292,308		3,671	5.02%	268,282	3,402	5.07%
Non-interest-earning assets	12,804				11,385
Total assets	$305,112				$279,667
Interest-bearing liabilities:
Passbook accounts	$5	$	*	* %	$97	$-	-%
Savings accounts	1,805		1	0.22	1,215	1	0.33
Money market accounts	26,290		53	0.81	27,636	54	0.78
Certificate of deposit accounts	188,553		1,067	2.26	172,448	944	2.19
Total deposits	216,653		1,121	2.07	201,396	999	1.98
FHLB short-term borrowings	3,956		30	3.03	9,000	58	2.58
FHLB long-term borrowings	27,651		147	2.13	15,000	79	2.11
Subordinated debt	7,868		130	6.60	7,827	129	6.59
Total interest-bearing liabilities	256,128		1,428	2.23%	233,223	1,265	2.17%
Non-interest-bearing liabilities	22,920				22,491
Total liabilities	279,048				255,714
Stockholders’ Equity	26,064				23,953
Total liabilities and Stockholders’ Equity	$305,112				$279,667
Net interest-earning assets	$36,180				$35,059
Net interest income; average interest rate spread			$2,243	2.79%		$2,137	2.90%
Net interest margin (3)				3.07%			3.19%
Average interest-earning assets to average interest-bearing liabilities				114.13%			115.03%

_______________________
*      Not meaningful
(1)   Includes loans held for sale.
(2)  Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)  Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased $30,000, or 35.3%, from $85,000 for the three months ended March 31, 2019 to $115,000 for the three months ended March 31, 2020, based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2020. The ratio of the allowance for loan losses to loans outstanding increased to 0.93% at March 31, 2020 from 0.90% at December 31, 2019, primarily from increased allocations for economic factors associated with the COVID-19 pandemic.  The allowance for loan losses as a percent of total loans receivable was 0.93% at March 31, 2020 and 0.90% at December 31, 2019.

Non-performing loans amounted to $860,000 or 0.34% of net loans receivable at March 31, 2020, consisting of six loans, one loan is on non-accrual status and five loans are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $362,000 or 0.15% of net loans receivable at December 31, 2019, consisting of two loans, one loan was on non-accrual status and one loan was 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2020 include two one-to-four family non-owner occupied residential loans, two commercial real estate loans, one one-to-four family owner occupied residential loan, and one construction loan, and all are generally well-collateralized or adequately reserved for.

Non-Interest Income.  Non-interest income increased $465,000, or 55.2%, for the three months ended March 31, 2020 over the comparable period in 2019 primarily due to a $348,000, or 80.4%, increase in net gain on loans held for sale, a $149,000, or 102.8%, increase in mortgage banking and title abstract fees, a $55,000, or 196.4%, increase in other fees and service charges, a $15,000, or 83.3%, increase in real estate sales commissions, net, and a $5,000, or 5.4%, increase in insurance commissions.  The increase in other fees and service charges was driven by an increase in loan prepayment fees.  These increases were partially offset by a $106,000, or 100.0%, decrease in the gain on the sale of SBA loans and a $1,000, or 5.0%, decrease in income from bank-owned life insurance.

Non-Interest Expense.  Total non-interest expense increased $520,000, or 22.5% for the three months ended March 31, 2020 over the comparable period in 2019 primarily due to a $352,000, or 21.6%, increase in salaries and employee benefits, a $48,000, or 29.6%, increase in other expense, a $45,000, or 28.1%, increase in occupancy and equipment expense, a $35,000, or 34.3%, increase in data processing expense, a $32,000, or 39.0%, increase in professional fees, a $7,000, or 100.0%, increase in other real estate owned expenses, a $4,000, or 7.0%, increase in directors’ fees and expenses, and a $4,000, or 5.6% increase in advertising expense. The increase in salaries and benefits is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, primarily in the area of lending operations.  The increase in occupancy and equipment expense was primarily attributable to the opening of our new retail banking office in Philadelphia, Pennsylvania in February 2020.  These increases were partially offset by a $7,000, or 25.0%, decrease in FDIC deposit insurance assessment.

Provision for Income Tax.  The provision for income tax increased $2,000, or 1.1%, from $174,000 for the three months ended March 31, 2019 to $176,000 for the three months ended March 31, 2020 due primarily to the increase in pre-tax income.

Operating	Segments

The Company’s operations consist of two reportable operating segments: Banking and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Mortgage Banking Segment originates residential mortgage loans which are sold into the secondary market along with the loans’ servicing rights.   Detailed segment information appears in Note 12 in the Notes to Unaudited Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2020 of $179,000, a $346,000, or 65.9%, decrease from the three months ended March 31, 2019.  This decrease in PTSP was primarily due to a $477,000, or 25.2%, increase in non-interest expense and $30,000, or 35.3%, increase in the provision for loan losses, partially offset by a $134,000, or 6.2%, increase in net interest income and a $27,000, or 7.7%, increase in non-interest income.  The increase in non-interest expense was due primarily to a $345,000, or 26.1%, increases in salaries and employees benefits expense and a $48,000, or 32.4%, increase in other expense.

Our Mortgage Banking Segment reported a PTSP for the three months ended March 31, 2020 of $429,000, a $367,000, or 591.9%, increase from the three months ended March 31, 2019.  The increase in PTSP was primarily due to a $438,000, or 88.8%, increase in non-interest income which was driven by a $348,000, or 80.4%, increase in net gain on the sale of loans and a $90,000, or 150.0% increase in mortgage processing fees.  This increase was partially offset by a $43,000, or 10.4%, increase in non-interest expense.

Liquidity	and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2020, the Company’s cash and cash equivalents amounted to $14.9 million.  At such date, the Company also had $2.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2020, Quaint Oak Bank had outstanding commitments to originate loans of $18.9 million, commitments under unused lines of credit of $15.1 million, and $2.1 million under standby letters of credit.

At March 31, 2020, certificates of deposit scheduled to mature in one year or less totaled $114.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2020, we had $30.2 million of borrowings from the FHLB and had $150.3 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of March 31, 2020 Quaint Oak Bank had $816,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2020.

Our stockholders’ equity amounted to $26.2 million at March 31, 2020, an increase of $322,000, or 1.2%, from $25.9 million at December 31, 2019.  Contributing to the increase was net income for the three months ended March 31, 2020 of $432,000, the reissuance of treasury stock for exercised stock options of $52,000, common stock earned by participants in the employee stock ownership plan of $52,000, amortization of stock awards and options under our stock compensation plans of $43,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $12,000.  These increases were partially offset by dividends paid of $178,000, the purchase of treasury stock of $67,000, and other comprehensive income, net of $24,000.  For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2020, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.38%, 13.10%, 13.10% and 14.09%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2020, we had unfunded commitments under lines of credit of $15.1 million, $18.9 million of commitments to originate loans, and $2.1 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A.
RISK FACTORS

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers in an environment compliant with federal and state COVID-19 guidelines.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, the majority of our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2020, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 – January 31, 2020	-	$-	-	39,675
February 1, 2020 – February 28, 2020	-	-	-	39,675
March 1, 2020 – March 31, 2020	5,372	12.48	5,000	34,675
Total	5,372	$12.48	5,000	34,675
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

Date: May 14, 2020	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 14, 2020	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer