Form 10-Q
period 2020-06-30
QUAINT OAK BANCORP INC
filed 2020-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2020, 1,996,235 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2020	2019
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$112	$541
Due from banks, interest-bearing	16,510	14,014
Cash and cash equivalents	16,622	14,555
Investment in interest-earning time deposits	9,922	10,172
Investment securities available for sale	10,598	7,623
Loans held for sale	12,986	8,928
Loans receivable, net of allowance for loan losses (2020 $2,651; 2019 $2,231)	341,989	246,692
Accrued interest receivable	2,474	1,349
Investment in Federal Home Loan Bank stock, at cost	1,345	1,580
Bank-owned life insurance	4,013	3,974
Premises and equipment, net	2,314	2,226
Goodwill	515	515
Other intangible, net of accumulated amortization	295	319
Other real estate owned, net	921	1,824
Prepaid expenses and other assets	3,977	2,783
Total Assets	$407,971	$302,540
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$50,397	$15,775
Interest-bearing	238,687	211,683
Total deposits	289,084	227,458
Federal Home Loan Bank short-term borrowings	-	10,000
Federal Home Loan Bank long-term borrowings	29,193	26,271
Federal Reserve Bank long-term borrowings	48,881	-
Subordinated debt	7,882	7,865
Accrued interest payable	291	314
Advances from borrowers for taxes and insurance	2,378	2,780
Accrued expenses and other liabilities	3,349	1,945
Total Liabilities	381,058	276,633

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,001,614 and 1,984,857
outstanding at June 30, 2020 and December 31, 2019, respectively	28	28
Additional paid-in capital	15,123	14,990
Treasury stock, at cost: 775,636 and 792,393 shares at June 30, 2020 and December 31, 2019, respectively	(4,903)	(4,950)
Unallocated common stock held by: Employee Stock Ownership Plan (ESOP)	(84)	(118)
Accumulated other comprehensive income	6	20
Retained earnings	16,743	15,937
Total Stockholders’ Equity	26,913	25,907
Total Liabilities and Stockholders’ Equity	$407,971	$302,540

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$3,891	$3,200	$7,363	$6,337
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	142	277	341	542
Total Interest Income	4,033	3,477	7,704	6,879

Interest Expense
Interest on deposits	1,069	1,093	2,190	2,092
Interest on Federal Home Loan Bank short-term borrowings	1	36	31	94
Interest on Federal Home Loan Bank long-term borrowings	153	120	300	199
Interest on Federal Reserve Bank long-term borrowings	23	-	23	-
Interest on subordinated debt	130	130	260	259
Total Interest Expense	1,376	1,379	2,804	2,644
Net Interest Income	2,657	2,098	4,900	4,235
Provision for Loan Losses	305	76	420	161
Net Interest Income after Provision for Loan Losses	2,352	2,022	4,480	4,074

Non-Interest Income
Mortgage banking and title abstract fees	351	325	645	470
Real estate sales commissions, net	30	33	63	51
Insurance commissions	120	106	217	198
Other fees and services charges	(49)	62	34	90
Income from bank-owned life insurance	20	19	39	39
Net gain on loans held for sale	826	867	1,607	1,300
Net gain on sales of other real estate owned	18	-	18	-
Gain on the sale of SBA loans	52	34	52	140
Total Non-Interest Income	1,368	1,446	2,675	2,288

Non-Interest Expense
Salaries and employee benefits	1,784	1,771	3,763	3,397
Directors’ fees and expenses	52	56	114	113
Occupancy and equipment	218	174	423	334
Data processing	160	118	297	220
Professional fees	113	92	227	174
FDIC deposit insurance assessment	27	12	47	40
Other real estate owned expenses	8	4	22	11
Advertising	75	71	150	142
Amortization of other intangible	12	12	24	24
Other	246	217	455	379
Total Non-Interest Expense	2,695	2,527	5,522	4,834

Income before Income Taxes	1,025	941	1,633	1,528
Income Taxes	294	276	470	450
Net Income	$731	$665	$1,163	$1,078

Earnings per share - basic	$0.37	$0.34	$0.59	$0.55
Average shares outstanding - basic	1,978,421	1,953,452	1,971,276	1,946,944
Earnings per share - diluted	$0.36	$0.33	$0.58	$0.54
Average shares outstanding - diluted	2,003,159	2,001,690	2,011,843	1,993,759

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net Income	$731	$665	$1,163	$1,078

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	13	21	(16)	22
Income tax effect	(3)	(5)	2	(5)
Other comprehensive income (loss)	10	16	(14)	17

Total Comprehensive Income	$741	$681	$1,149	$1,095

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders Equity (Unaudited)

For the Three Monthls Ended June 30, 2020
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – MARCH 31, 2020	1,986,836	$28	$15,088	$(4,973)	$(101)	$(4)	$16,191	$26,229

Common stock allocated by ESOP (3,607 shares)			22		17			39

Treasury stock purchase	(4,158)			(45)				(45)

Reissuance of treasury stock under 401(k) Plan	3,515		15	21				36

Reissuance of treasury stock under stock incentive plan	9,421		(57)	57				-

Reissuance of treasury stock for exercised stock options	6,000		12	37				49

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(179)	(179)

Net income							731	731

Other comprehensive income, net						10		10

BALANCE – JUNE 30, 2020	2,001,614	$28	$15,123	$(4,903)	$(84)	$6	$16,743	$26,913

For the Three Monthls Ended June 30, 2019
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE – MARCH 31, 2019	1,981,091	$28	$14,790	$(4,854)	$(168)	$(1)	$14,411	$24,206

Common stock allocated by ESOP (3,607 shares)			29		17			46

Treasury stock purchase	(4,835)			(59)				(59)

Reissuance of treasury stock under 401(k) Plan	711		5	4				9

Reissuance of treasury stock under stock incentive plan	9,721		(57)	57				-

Reissuance of treasury stock for exercised stock options	10,000		22	59				81

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(179)	(179)

Net income							665	665

Other comprehensive income, net						16		16

BALANCE – JUNE 30, 2019	1,996,688	$28	$14,832	$(4,793)	$(151)	$15	$14,897	$24,828

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders Equity (Unaudited)

For the Six Months Ended June 30, 2020
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, excep share data)
BALANCE – DECEMBER 31, 2019	1,984,857	$28	$14,990	$(4,950)	$(118)	$20	$15,937	$25,907

Common stock allocated by ESOP (7,214 shares)			55		34			89

Treasury stock purchase	(9,530)			(112)				(112)

Reissuance of treasury stock under 401(k) Plan	4,366		23	26				49

Reissuance of treasury stock under stock incentive plan	9,421		(57)	57				-

Reissuance of treasury stock for exercised stock options	12,500		25	76				101

Stock based compensation expense			87					87

Cash dividends declared ($0.18) per share)							(357)	(357)

Net income							1,163	1,163

Other comprehensive loss, net						(14)		(14)

BALANCE – JUNE 30, 2020	2,001,614	$28	$15,123	$(4,903)	$(84)	$6	$16,743	$26,913

For the Six Months Ended June 30, 2019
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stoclk Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity
	(In thousands, excep share data)
BALANCE – DECEMBER 31, 2018	1,975,947	$28	$14,683	$(4,824)	$(185)	$(2)	$14,136	$23,836

Common stock allocated by ESOP (7,214 shares)			56		34			90

Treasury stock purchase	(14,161)			(174)				(174)

Reissuance of treasury stock under 401(k) Plan	1,681		11	10				21

Reissuance of treasury stock under stock incentive plan	9,721		(57)	57				-

Reissuance of treasury stock for exercised stock options	23,500		52	138				190

Stock based compensation expense			87					87

Cash dividends declared ($0.16 per share)							(317)	(317)

Net income							1,078	1,078

Other comprehensive income, net						17		17

BALANCE – JUNE 30, 2019	1,996,688	$28	$14,832	$(4,793)	$(151)	$15	$14,897	$24,828

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,163	$1,078
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	420	161
Depreciation of premises and equipment	112	99
Amortization of operating right-of-use assets	28	45
Amortization of subordinated debt issuance costs	17	17
Amortization of other intangible	24	24
Net amortization of securities premiums	5	9
Accretion of deferred loan fees and costs, net	(450)	(219)
Stock-based compensation expense	176	177
Net realized (gain) loss on sale of foreclosed real estate	(18)	-
Net gain on loans held for sale	(1,607)	(1,300)
Loans held for sale-originations	(79,297)	(53,420)
Loans held for sale-proceeds	76,846	50,421
Gain on the sale of SBA loans	(52)	(140)
Increase in the cash surrender value of bank-owned life insurance	(39)	(39)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,125)	(173)
Prepaid expenses and other assets	(588)	(576)
Accrued interest payable	(23)	49
Accrued expenses and other liabilities	772	(391)
Net Cash Used in Operating Activities	(3,636)	(4,178)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(499)	(6,576)
Redemption of interest-earning time deposits	749	1,343
Purchase of investment securities available for sale	(3,507)	(2,524)
Principal repayments on investment securities available for sale	511	385
Net increase in loans receivable	(95,215)	(9,093)
Purchase of Federal Home Loan Bank stock	(8)	(3)
Redemption of Federal Home Loan Bank stock	243	-
Proceeds from the sale of foreclosed real estate	1,042	-
Capitalized expenditures on other real estate owned	(121)	(169)
Purchase of premises and equipment	(200)	(103)
Net Cash Used in Investing Activities	(97,005)	(16,740)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	52,194	415
Net increase in certificate accounts	9,432	12,178
Decrease in advances from borrowers for taxes and insurance	(402)	(153)
Repayment of Federal Home Loan Bank short-term borrowings	(10,000)	(9,000)
Proceeds from Federal Home Loan Bank long-term borrowings	3,922	9,000
Repayment of Federal Home Loan Bank long-term borrowings	(1,000)	(1,000)
Proceeds from Federal Reserve Bank long-term borrowings	52,144	-
Repayments of Federal Reserve Bank long-term borrowings	(3,263)	-
Dividends paid	(357)	(317)
Purchase of treasury stock	(112)	(174)
Proceeds from the reissuance of treasury stock	49	21
Proceeds from the exercise of stock options	101	190
Net Cash Provided by Financing Activities	102,708	11,160
Net Increase (Decrease) in Cash and Cash Equivalents	2,067	(9,758)
Cash and Cash Equivalents – Beginning of Year	14,555	26,012
Cash and Cash Equivalents – End of Year	$16,622	$16,254

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$2,827	$2,595
Cash payments for income taxes	$200	$529
Initial recognition of operating lease right-of use assets	$632	$1,366
Initial recognition of operating lease obligations	$632	$1,366

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies
Basis of Financial Presentation.   The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At June 30, 2020, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County region of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. All significant intercompany balances and transactions have been eliminated.
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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2019 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2019 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

Federal Home Loan Bank Stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula.  FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each reporting period. No impairment charges were recognized on FHLB stock during the three or six months ended June 30, 2020 and 2019.

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

Other Real Estate Owned, Net. Other real estate owned or foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosures.  A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Other real estate properties are initially recorded at fair value, net of estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell.  Net revenue and expenses from operations and additions to the valuation allowance are included in other expenses.  At June 30, 2020 the Company had two properties in other real estate owned (OREO) totaling $921,000.  At December 31, 2019, the Company had four properties in OREO totaling $1.8 million.

Share-Based Compensation.  Compensation expense for share-based compensation awards is based on the grant date fair value of the award. Compensation expense for stock options is based on a Black-Scholes model to estimate the fair value. The cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2020, the Company has outstanding equity awards under three share-based plans: the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan.  Awards under these plans were made in May 2013 and 2018.  These plans are more fully described in Note 10.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2020 and 2019, all unvested restricted stock program awards and outstanding stock options under the 2008 Stock Option Plan and the 2013 Stock Incentive Plan representing shares were dilutive.  For the three and six months ended June 30, 2020, all outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were dilutive. For the six months ended June 30, 2020, all outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$731,000	$665,000	$1,163,000	$1,078,000

Weighted average shares outstanding – basic	1,978,421	1,953,452	1,971,276	1,946,944
Effect of dilutive common stock equivalents	24,738	48,238	40,567	46,815
Adjusted weighted average shares outstanding – diluted	2,003,159	2,001,690	2,011,843	1,993,759

Basic earnings per share	$0.37	$0.34	$0.59	$0.55
Diluted earnings per share	$0.36	$0.33	$0.58	$0.54

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance at the beginning of the period	$(4)	$(1)	$20	$(2)
Other comprehensive income (loss) before classifications	10	16	(14)	17
Amount reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Total other comprehensive income (loss)	10	16	(14)	17
Balance at the end of the period	$6	$15	$6	$15
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown below (in thousands):

	June 30, 2020	December 31, 2019
Due in one year or less	$3,055	$2,026
Due after one year through five years	6,867	8,146
Total	$9,922	$10,172

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2020 and December 31, 2019 are summarized below (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,373	$15	$(1)	$5,387
Federal National Mortgage Association securities	210	4	-	214
Total mortgage-backed securities	5,583	19	(1)	5,601
Debt securities:
Corporate notes	5,007	5	(15)	4,997
Total available-for-sale-securities	$10,590	$24	$(16)	$10,598

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Governmental National Mortgage Association securities	$5,841	$13	$(1)	$5,853
Federal National Mortgage Association securities	258	2	-	260
Total mortgage-backed securities	6,099	15	(1)	6,113
Debt securities:
Corporate notes	1,500	10	-	1,510
Total available-for-sale-securities	$7,599	$25	$(1)	$7,623

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 5 – Investment Securities Available for Sale (Continued)
The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after one year through five years	$5,007	$4,997
Due after ten years	5,583	5,601
Total	$10,590	$10,598

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2020  and December 31, 2019 (in thousands):

	June 30, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	2	$950	$(1)	$-	$-	$950	$(1)
Corporates	2	3,491	(15)	-	-	3,491	(15)
Total	4	$4,441	$(16)	$-	$-	$4,441	$(16)

	December 31, 2019
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	4	$2,295	$(1)	$-	$-	$2,295	$(1)

At June 30, 2020, there were four securities in an unrealized loss position that at such date had an aggregate depreciation of 0.35% from the Company’s amortized cost basis. Management believes that the estimated fair value of the securities disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the securities until the anticipated recovery of fair value occurs. Management does not believe any individual unrealized loss as of June 30, 2020 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months or six months ended June 30, 2020 or 2019.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows:
	June 30, 2020	December 31, 2019
Real estate loans:
One-to-four family residential:
Owner occupied	$6,280	$6,298
Non-owner occupied	39,925	39,897
Total one-to-four family residential	46,205	46,195
Multi-family (five or more) residential	25,522	22,233
Commercial real estate	127,117	119,323
Construction	8,186	12,523
Home equity	4,472	3,726
Total real estate loans	211,502	204,000

Commercial business	136,360	45,745
Other consumer	13	22
Total Loans	347,875	249,767

Deferred loan fees and costs	(3,235)	(844)
Allowance for loan losses	(2,651)	(2,231)
Net Loans	$341,989	$246,692

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,109	$-	$171	$-	$6,280
One-to-four family residential non-owner occupied	39,608	-	317	-	39,925
Multi-family residential	25,522	-	-	-	25,522
Commercial real estate	125,933	892	292	-	127,117
Construction	8,186	-	-	-	8,186
Home equity	4,472	-	-	-	4,472
Commercial business	136,360	-	-	-	136,360
Other consumer	13	-	-	-	13
Total	$346,203	$892	$780	$-	$347,875

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,126	$-	$172	$-	$6,298
One-to-four family residential non-owner occupied	39,579	-	318	-	39,897
Multi-family residential	22,233	-	-	-	22,233
Commercial real estate	118,233	798	292	-	119,323
Construction	12,523	-	-	-	12,523
Home equity	3,726	-	-	-	3,726
Commercial business	45,745	-	-	-	45,745
Other consumer	22	-	-	-	22
Total	$248,187	$798	$782	$-	$249,767

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2020 as well as the average recorded investment and related interest income for the period then ended (in thousands):

June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$171	$178	$-	$172	$-
One-to-four family residential non-owner occupied	19	19	-	19	1
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	3	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$171	$178	$-	$172	$-
One-to-four family residential non-owner occupied	19	19	-	19	1
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	3	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$321	$328	$3	$322	$7

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At June 30, 2020, the Company had two loans totaling $150,000 that were identified as troubled debt restructurings.  One of these loans was performing in accordance with its modified terms and one was over 90 days delinquent but still accruing interest. During the six months ended June 30, 2020, no new loans were identified as TDRs.  At December 31, 2019, the Company had two loans totaling $151,000 that were identified as troubled debt restructurings.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

June 30, 2020
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	19	-	19	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$150	$-	$150	$3

December 31, 2019
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	19	-	19	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	132	-	132	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$151	$-	$151	$3

The contractual aging of the TDRs in the table above as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

June 30, 2020
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non-Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	19	-	19
Multi-family residential	-	-	-	-	-
Commercial real estate	131	-	-	-	131
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$131	$-	$19	$-	$150

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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2020 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2020 and recorded investment in loans receivable as of June 30, 2020 (in thousands):

	June 30, 2020
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$47	$307	$217	$944	$168	$26	$537	$100	$2,346
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(4)	92	(13)	285	(54)	(1)	-	-	305
Ending balance	$43	$399	$204	$1,229	$114	$25	$537	$100	$2,651

For the Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$52	$351	$145	$854	$250	$19	$500	$60	$2,231
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(9)	48	59	375	(136)	6	37	40	420
Ending balance	$43	$399	$204	$1,229	$114	$25	$537	$100	$2,651

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$3	$-	$-	$-	$-	$3
Collectively	$43	$399	$204	$1,226	$114	$25	$537	$100	$2,648

Loans receivable:
Ending balance:	$6,280	$39,925	$25,522	$127,117	$8,186	$4,472	$136,373		$347,875

Ending balance evaluated
for impairment:
Individually	$171	$19	$-	$131	$-	$-	$-		$321
Collectively	$6,109	$39,906	$25,522	$126,986	$8,186	$4,472	$136,373		$347,554

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and six months ended June 30, 2020, due primarily to changes in volume and qualitative factors in this portfolio class. The Bank allocated decreased allowance for loan loss provisions to the construction loan class for the three and six months ended June 30, 2020, due primarily to a decrease in balances and qualitative factors in this portfolio classes. The Bank allocated increased allowance for loan loss provisions to the 1-4 family non-owner occupied loan portfolio class for the three and six months ended June 30, 2020, due primarily to changes in qualitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six and months ended June 30, 2019 (in thousands):

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
One-to-four family residential owner occupied	$171	$172
One-to-four family residential non-owner occupied	-	-
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$171	$172

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.4 million and $362,000 at June 30, 2020 and December 31, 2019, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2020 and 2019 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $3,000 and $5,000 for the three and six months ended June 30, 2020, respectively.  Interest income foregone on non-accrual loans was approximately $4,000 and $9,000 for the three and six months ended June 30, 2019, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$413	$171	$584	$5,696	$6,280	$-
One-to-four family residential non-owner occupied	498	191	689	39,236	39,925	191
Multi-family residential	-	-	-	25,522	25,522	-
Commercial real estate	1,810	1,082	2,892	124,225	127,117	1,082
Construction	-	-	-	8,186	8,186	-
Home equity	-	-	-	4,472	4,472	-
Commercial business	44	-	44	136,316	136,360	-
Other consumer	-	-	-	13	13	-
Total	$2,765	$1,444	$4,209	$343,666	$347,875	$1,273

	December 31, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$1,199	$172	$1,371	$4,927	$6,298	$-
One-to-four family residential non-owner occupied	1,069	-	1,069	38,828	39,897	-
Multi-family residential	-	-	-	22,233	22,233	-
Commercial real estate	986	190	1,176	118,147	119,323	190
Construction	1,120	-	1,120	11,403	12,523	-
Home equity	-	-	-	3,726	3,726	-
Commercial business	66	-	66	45,679	45,745	-
Other consumer	-	-	-	22	22	-
Total	$4,440	$362	$4,802	$244,965	$249,767	$190

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at June 30, 2020 was $295,000 net of accumulated amortization of $190,000.  Amortization expense for the three and six months ended June 30, 2020 and 2019 amounted to approximately $12,000 and $24,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2020	December 31, 2019
Non-interest bearing checking accounts	$50,397	$15,775
Passbook accounts	6	5
Savings accounts	2,853	1,722
Money market accounts	41,944	25,504
Certificates of deposit	193,884	184,452
Total deposits	$289,084	$227,458

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	Juned 30, 2020		December 31,2019
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
Short-term borrowings	$-	-%	$10,000	1.81%

Fixed rate borrowings maturing:
2020	1,000	2.15	2,000	2.00
2021	5,000	2.20	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	5,100	2.28
2025	2,855	1.25	-	-
Total FHLB long-term debt	$29,193	2.04%	$26,271	2.16%

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings increased to $48.9 million from none at December 31, 2019 as the Company borrowed this amount to fund PPP loans under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF).  Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years pursuant to the terms of the original note.  The loan is secured by the unallocated shares of common stock held by the ESOP.  As of June 30, 2020 there were five quarterly payments remaining on the 2007 loan.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants.  As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three and six months ended June 30, 2020, the Company recognized $37,000 and $89,000 of ESOP expense, respectively.  During the three and six months ended June 30, 2019, the Company recognized $45,000 and $90,000 of ESOP expense, respectively.

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

As of June 30, 2020 a total of 28,266 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Recognition & Retention and Stock Incentive Plans (Continued)

A summary of the status of the share awards under the 2013 and 2018 RRP and Stock Incentive Plans as of June 30, 2020 and 2019 and changes during the six months ended June 30, 2020 and 2019 is as follows:

	June 30, 2020		June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	38,887	$13.30	48,608	$13.30
Granted	-	-	-	-
Vested	(9,421)	13.30	(9,721)	13.30
Forfeited	(1,600)	13.30	-	-
Unvested at the end of the period	27,866	$13.30	38,887	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended June 30, 2020 and 2019, the Company recognized approximately $33,000 of compensation expense.  A tax benefit of approximately $7,000 was recognized during both the three months ended June 30, 2020 and 2019.  During both the six months ended June 30, 2020 and 2019, the Company recognized approximately $65,000 of compensation expense.  A tax benefit of approximately $14,000 was recognized during the six months ended June 30, 2020 and 2019.  As of June 30, 2020, approximately $501,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

As of June 30, 2020, a total of 240,636 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan and none under the 2013 Stock Incentive Plan or Option Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of June 30, 2020 and 2019 and changes during the six months ended June 30, 2020 and 2019 is as follows:

	2020			2019
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the year	256,336	$10.87	6.0	279,836	$10.64	6.8
Granted	-	-	-	-	-	-
Exercised	(12,500)	8.10	-	(23,500)	8.10	-
Forfeited	(3,200)	8.10	-	-	-	-
Outstanding at end of period	240,636	$10.94	5.7	256,336	$10.87	6.5
Exercisable at end of period	161,054	$9.84	5.0	147,027	$9.07	3.9

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

During both the three months ended June 30, 2020 and 2019, approximately $11,000 in compensation expense on stock options was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods.  During both the six months ended June 20, 2020 and 2019, approximately $22,000 of compensation expense on stock options was recognized. A tax benefit of $1,000 was recognized during each of these periods.  As of June 30, 2020, approximately $127,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2020 (in thousands):
	June 30, 2020
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Governmental National Mortgage Association mortgage-backed securities	$5,387	$-	$5,387	$-
Federal National Mortgage Association mortgage-backed securities	214	-	214	-
Corporate notes	4,997	-	4,997	-
Total investment securities available for sale	$10,598	$-	$10,598	$-
Total recurring fair value measurements	$10,598	$-	$10,598	$-

Nonrecurring fair value measurements
Impaired loans	$318	$-	$-	$318
Other Real Estate Owned	921	-	-	921
Total nonrecurring fair value measurements	$1,239	$-	$-	$1,239

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2019 (in thousands):
	December 31, 2019
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Governmental National Mortgage Association mortgage-backed securities	$5,853	$-	$5,853	$-
Federal National Mortgage Association mortgage-backed securities	260	-	260	-
Corporate notes	1,510	-	1,510	-
Total investment securities available for sale	$7,623	$-	$7,623	$-
Total recurring fair value measurements	$7,623	$-	$7,623	$-

Nonrecurring fair value measurements
Impaired loans	$319	$-	$-	$319
Other Real Estate Owned	1,824	-	-	1,824
Total nonrecurring fair value measurements	$2,143	$-	$-	$2,143

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair	Valuation	Unobservable	Range (Weighted
	Value	Techniques	Input	Average)

Impaired loans	$318	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-2% (1%)

Other real estate owned	$921	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

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

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2020 and December 31, 2019 (in thousands):

			Fair Value Measurements at
			June 30, 2020
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$9,922	$10,273	$-	$-	$10,273
Loans held for sale	12,986	13,422	-	13,422	-
Loans receivable, net	341,989	346,534	-	-	346,534

Financial Liabilities
Deposits	289,084	292,100	95,200	-	196,900
FHLB long-term borrowings	29,193	29,288	-	-	29,288
FRB long-term borrowings	48,881	48,865	-	-	48,865
Subordinated debt	7,882	8,005	-	-	8,005

			Fair Value Measurements at
			December 31, 2019
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$10,172	$10,536	$--	$--	$10,536
Loans held for sale	8,928	9,205	--	9,205	--
Loans receivable, net	246,692	250,550	--	--	250,550

Financial Liabilities
Deposits	227,458	230,521	43,006	--	187,515
FHLB long-term borrowings	26,271	26,292	--	--	26,292
Subordinated debt	7,865	8,146	--	--	8,146

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table present summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2020			2019
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$2,697	$(40)	$2,657	$2,123	$(25)	$2,098
Provision for Loan Losses	305	-	305	76	-	76
Net Interest Income after Provision for Loan Losses	2,392	(40)	2,352	2,047	(25)	2,022

Non-Interest Income
Mortgage banking and title abstract fees	208	143	351	176	149	325
Real estate sales commissions, net	30	-	30	33	-	33
Insurance commissions	120	-	120	106	-	106
Other fees and services charges	(49)	-	(49)	62	-	62
Income from bank-owned life insurance	20	-	20	19	-	19
Net gain on loans held for sale	-	826	826	-	867	867
Net gain on sale of other real estate owned	18	-	18	-	-	-
Gain on the sale of SBA loans	52	-	52	34	-	34
Total Non-Interest Income	399	969	1,368	430	1,016	1,446

Non-Interest Expense
Salaries and employee benefits	1,465	319	1,784	1,465	306	1,771
Directors’ fees and expenses	52	-	52	56	-	56
Occupancy and equipment	152	66	218	117	57	174
Data processing	118	42	160	81	37	118
Professional fees	95	18	113	79	13	92
FDIC deposit insurance assessment	27	-	27	12	-	12
Other real estate owned expenses	8	-	8	4	-	4
Advertising	62	13	75	61	10	71
Amortization of other intangible	12	-	12	12	-	12
Other	229	17	246	205	12	217
Total Non-Interest Expense	2,220	475	2,695	2,092	435	2,527

Pretax Segment Profit	$571	$454	$1,025	$385	$556	$941

Segment Assets	$387,350	$20,621	$407,971	$269,302	$15,575	$284,877
_________________
(1)   Includes Quaint Oak Bancorp, Inc. and the Bank’s Subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, and Quaint Oak Properties.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

	As of or for the Six Months Ended June 30,
	2020			2019
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$4,987	$(87)	$4,900	$4,279	$(44)	$4,235
Provision for Loan Losses	420	-	420	161	-	161
Net Interest Income after Provision for Loan Losses	4,567	(87)	4,480	4,118	(44)	4,074

Non-Interest Income
Mortgage banking and title abstract fees	352	293	645	261	209	470
Real estate sales commissions, net	63	-	63	51	-	51
Insurance commissions	217	-	217	198	-	198
Other fees and services charges	34	-	34	90	-	90
Income from bank-owned life insurance	39	-	39	39	-	39
Net gain on loans held for sale	-	1,607	1,607	-	1,300	1,300
Net gain on sale of other real estate owned	18	-	18	-	-	-
Gain on sale of SBA loans	52	-	52	140	-	140
Total Non-Interest Income	775	1,900	2,675	779	1,509	2,288

Non-Interest Expense
Salaries and employee benefits	3,133	630	3,763	2,787	610	3,397
Directors’ fees and expenses	114	-	114	113	-	113
Occupancy and equipment	287	136	423	228	106	334
Data processing	226	71	297	161	59	220
Professional fees	192	35	227	148	26	174
FDIC deposit insurance assessment	47	-	47	40	-	40
Other real estate owned expenses	22	-	22	11	-	11
Advertising	123	27	150	122	20	142
Amortization of other intangible	24	-	24	24	-	24
Other	424	31	455	353	26	379
Total Non-Interest Expense	4,592	930	5,522	3,987	847	4,834

Pretax Segment Profit	$750	$883	$1,633	$910	$618	$1,528

Segment Assets	$387,350	$20,621	$407,971	$269,302	$15,575	$284,877
________________
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

At June 30, 2020, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of June 30, 2020.  Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Through August 10, 2020, the Bank funded 848 PPP loans with total principal balances of $91.8 million and received SBA approval for another five PPP loans for $3.2 million.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans.  Through August 10, 2020, the Bank used the FRB program to fund $48.9 million of PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through August 10, 2020, we modified 223 loans with principal balances totaling $85.8 million representing approximately 24.7% of our June 30, 2020 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. Of the total loans deferred to date, 71 loans totaling $37.3 million were granted a second deferral. It is too early to determine if these modified loans will perform in accordance with their modified terms.

Details with respect to actual loan modifications are as follows:

	As of August 10, 2020
	Number of Covid-19 Deferments	Balance (in thousands)	Percent of Total Loans at June 30, 2020
One-to-four family residential owner occupied	5	$2,072	33.0%
One-to-four family residential non-owner occupied	47	8,467	21.2
Multi-family residential	12	9,065	35.5
Commercial real estate	99	51,098	40.2
Home equity	4	254	5.7
Construction	-	-	-
Commercial business	56	14,805	10.9
Other consumer	-	-	-
Total	223	$85,761	24.7%

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

General.   The Company’s total assets at June 30, 2020 were $408.0 million, an increase of $105.4 million, or 34.9%, from $302.5 million at December 31, 2019.  This growth in total assets was primarily due to a $95.3 million, or 38.6%, increase, in loans receivable, net, and a $4.1 million, or 45.5%, increase in loans held for sale.  The largest increases within the loan portfolio occurred in commercial business loans which increased $90.6 million, or 198.1%, commercial real estate loans which increased $7.8 million, or 6.5%, and multi-family residential loans which increased $3.3 million, or 14.8%. The increase in commercial business loans was due primarily to the $89.1 million of the SBA PPP loans generated during the second quarter of 2020.  These increases were partially offset by a $4.3 million, or 34.6%, decrease in construction loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.1 million, or 14.2%, from $14.6 million at December 31, 2019 to $16.6 million at June 30, 2020 with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $250,000, or 2.5%, from $10.2 million at December 31, 2019 to $9.9 million at June 30, 2020 as one interest-earning time deposit matured during the six months ended June 30, 2020.

Investment Securities Available for Sale.  Investment securities available for sale increased $3.0 million, or 39.0%, from $7.6 million at December 31, 2019 to $10.6 million at June 30, 2020, as the Company invested excess liquidity into higher yielding interest-earning assets.

Loans Held for Sale.  Loans held for sale increased $4.1 million, or 45.5%, from $8.9 million at December 31, 2019 to $13.0 million at June 30, 2020 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $79.3 million of one-to-four family residential loans during the six months ended June 30, 2020 and sold $75.2 million of loans in the secondary market during this same period. The Bank did not originate or sell any equipment loans held for sale during the six months ended June 30, 2020.

Loans Receivable, Net.  Loans receivable, net, increased $95.3 million, or 38.6%, to $342.0 million at June 30, 2020 from $246.7 million December 31, 2019.  This increase was funded primarily from deposits, borrowings under the Federal Reserve’s Paycheck Protection Program Liquidity Facility, and excess liquidity.  Increases within the portfolio occurred in commercial business loans which increased $90.6 million, or 198.1%, commercial real estate loans which increased $7.8 million, or 6.5%, multi-family residential loans which increased $3.3 million, or 14.8%, home equity loans which increased $746,000, or 20.0%, and non-owner occupied loans which increased $28,000, or 0.1%.  These increases were partially offset by decreases of $4.3 million, or 34.6%, in construction loans, $18,000, or 0.3%, in one-to-four family residential owner occupied loans, and $9,000, or 40.9%, in other consumer loans.  The increase in commercial business loans was due primarily to the $89.1 million of the SBA PPP loans generated during the second quarter of 2020. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $1.8 million at December 31, 2019 consisting of four properties that were collateral for a non-performing construction loan. At June 30, 2020, OREO amounted to $921,000 consisting of two properties that were collateral for a non-performing construction loan.  During the six month ended June 30, 2020, the Company made $121,000 of capital improvements to the properties and sold two properties totaling $1.0 million and realized a net gain of $18,000.  Non-performing assets amounted to $2.4 million, or 0.58% of total assets at June 30, 2020 compared to $2.2 million, or 0.72% of total assets at December 31, 2019.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased $1.2 million, or 42.9%, to $4.0 million at June 30, 2020 from $2.8 million at December 31, 2019, due primarily to the adoption of Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842) by the Company on January 1, 2019.  This standard requires a lessee to recognize the assets and liabilities that arise from leases on the balance sheet by recognizing a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The impact of adopting this accounting standard on the Company’s balance sheet accounted for $616,000 of the increase.

Deposits.  Total deposits increased $61.6 million, or 27.1%, to $289.1 million at June 30, 2020 from $227.5 million at December 31, 2019. This increase in deposits was primarily attributable to increases of $34.6 million, or 219.5%, in non-interest bearing checking accounts, $16.4 million, or 64.5%, in money market accounts, and $9.4 million, or 5.1%, in certificates of deposit. The increase in non-interest bearing checking accounts was primarily due to the checking accounts opened by PPP loan customers.

Borrowings.  Total Federal Home Loan Bank (FHLB) borrowings decreased $7.1 million, or 19.5%, to $29.2 million at June 30, 2020 from $36.3 million at December 31, 2019. Short-term FHLB advances declined from $10.0 million at December 31, 2019 to none at June 30, 2020 as the Company used excess liquidity to pay-off $6.0 million of advances and termed-out $4.0 million of advances at varying maturities.  Long-term FHLB borrowings increased $2.9 million, or 11.1%, from $26.3 million at December 31, 2019 to $29.2 million at June 30, 2020, primarily as a result of the $4.0 million term-out of short-term borrowings and the pay-off of a $1.0 million term loan that matured in June 2020. Federal Reserve Bank long-term borrowings increased to $48.9 million at June 30, 2020, from none at December 31, 2019 as the Company borrowed this amount to fund PPP loans under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF).  Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Stockholders’ Equity.  Total stockholders’ equity increased $1.0 million, or 3.9%, to $26.9 million at June 30, 2020 from $25.9 million at December 31, 2019.  Contributing to the increase was net income for the six months ended June 30, 2020 of $1.2 million, the reissuance of treasury stock for exercised stock options of $101,000, common stock earned by participants in the employee stock ownership plan of $89,000, amortization of stock awards and options under our stock compensation plans of $87,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $49,000.  These increases were partially offset by dividends paid of $357,000, the purchase of treasury stock of $112,000, and other comprehensive income, net of $14,000.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General.  Net income amounted to $731,000 for the three months ended June 30, 2020, an increase of $66,000, or 9.9%, compared to net income of $665,000 for the three months ended June 30, 2019.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $559,000, partially offset by a decrease in non-interest income of $78,000, and increases in non-interest expense of $168,000, the provision for loan losses of $229,000, and the provision for income taxes of $18,000.

Net Interest Income.  Net interest income increased $559,000, or 26.6%, to $2.7 million for the three months ended June 30, 2020 from $2.1 million for the three months ended June 30, 2019.  The increase was driven by a $556,000, or 16.0%, increase in interest income and a $3,000, or 0.2%, decrease in interest expense.

Interest Income.  Interest income increased $556,000, or 16.0%, to $4.0 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. The increase in interest income was primarily due to a $86.7 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $229.8 million for the three months ended June 30, 2019 to an average balance of $316.5 million for the three months ended June 30, 2020, and had the effect of increasing interest income $1.2 million.  This increase in interest income was partially offset by a 65 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 5.57% for the three months ended June 30, 2019 to 4.92% for the three months ended June 30, 2020, and had the effect of decreasing interest income $516,000.  Also partially offsetting this increase was a 215 basis point decrease in the yield on average cash and cash equivalents due from banks, interest bearing, which decreased from 2.24% for the three months ended June 30, 2019 to 0.09% for the three months ended June 30, 2020, and had the effect of reducing interest income $151,000.

Interest Expense.  Interest expense decreased modestly by $3,000, or 0.2%, to $1.4 million for both the three months ended June 30, 2020 and 2019.  The decrease in interest expense was primarily attributable to 22 basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.31% for the three months ended June 30, 2019 to 2.09% for the three months ended June 30, 2020, and had the effect of decreasing interest expense by $107,000.  This decrease was partially offset by a $12.3 million increase in average certificate of deposit accounts which increased from an average balance of $179.3 million for the three months ended June 30, 2019 to an average balance of $191.6 million for the three months ended June 30, 2020, and had the effect of increasing interest expense $71,000.  The decrease in interest expense was also partially offset by an increase in average Federal Reserve Bank borrowings of $24.2 million which had the effect of increasing interest expense by $23,000. The average interest rate spread decreased from 2.82% for the three months ended June 30, 2019 to 2.53% for the three months ended June 30, 2020 while the net interest margin decreased from 3.09% for the three months ended June 30, 2019 to 2.92% for the three months ended June 30, 2020.

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

	Three Months Ended June 30,
	2020				2019
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$27,997		$6	0.09%	$22,682		127	2.24%
Investment in interest-earning time deposits	9,922		61	2.46	10,154		74	2.92
Investment securities available for sale	8,245		54	2.62	8,240		56	2.72
Loans receivable, net (1) (2)	316,506		3,891	4.92	229,786		3,200	5.57
Investment in FHLB stock	1,344		21	6.25	1,088		20	7.35
Total interest-earning assets	364,014		4,033	4.43%	271,950		3,477	5.11%
Non-interest-earning assets	15,743				12,433
Total assets	$379,757				$284,383
Interest-bearing liabilities:
Passbook accounts	$6	$	*	* %	$77	$	*	* %
Savings accounts	1,921		1	0.21	1,754		1	0.23
Money market accounts	33,986		68	0.80	27,714		55	0.79
Certificate of deposit accounts	191,609		1,000	2.09	179,265		1,037	2.31
Total deposits	227,522		1,069	1.88	208,810		1,093	2.09
FHLB short-term borrowings	-		1	0.00	2,868		36	5.02
FHLB long-term borrowings	29,908		153	2.05	21,099		120	2.27
FRB long-term borrowings	24,211		23	0.38	-		-	-
Subordinated debt	7,876		130	6.60	7,843		130	6.63
Total interest-bearing liabilities	289,517		1,376	1.90%	240,620		1,379	2.29%
Non-interest-bearing liabilities	63,933				19,367
Total liabilities	353,450				259,987
Stockholders’ Equity	26,307				24,396
Total liabilities and Stockholders’ Equity	$379,757				$284,383
Net interest-earning assets	$74,496				$31,330
Net interest income; average interest rate spread			$2,657	2.53%			$2,098	2.82%
Net interest margin (3)				2.92%				3.09%
Average interest-earning assets to average interest-bearing liabilities				125.73%				113.02%
________________________
*      Not meaningful.
(1)   Includes loans held for sale.
(2)   Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)   Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased $229,000, or 301.3%, to $305,000 for the three months ended June 30, 2020 from $76,000 for the three months ended June 30, 2019. The increase in the provision for loan losses for the three months ended June 30, 2020 over the three months ended June 30, 2019 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at June 30, 2020.

Non-performing loans amounted to $1.4 million or 0.42% of net loans receivable at June 30, 2020, consisting of eight loans, one loan is on non-accrual status and seven loans are 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $362,000 or 0.15% of net loans receivable at December 31, 2019, consisting of two loans, one loan was on non-accrual status and one loan was 90 days or more past due and accruing interest.  The non-performing loans at June 30, 2020 include three one-to-four family non-owner occupied residential loans, three commercial real estate loans, one one-to-four family owner occupied residential loan, and one equipment loan, and all are generally well-collateralized or adequately reserved for.  The allowance for loan losses as a percent of total loans receivable was 0.77% at June 30, 2020 and 0.90% at December 31, 2019. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses to total loans was 1.04% at June 30, 2020.

Non-Interest Income.  Non-interest income decreased $78,000 or 5.4%, from $1.45 million for the three months ended June 30, 2019 to $1.37 million for the three months ended June 30, 2020. The decrease was attributable to a $111,000, or 179.0%, decrease in other fees and service charges, a $41,000, or 4.7%, decrease in net gain on loans held for sale, and a $3,000, or 9.0%, decrease in real estate sales commissions, net.  The decrease in other fees and service charges was primarily due to the increase in loan documentation expense, which was netted against fee income, and the fact that the Company waived all fees during the entire second quarter for all its customers in response to the COVID-19 pandemic. These decreases were partially offset by a $26,000, or 8.0%, increase in mortgage banking and title abstract fees, an $18,000, or 52.9%, increase in the gain on the sale of SBA loans, an $18,000 increase in gain on sales from other real estate owned, a $14,000, or 13.2%, increase in insurance commissions, and a $1,000, or 5.3% increase in income from bank-owned life insurance.

Non-Interest Expense.  Total non-interest expense increased $168,000, or 6.7%, from $2.5 million for the three months ended June 30, 2019 to $2.7 million for the three June 30, 2020, primarily due to a $44,000, or 25.3%, increase in occupancy and equipment expense, a $42,000, or 35.6%, increase in data processing expense, a $29,000, or 13.4%, increase in other expense, a $21,000, or 22.8%, increase in professional fees, a $15,000, or 125.0%, increase in FDIC deposit insurance assessment, a $13,000, or 0.7%, increase in salaries and employee benefits expense, a $4,000, or 5.6% increase in advertising, and a $4,000, or 100.0%, increase in other real estate owned expense. The increase in occupancy and equipment expense was primarily attributable to the opening of our new retail banking office in Philadelphia, Pennsylvania in February 2020. The increase in data processing expense was due to an increase in transaction deposit accounts. The increase in non-interest expense was partially offset by a $4,000, or 7.1%, decrease in director’s fees and expenses.

Provision for Income Tax.  The provision for income tax increased $18,000, or 6.5%, from $276,000 for the three months ended June 30, 2019 to $294,000 for the three months ended June 30, 2020 due primarily to an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General.  Net income amounted to $1.2 million for the six months ended June 30, 2020, an increase of $85,000, or 7.9%, compared to net income of $1.1 million for the six months ended June 30, 2019.  The increase in net income was primarily the result of an increase in net interest income of $665,000, and an increase in non-interest income of $387,000, partially offset by an increase in non-interest expense of $688,000, an increase in the provision for loan losses of $259,000, and an increase in the provision for income taxes of $20,000.

Net Interest Income.  The $665,000, or 15.7%, increase in net interest income for the six months ended June 30, 2020 over the comparable period in 2019 was driven by an $825,000, or 12.0%, increase in interest income, partially offset by a $160,000, or 6.1%, increase in interest expense.

Interest Income.  Interest income increased $825,000, or 12.0%, to $7.7 million for the six months ended June 30, 2020 from $6.9 million for the six months ended June 30, 2019.  The increase in interest income was primarily due to a $59.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $226.5 million for the six months ended June 30, 2019 to an average balance of $286.1 million for the six months ended June 30, 2020, and had the effect of increasing interest income $1.7 million.  Offsetting this increase was a 45 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 5.60% for the six months ended June 30, 2019 to 5.15% for the six months ended June 30, 2020, which had the effect of decreasing interest income $643,000.  The increase in interest income was partially offset by a $4.0 million decrease in average cash and cash equivalents due from banks, interest bearing, which decreased from an average balance of $23.6 million for the six months ended June 30, 2019 to an average balance of $19.6 million for the six months ended June 30, 2020, and had the effect of decreasing interest income $48,000.  Also partially offsetting this increase was a 171 basis point decrease in the yield on average cash and cash equivalents due from banks, interest bearing, which decreased from 2.38% for the six months ended June 30, 2019 to 0.67% for the six months ended June 30, 2020, which had the effect of decreasing interest income $167,000.

Interest Expense.  Interest expense increased $160,000, or 6.1%, to $2.8 million for the six months ended June 30, 2020 from $2.6 million for the six months ended June 30, 2019.  The increase in interest expense was primarily attributable to a $14.2 million increase in average certificate of deposit accounts which increased from an average balance of $175.9 million for the six months ended June 30, 2019 to an average balance of $190.1 million for the six months ended June 30, 2020, and had the effect of increasing interest expense $160,000.  Partially offsetting this increase was an eight basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.25% for the six months ended June 30, 2019 to 2.17% for the six months ended June 30, 2020, and had the effect of decreasing interest expense by $73,000.  The increase in interest expense was also due to a $6.8 million increase in average FHLB borrowings which increased from an average balance of $24.0 million for the six months ended June 30, 2019 to an average balance of $30.8 million for the six months ended June 30, 2020, and had the effect of increasing interest expense $55,000.  Partially offsetting this increase was a 29 basis point decrease in rate on average FHLB borrowings, which decreased from 2.45% for the six months ended June 30, 2019 to 2.16% for the six months ended June 30, 2020, and had the effect of decreasing interest expense by $17,000.  Also contributing to the increase in interest expense was an increase in average Federal Reserve Bank borrowings of $12.1 million for the six months ended June 30, 2020 which had the effect of increasing interest expense by $23,000. The average interest rate spread decreased from 2.91% for the six months ended June 30, 2019 to 2.68% for the six months ended June 30, 2020 while the net interest margin decreased from 3.16% for the six months ended June 30, 2019 to 3.02% for the six months ended June 30, 2020.

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

	Six Months Ended June 30,
	2020				2019
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$19,600		$66	0.67%	$23,621		$281	2.38%
Investment in interest-earning time deposits	9,990		124	2.48	9,090		123	2.71
Investment securities available for sale	7,892		101	2.56	7,439		98	2.63
Loans receivable, net (1) (2)	286,138		7,363	5.15	226,495		6,337	5.60
Investment in FHLB stock	1,381		50	7.24	1,087		40	7.36
Total interest-earning assets	325,001		7,704	4.74%	267,732		6,879	5.14%
Non-interest-earning assets	14,274				11,913
Total assets	$339,275				$279,645
Interest-bearing liabilities:
Passbook accounts	$6	$	*	* %	$87	$	*	* %
Savings accounts	1,863		2	0.21	1,486		1	0.13
Money market accounts	30,138		121	0.80	27,676		110	0.79
Certificate of deposit accounts	190,081		2,067	2.17	175,875		1,981	2.25
Total deposits	222,088		2,190	1.97	205,124		2,092	2.04
FHLB short-term borrowings	1,978		31	3.13	5,917		94	3.18
FHLB long-term borrowings	28,779		300	2.08	18,066		199	2.20
FRB long-term borrowings	12,106		23	0.38	-		-	-
Subordinated debt	7,872		260	6.61	7,835		259	6.60
Total interest-bearing liabilities	272,823		2,804	2.06%	236,942		2,644	2.23%
Non-interest-bearing liabilities	40,266				18,527
Total liabilities	313,089				255,469
Stockholders’ Equity	26,186				24,176
Total liabilities and Stockholders’ Equity	$339,275				$279,645
Net interest-earning assets	$52,178				$30,790
Net interest income; average interest rate spread			$4,900	2.68%			$4,235	2.91%
Net interest margin (3)				3.02%				3.16%
Average interest-earning assets to average interest-bearing liabilities				119.13%				112.99%
_______________________
(1)   Includes loans held for sale.
(2)   Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)   Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company increased its provision for loan losses by $259,000, or 160.9%, from $161,000 for the six months ended June 30, 2019 to $420,000 for the six months ended June 30, 2020.  The increase in the provision for loan losses was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at June 30, 2020.

Non-Interest Income.  Non-interest income increased $387,000, or 16.9%, for the six months ended June 30, 2020 over the comparable period in 2019. The increase in non-interest income for the six months ended June 30, 2020 was primarily attributable to a $307,000, or 23.6%, increase in net gain on loans held for sale, a $175,000, or 37.2%, increase in mortgage banking and title abstract fees, a $19,000, or 9.6%, increase in insurance commissions, an $18,000 increase in the gain on the sales of other real estate owned, and a $12,000, or 23.5%, increase in real estate sales commission, net.  These increases were partially offset by an $88,000, or 62.9%, decrease in gain on the sales of SBA loans, and a $56,000, or 62.2%, decrease in other fees and service charges.

Non-Interest Expense.  Non-interest expense increased $688,000, or 14.2%, from $4.8 million for the six months ended June 30, 2019 to $5.5 million for the six months ended June 30, 2020 attributable to a $366,000, or 10.8%, increase in salaries and employee benefits expense, an $89,000, or 26.7%, increase in occupancy and equipment expense, a $77,000, or 35.0%, increase in data processing expense, a $76,000, or 20.1%, increase in other expenses, a $53,000, or 30.5%, increase in professional fees, an $11,000, or 100.0% increase in other real estate owned expenses, an $8,000, or 5.6%, increase in advertising, a $7,000, or 17.5% increase in the FDIC deposit insurance assessment, and a $1,000, or 0.9% increase in directors’ fees and expenses. The increase in salaries and benefits expense is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies. The increase in occupancy and equipment expense was primarily attributable to the opening of our new retail banking office in Philadelphia, Pennsylvania in February 2020. The increase in data processing expense was due to an increase in transaction deposit accounts.

Provision for Income Tax.  The provision for income tax increased $20,000, or 4.4%, from $450,000 for the six months ended June 30, 2019 to $470,000 for the six months ended June 30, 2020 due primarily to an increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2019 of $571,000, a $186,000, or 48.3%, increase from the same period in 2019.  This increase in PTSP was due to a $574,000, or 27.0%, increase in net interest income which was partially offset by decreases in non-interest income, an increase in non-interest expense and an increase in the provision for loan losses.  The increase in non-interest expense was due primarily to increases in occupancy and equipment, data processing, professional fees and other expenses.

Our Mortgage Banking Segment reported a PTSP for the three months ended June 30, 2020 of $454,000, a $102,000, or 18.3%, decrease from the same period in 2019.  The decrease in PTSP was primarily due to a decrease in non-interest income which was driven by a decrease in net gain on the sale of loans and processing fees, and an increase in non-interest expense.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2020 of $750,000, a $160,000, or 17.6%, decrease from the same period in 2019.  This decrease in PTSP was primarily due to a $605,000, or 15.2%, increase in non-interest expense. The increase in non-interest expense was primarily driven by increases in salaries and employee benefits expense, occupancy and equipment, data processing, professional fees, and other expenses. This increase in non-interest expense was partially offset by a $275,000, or 6.7%, increase in net interest income.

Our Mortgage Banking Segment reported a PTSP for the six months ended June 30, 2020 of $883,000, a $265,000, or 42.9%, increase from the same period in 2019.  The increase in PTSP was primarily due to a $391,000, or 25.9%, increase in non-interest income which was driven by an increase in net gain on the sale of loans and processing fees.  This increase was partially offset by an $83,000, or 9.8%, increase in non-interest expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2020, the Company’s cash and cash equivalents amounted to $16.6 million.  At such date, the Company also had $3.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2020, Quaint Oak Bank had outstanding commitments to originate loans of $14.0 million, commitments under unused lines of credit of $12.5 million, and $2.1 million under standby letters of credit.

At June 30, 2020, certificates of deposit scheduled to mature in less than one year totaled $116.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2020, we had $29.2 million of borrowings from the FHLB and had $160.6 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of June 30, 2020 Quaint Oak Bank had $825,812 in borrowing capacity with the Federal Reserve Bank (FRB) of Philadelphia.  There were no borrowings under this facility at June 30, 2020.  The Bank also has borrowing capacity with the FRB under the PPPLF program in the amount of outstanding pledged PPP loans.

Total stockholders’ equity increased $1.0 million, or 3.9%, to $26.9 million at June 30, 2020 from $25.9 million at December 31, 2019.  Contributing to the increase was net income for the six months ended June 30, 2020 of $1.2 million, the reissuance of treasury stock for exercised stock options of $101,000, common stock earned by participants in the employee stock ownership plan of $89,000, amortization of stock awards and options under our stock compensation plans of $87,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $49,000.  These increases were partially offset by dividends paid of $357,000, the purchase of treasury stock of $112,000, and other comprehensive income, net of $14,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2020, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.69%, 13.45%, 13.45% and 14.56%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At June 30, 2020, we had unfunded commitments under lines of credit of $12.5 million, $14.0 million of commitments to originate loans, and $2.1 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2020 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 – April 30, 2020	-	$-	-	34,675
May 1, 2020 – May 31, 2020	756	10.33	-	34,675
June 1, 2020 – June 30, 2020	3,402	11.00	-	34,675
Total	4,158	$10.88	-	34,675

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

/s/Robert T. Strong
Date: August 14, 2020	By:	Robert T. Strong President and Chief Executive Officer

/s/John J. Augustine
Date: August 14, 2020	By:	John J. Augustine Executive Vice President and Chief Financial Officer