Form 10-K
period 2020-12-31
QUAINT OAK BANCORP INC
filed 2021-03-30
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2020
or
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $11.00 on June 30, 2020, the last day of the Registrant’s second quarter was $14,458,851 (2,001,614 shares outstanding less 687,173 shares held by affiliates at $11.00 per share).  Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 23, 2021: 1,989,519

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2020 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”  Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of  and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) the impact of the current outbreak of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged.  The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

PART I

Item 1.  Business.

General

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, was organized in 2007 as the holding company for Quaint Oak Bank.  Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007.  Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates through three banking locations: the main office location in Southampton, Pennsylvania and regional banking offices in Allentown, located in the Lehigh Valley area of Pennsylvania, and a Philadelphia, Pennsylvania location. The Bank also has a mortgage office in Philadelphia and an insurance agency office in New Britain Township, Pennsylvania. Quaint Oak Bank, through its subsidiary companies, conducts mortgage banking, real estate sales, title abstract and insurance businesses.  As of January 4, 2021, the Bank holds a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.

As of December 31, 2020, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.   As of December 31, 2020, Quaint Oak Bancorp had $484.1 million of total assets, $354.8 million of deposits and $28.7 million of stockholders’ equity.  Quaint Oak Bancorp’s stockholders’ equity constituted 5.9% of total assets as of December 31, 2020.

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

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of December 31, 2020.  Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. For the year ended December 31, 2020, the Bank funded 854 SBA PPP loans totaling approximately $95.1 million to customers located primarily in our market area. Through March 22, 2021, the Bank has processed 161 PPP loans totaling approximately $11.7 million for forgiveness under the SBA forgiveness program.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act extends the authority to make SBA PPP loans through March 31, 2021.  In addition to modifying certain existing PPP requirements, the Economic Aid Act adds a second temporary program to the SBA’s 7(a) Loan Program which allows certain eligible borrowers to receive a second draw PPP loan.

On January 6, 2021, the U.S. Small Business Administration and the Department of Treasury released interim final rules related to the expansion and extension of the original Paycheck Protection Program (PPP) and the authorization of a second round of PPP loans pursuant to the $900 billion COVID-19 relief package (the Consolidated Appropriations Act, 2021 (the “Act”)) enacted on December 27, 2020.  Through March 22, 2021, the Bank has funded 515 PPP loans totaling approximately $68.9 million under this second round of PPP lending to customers located primarily in our market area.

Paycheck Protection Program Liquidity Facility. The CARES Act also allocated a limited amount of funds to the Federal Reserve Board (FRB) with a broad mandate to provide liquidity to eligible businesses, states or municipalities in light of COVID-19. On April 9, 2020, the U.S. Department of the Treasury announced several new or expanded lending programs to provide relief for businesses and governments. One of these programs was the Paycheck Protection Program Liquidity Facility (PPPLF). Under the PPPLF, all depository institutions that originate PPP loans are eligible to borrow on a non-recourse basis from their regional Federal Reserve Bank using SBA PPP loans as collateral. The principal amount of loans will be equal to the PPP loans pledged as collateral. There are no fees associated with these loans and the interest rate is 35 basis points. The maturity date of PPPLF loans will be the same as the maturity date of the PPP loans pledged as collateral. The PPPLF loan maturity date will be accelerated if the underlying PPP loan goes into default and the lender sells the PPP loan to the SBA under the SBA guarantee. The PPPLF loan maturity date also will be accelerated for any loan forgiveness reimbursement received by the lender from the SBA.

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans.  Through December 31, 2020, the Bank used the FRB program to fund $52.1 million of PPP loans.  Through March 22, 2021, the Bank has paid off approximately $8.5 million of PPP loans pledged as collateral under PPPLF program.   Through March 22, 2021 the Bank has not used the PPPLF program to fund any round two PPP loans.

Loan Modifications/Troubled Debt Restructurings. Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Quaint Oak Bank has made that election. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered TDRs.

Prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through December 31, 2020, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 25.8% of our December 31, 2020 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals.

Details with respect to total loan payment modifications made through December 31, 2020 are as follows:

	Number of Covid-19 Deferments	Balance (in thousands)	Percent of Total Loans at December 31, 2020
One-to-four family residential owner occupied	5	$2,070	27.5%
One-to-four family residential non-owner occupied	50	8,566	22.0
Multi-family residential	12	9,042	37.6
Commercial real estate	97	55,274	41.9
Construction	1	702	14.7
Home equity	4	254	6.7
Commercial business	62	14,685	9.5
Total	231	$90,593	25.8%

Of the 231 loans granted loan payment deferrals through December 31, 2020, 13 loans are still on deferral as of March 15, 2021.

Details with respect to loan payment deferrals still on deferral as of March 15, 2021 are as follows:

	As of March 15, 2021
	Number of Covid-19 Deferments	Balance (in thousands)	Percent of Total Loans at December 31, 2020
One-to-four family residential owner occupied	1	$415	5.5%
Commercial real estate	8	10,287	7.8
Commercial business	4	6,561	4.2
Total	13	$17,263	4.9%

It is too early to determine if current active modified loans will perform in accordance with their modified terms.

Quaint Oak Bank’s Lending Activities

General.  At December 31, 2020, the net loan portfolio of Quaint Oak Bank amounted to $359.1 million, representing approximately 74.2% of its total assets at that date.  The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, and to a lesser extent, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans.  At December 31, 2020, commercial real estate loans amounted to $131.8 million, or 36.1% of its total loan portfolio.  At December 31, 2020, one-to-four family residential loans amounted to $46.4 million or 12.7% of its total loan portfolio of which $38.9 million, or 10.6%, of the total loan portfolio consisted of non-owner occupied properties and $7.5 million, or 2.1%, of the total loan portfolio consisted of owner occupied properties. Commercial business loans totaled $154.4 million, or 42.3%, of the total loan portfolio at December 31, 2020.  Multi-family residential loans totaled $24.0 million, or 6.6%, of the total loan portfolio at December 31, 2020.  Construction loans totaled $4.8 million, or 1.3%, of the total loan portfolio at December 31, 2020.  Home equity loans totaled $3.8 million, or 1.0%, of the total loan portfolio at December 31, 2020.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $5.2 million at December 31, 2020.  At December 31, 2020, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $4.5 million, $4.5 million, $3.8 million, $3.7 million, and $3.4 million.  The loans consisted of three commercial business loans and two commercial real estate loans.  Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2020.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$7,528	2.1%	$6,298	2.5%	$6,603	3.0%	$5,681	2.8%	$5,389	3.0%
Non-owner occupied	38,884	10.6	39,897	16.0	47,361	21.6	51,833	25.4	51,893	29.0
Total one-to-four family residential loans	46,412	12.7	46,195	18.5	53,964	24.6	57,514	28.2	57,282	32.0

Multi-family (five or more) residential	24,043	6.6	22,233	8.9	23,967	10.9	21,715	10.6	14,641	8.2
Commercial real estate	131,820	36.1	119,323	47.8	103,819	47.2	92,234	45.1	77,730	43.4
Construction	4,775	1.3	12,523	5.0	9,998	4.6	15,632	7.6	15,355	8.6
Home equity loans	3,788	1.0	3,726	1.5	4,347	2.0	5,129	2.5	4,775	2.6
Total real estate loans	210,838	57.7	204,000	81.7	196,095	89.3	192,224	94.0	169,783	94.8

Commercial business (2)	154,387	42.3	45,745	18.3	23,616	10.7	11,954	5.9	9,295	5.2
Other consumer	17	--	22	--	19	--	138	0.1	26	--
Total loans	365,242	100.0%	249,767	100.0%	219,730	100.0%	204,316	100.0%	179,104	100.0%
Less:
Deferred loan fees and costs	(3,059)		(844)		(867)		(837)		(692)
Allowance for loan losses	(3,061)		(2,231)		(1,965)		(1,812)		(1,605)
Net loans	$359,122		$246,692		$216,898		$201,667		$176,807
____________________
(1)    Does not include mortgage loans held for sale of $53.2 million, $8.9 million, $4.8 million, $6.0 million, and $4.7 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
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

The following table shows our total loans originated and repaid during the periods indicated.  We did not purchase any loans in 2020 or 2019.

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$203,948	$132,983	$94,448
One-to-four family residential non-owner occupied (2)	11,758	4,787	8,739
Multi-family residential	4,919	--	3,125
Commercial real estate	33,423	31,433	24,464
Construction	3,587	7,445	6,886
Home equity	1,176	1,263	739
Commercial business (3) (4)	121,281	30,948	17,675
Other consumer	23	20	--
Total loan originations	380,115	208,879	156,076
Loans sold	(162,797)	(131,485)	(102,327)
Loan principal repayments	(57,580)	(45,532)	(38,697)
Total loans sold and principal repayments	(220,377)	(175,017)	(141,024)
Decreases due to other items, net (5)	(3,045)	(243)	(1,724)
Net increase in loan portfolio	$156,693	$33,619	$13,328
____________________
(1)   Includes $200.6 million, $131.9 million, and $92.0 million of loans originated for sale in 2020, 2019 and 2018, respectively.
(2)   Includes $6.5 million, $3.4 million, and $5.4 million of loans originated for sale in 2020, 2019 and 2018, respectively.
(3)   Includes $2.8 million of loans originated for sale in 2018.
(4)   Includes $95.1 million of SBA PPP loans originated in 2020.
(5)   Other items consist of loans transferred to other real estate owned, deferred fees and the allowance for loan losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2020, before giving effect to net items, and excluding loans held for sale.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$--	$3,605	$832	$4,285	$2,390	$4	$5,566	$16,682
After one year through three years	--	4,548	6,160	24,550	--	136	105,585	140,979
After three years through five years	70	12,306	5,252	35,423	87	229	33,439	86,806
After five years through ten years	128	5,098	3,543	45,858	516	1,291	9,728	66,162
After ten years through 15 years	774	5,795	4,273	6,859	--	2,124	--	19,825
After 15 years	6,556	7,532	3,983	14,845	1,782	4	86	34,788
Total	$7,528	$38,884	$24,043	$131,820	$4,775	$3,788	$154,404	$365,242

The following table shows the dollar amount of our loans at December 31, 2020 due after December 31, 2021 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$311	$7,217	$7,528
One-to-four family residential non-owner occupied	14,339	20,940	35,279
Multi-family residential	15,386	7,825	23,211
Commercial real estate	74,908	52,627	127,535
Construction	--	2,385	2,385
Home equity	471	3,313	3,784
Commercial business	136,412	12,409	148,821
Other consumer	17	--	17
Total	$241,844	$106,716	$348,560

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

One-to-Four Family Residential Owner Occupied Real Estate Loans.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2020, $7.5 million, or 2.1%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans.  A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties.  As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans. At December 31, 2020, $38.9 million, or 10.6%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale.  Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards.  Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights.   For the year ended December 31, 2020, Quaint Oak Mortgage LLC originated $207.1 million of owner and non-owner occupied residential loans for sale and sold $162.8 million of these loans in the secondary market.  For the year ended December 31, 2019, loans originated for sale through Quaint Oak Mortgage LLC totaled $135.3 million and $131.2 million of these loans were sold in the secondary market.

Multi-Family Residential Loans.  Quaint Oak Bank originates loans for multi-unit (five or more) residential properties.  These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years.  Generally, the loan-to-value ratio does not exceed 75%.  These loans are underwritten with the same criteria and procedures as commercial real estate loans.  At December 31, 2020, $24.0 million, or 6.6%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans.  Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2020, $131.8 million, or 36.1% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area.  At December 31, 2020, approximately 46% of total commercial real estate loans were owner occupied.

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

Construction Loans.   Our construction loans are generally originated for the purpose of building or renovating a single family residential home.  Generally, we do not make construction loans for speculative development.  Funds are advanced incrementally as work is completed.  The borrower is required to make monthly interest payments.  When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property.  Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2020, $4.8 million, or 1.3% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes.  Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans.  At December 31, 2020, $3.8 million, or 1.0% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans.  Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment.  Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business.  At December 31, 2020, $154.4 million, or 42.3% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans. At December 31, 2020, commercial business loans include $93.3 million of SBA PPP loans.  During the year ended December 31, 2020 the Bank did not originate or sell any equipment loans held for sale.

Other Consumer Loans.  Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers.  At December 31, 2020, $17,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.  There were $190,000 and $172,000 of non-accrual loans at December 31, 2020 and 2019, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  There was $286,000 and $1.8 million of other real estate owned at December 31, 2020 and 2019, respectively.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of December 31, 2020.

	December 31, 2020
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	3	$822	1	$171
One-to-four family residential-non-owner occupied	3	189	3	85
Multi-family residential	3	1,947	--	--
Commercial real estate	1	569	1	387
Construction	1	1,783	--	--
Home equity	--	--	--	--
Commercial business and other consumer	3	574	--	--
Total delinquent loans	14	$5,884	5	$643
Delinquent loans to total net loans		1.64%		0.18%
Delinquent loans to total loans		1.61%		0.18%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$171	$172	$182	$--	$--
One-to-four family residential-non-owner occupied	19	--	68	120	541
Multi-family residential	--	--	--	--	--
Commercial real estate	--	--	--	--	660
Construction	--	--	--	2,069	--
Home equity	--	--	--	--	--
Commercial business loans and other consumer	--	--	--	--	--
Total non-accruing loans	190	172	250	2,189	1,201
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	66	--	--	423	9
One-to-four family residential-non-owner occupied	--	--	--	217	237
Multi-family residential	--	--	--	--	--
Commercial real estate	387	190	548	241	117
Construction	--	--	--	--	308
Home equity	--	--	--	--	--
Commercial business loans and other consumer	--	--	380	--	--
Total accruing loans 90 days or more past due	453	190	928	881	671
Total non-performing loans (1)	643	362	1,178	3,070	1,872
Other real estate owned, net	286	1,824	1,650	--	435
Total non-performing assets	929	2,186	2,828	3,070	2,307
Troubled debt restructurings (2)	150	151	398	714	733
Total non-performing assets and troubled debt restructurings	$1,079	$2,337	$3,226	$3,784	$3,040
Total non-performing loans as a percentage of loans, net	0.18%	0.15%	0.54%	1.52%	1.06%
Total non-performing loans as a percentage of total assets	0.13%	0.12%	0.43%	1.28%	0.87%
Total non-performing assets as a percentage of total assets	0.19%	0.72%	1.04%	1.28%	1.07%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.22%	0.77%	1.19%	1.58%	1.41%
__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2020, we had two loans totaling $150,000 that were identified as troubled debt restructurings (“TDR”) and were performing in accordance with their modified terms.  If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses.  At December 31, 2020, Quaint Oak Bank’s allowance for loan losses amounted to $3.1 million.   The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$359,122	$246,692	$216,898	$201,667	$176,807

Average loans outstanding (1)	$307,448	$228,569	$209,501	$187,728	$155,649

Allowance for loan losses, beginning of period	$2,231	$1,965	$1,812	$1,605	$1,313
Provision for loan losses	830	303	415	284	292
Charge-offs:
One-to-four family residential owner occupied	--	--	--	--	--
One-to-four family residential non-owner occupied	--	(37)	(47)	(56)	--
Commercial real estate	--	--	--	(24)	--
Construction	--	--	(215)	--	--
Home Equity	--	--	--	--	--
Total charge-offs	--	(37)	(262)	(80)	--
Recoveries on loans previously charged-off:
Commercial real estate	--	--	--	3	--
Total recoveries	--	--	--	3	--
Allowance for loan losses, end of period	$3,061	$2,231	$1,965	$1,812	$1,605

Allowance for loan losses as a percent of non-performing loans	475.8%	616.3%	166.81%	59.02%	85.74%

Ratio of net charge-offs during the period to average loans outstanding during the period	--%	0.02%	0.13%	0.04%	--%
____________________
(1) Excludes loans held for sale.

The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$88	3.1%	$52	2.5%	$51	3.0%	$48	2.8%	$41	3.0%
One-to-four family residential non- owner occupied	362	12.9	351	16.0	435	21.6	540	25.4	503	29.0
Multi-family residential	229	8.2	145	8.9	156	10.9	152	10.6	103	8.2
Commercial real estate	1,287	45.8	854	47.8	839	47.2	687	45.1	616	43.4
Construction	62	2.2	250	5.0	175	4.6	136	7.6	138	8.6
Home equity	20	0.7	19	1.5	21	2.0	27	2.5	37	2.6
Commercial business and other consumer	763	27.1	500	18.3	247	10.7	140	5.9	87	5.2
Unallocated	250	--	60	--	41	--	82	0.1	80	--
Total	$3,061	100.0%	$2,231	100.0%	$1,965	100.0%	$1,812	100.0%	$1,605	100.0%

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

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon our needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2020, we had $10.7 million of securities classified as available for sale and no securities classified as held to maturity or trading.

The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2020, the Company held $9.5 million in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank.  The FHLB has paid dividends on the capital stock in each quarter of 2019 and 2020.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2020	2019	2018
	(In Thousands)
Interest-earning time deposits with other financial institutions	$9,463	$10,172	$4,927
Mortgage-backed securities:
Government National Mortgage Association	4,913	5,853	4,873
Federal Home Loan Mortgage Corporation	--	--	1,082
Federal National Mortgage Association	189	260	367
Debt securities:
U.S. government agency	--	--	358
Corporate notes	5,623	1,510	--
Investment in FHLB stock	1,665	1,580	1,086
Total	$21,853	$19,375	$12,693

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2020.

	Amounts at December 31, 2020 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$4,006	2.51%	$5,457	2.64%	$--	--%	$--	--%
Mortgage-backed securities:
Government National Mortgage Association	--	--	--	--	--	--	4,887	0.78
Federal National Mortgage Association	--	--	--	--	--	--	183	2.24
Debt securities, Corporate Notes	--	--	--	--	5,506	4.82%	--	--
	$4,006	2.51%	$5,457	2.64%	$5,506	4.82%	$5,070	0.83%

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

Deposits.  Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate.  Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms.  Our deposit accounts consist of certificates of deposit, money market other savings products, including non-interest bearing business and consumer checking accounts.  Quaint Oak Bank generally does not solicited deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit.  At December 31, 2020, approximately 29.4% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$84,894	23.9%	$--	--%	$--	--%
1.00% - 1.99%	37,771	10.6	51,180	22.5	60,568	28.6
2.00% - 2.99%	69,026	19.5	125,566	55.2	102,539	48.4
3.00% - 3.99%	7,736	2.2	7,706	3.4	3,109	1.4
Total certificate accounts	199,427	56.2	184,452	81.1	166,216	78.4
Transaction accounts:
Non-interest bearing checking accounts	54,202	15.3	15,775	6.9	17,542	8.3
Passbook accounts	8	--	5	--	192	0.1
Savings accounts	1,570	0.4	1,722	0.8	1,120	0.5
Money market accounts	99,638	28.1	25,504	11.2	26,841	12.7
Total transaction accounts	155,418	43.8	43,006	18.9	45,695	21.6
Total deposits	$354,845	100.0%	$227,458	100.0%	$211,911	100.0%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$6	$--	--%	$53	$--	--%	$310	$--	--%
Savings accounts	1,826	4	0.20	1,629	3	0.18	1,906	4	0.21
Money market accounts	47,351	392	0.83	27,550	221	0.80	29,982	239	0.80
Certificates of deposit	195,401	3,820	1.95	177,000	4,063	2.30	156,696	3,021	1.93
Total interest-bearing deposits	$244,584	$4,216	1.74%	$206,232	$4,287	2.08%	$188,894	$3,264	1.73%
Non-interest bearing deposits	$37,218	$--	--%	$16,148	$--	--%	$11,645	$--	--%
Total deposits	$281,802	$4,216	1.50%	$222,380	$4,287	1.93%	$200,539	$3,264	1.63%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Increase before interest credited	$123,109	$11,303	$22,455
Interest credited	4,278	4,244	3,235
Total increase in deposits	$127,387	$15,547	$25,690

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2020.

	Balance at December 31, 2020 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2021	2022	2023	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$35,352	$18,979	$20,807	$9,756	$84,894
1.00% - 1.99%	22,394	8,957	2,380	4,040	37,771
2.00% - 2.99%	43,371	9,752	10,728	5,175	69,026
3.00% - 3.99%	53	--	3,220	4,463	7,736
Total certificate accounts	$101,170	$37,688	$37,135	$23,434	$199,427

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2020 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2021	$23,850	2.20%
June 30, 2021	21,737	1.21
September 30, 2021	8,996	1.16
December 31, 2021	12,636	0.81
After December 31, 2021	70,904	1.18
Total certificates of deposit with balances of $100,000 or more	$138,123	1.33%

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

As of December 31, 2020, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $159.7 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $38.2 million and $36.3 million at December 31, 2020 and 2019, respectively.  As of December 31, 2020, Quaint Oak Bank has $613,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia under the discount window program.  There were no borrowings under this facility at December 31, 2020 or 2019.  The Bank also has borrowing capacity with the FRB under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF) program in the amount of the outstanding pledged PPP loans that totaled $93.3 million at December 31, 2020. Quaint Oak Bank’s outstanding advances with the FRB under the PPPLF program were $48.1 million as of December 31, 2020.

The following table shows certain information regarding our short-term borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$3,292	$5,585	$9,745
Maximum amount outstanding at any month-end during the period	20,000	11,000	10,000
Balance outstanding at end of period	10,000	10,000	9,000
Average interest rate during the period	1.12%	2.52%	2.02%
Weighted average interest rate at end of period	0.41%	1.81%	2.62%

Federal Home Loan Bank long-term borrowings and the weighted interest rate consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Interest		Interest
Fixed rate borrowings maturing:	Amount	Rate	Amount	Rate
2020	$--	--%	$2,000	2.00%
2021	5,000	2.20	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	5,100	2.28
2025	2,855	1.25	--	--
Total FHLB long-term debt	$28,193	2.03%	$26,271	2.16%

Federal Reserve Bank long-term borrowings increased to $48.1 million at December 31, 2020 compared to zero at December 31, 2019 as the Company borrowed this amount to fund PPP loans under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF).  Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years. These borrowings are paid off as the PPP loans pledged as collateral are forgiven through the SBA PPP loan forgiveness program.

Total Employees

We had 96 full-time employees and no part-time employees at December 31, 2020. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

As of December 31, 2020, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania.  Our operating strategy is based on strong personal service and operating efficiency.

    Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates through its main office and two regional offices located in the Lehigh Valley and Philadelphia markets. The Bank opened its second regional office in Philadelphia on February 26, 2020.  Bucks County lies north of Philadelphia, bordering Montgomery County on the west and New Jersey to the east.  In recent years, population growth has been above Pennsylvania averages in both Bucks and Montgomery Counties.  We expect population growth and new housing growth will likely remain above the state average in the near term.  Income and wealth demographics are also above both national and Pennsylvania averages.  The Lehigh Valley area is one of the fastest growing regions in Pennsylvania due in part to its reasonable business climate and lower cost of living in comparison to its surrounding areas and states.  The Lehigh Valley is particularly noteworthy for its unusually balanced and multi-faceted economy. Far from depending on a single industry, the top four sub-sectors of the regional GDP are all extremely close to one another, which ultimately means a healthier and more vibrant regional economy.  Philadelphia is the largest city in the Commonwealth of Pennsylvania and the sixth most populous city in the United States. Philadelphia's diverse economic sectors include higher education, manufacturing, oil refining, food processing, health care and biotechnology, telecommunications, tourism and financial services. Our Philadelphia regional office establishes a physical commitment to support the Company’s already significant productivity in the Philadelphia market.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of December 31, 2020, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2020, 77% of its portfolio assets meet the requirements.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation.  See “-Regulation of Quaint Oak Bank - Capital Requirements.” Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015.  Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. In 2018, the Act increased the asset threshold to $3.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2020, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2020, was in compliance with the above restrictions.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions).  In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%.  The reserve ratio reached 1.15% effective as of June 30, 2016 and exceeded 1.35% effective as of September 30, 2018.  Small institutions received credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  The FDIC applied credits of $7,000 to Quaint Oak Bank’s assessments due in 2020.  In 2020, the FDIC announced that all credits have been remitted and the credit program has ended.

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

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The Financing Corporation bonds matured in 2019.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

At December 31, 2020, Quaint Oak Bank’s capital exceeded all applicable capital requirements.  See Note 18 to the notes to our financial statements included in Exhibit 13.0 hereto.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The FASB adopted a new credit loss accounting standard applicable to all banks, savings banks, credit unions, and financial holding companies, regardless of size and is effective for Quaint Oak Bank for our fiscal year beginning on January 1, 2023. The final rule allows for an optional three-year phase in of the day-one adverse effects on a bank’s regulatory capital. This Current Expected Credit Loss (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses.

EGRRCPA required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Quaint Oak Bank has not utilized the community bank leverage ratio.

CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

•
The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. Quaint Oak Bank is applying this guidance to qualifying COVID-19 Modifications.

•
The CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. The loans are provided through participating financial institutions, such as Quaint Oak Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, Quaint Oak Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation. We continue to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under “Risk Factors—Risks Related to our Business-Risks Related to the COVID-19 Pandemic and the Associated Economic Shutdown.”

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

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2020, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements.

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

At December 31, 2020, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2020, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities.  At December 31, 2020, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter.  At December 31, 2020, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2017.

State and Local Taxation

Pennsylvania Taxation.  Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax.  The Corporation Net Income Tax rate for 2020 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table provides certain information as of December 31, 2020 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania, our insurance agency office in Chalfont, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)

501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	11/30/2021(1)	$ 56	$240,784
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,503	99,737
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	2/28/2030(2)	113	14,324
4275 County Line Road (Suite #14) Chalfont, Pennsylvania 18914	Leased	5/31/2027(3)	35	Not applicable
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2023(4)	--	Not applicable
1244 Hamilton Street (Suite 200 & 201) Allentown, Pennsylvania 18102	Leased	9/30/2021(5)	--	Not applicable
_________________
(1)	Such lease has a five year renewal option which would commence on December 1, 2021 and end on November 30, 2026.
(2) (3)	Such lease has two consecutive five year renewal options which would commence on March 1, 2030 and end on February 28, 2040.
Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.

(4)	Such lease has three consecutive five year renewal options which would commence on September 1, 2023 and end on August 31, 2038.
(5)	Such lease was executed on October 1, 2020 and commenced on October 1, 2020. Such lease has a one year renewal option which would commence on October 1, 2021 and end on September 30, 2022.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    (a) Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.” As of March 23, 2021 Quaint Oak Bancorp had 1,989,519 common shares outstanding held of record by 158 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b) Not applicable.

(c) Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock made during the quarter ended December 31, 2020, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 – October 31, 2020	13,130	$12.81	4,500	24,375
November 1, 2020 – November 30, 2020	--	--	--	24,375
December 1, 2020 – December 31, 2020	--	--	--	24,375
Total	13,130	$12.81	4,500	24,375

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

The information required herein is incorporated by reference from pages 2 to 20 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 21 to 69 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020.  Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2020.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2021 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information.  The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2013 and 2018 Stock Incentive Plans.  Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	268,902(1)	$11.22(1)	53,400
Equity compensation plans not approved by security holders	--	--	--
Total	268,902	$11.22	53,400
___________________
(1)	Includes 28,266 shares subject to restricted stock grants which were not vested as of December 31, 2020. The weighted-average exercise price excludes such restricted stock grants.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note	(2)
4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(3)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(4)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(5)
10.3	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(6)
10.4	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(7)
10.5	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(8)
10.6	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(9)
10.7	Form of Subordinated Note Purchase Agreement	(2)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
____________________
*    Denotes management compensation plan or arrangement.
(1)  Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).

(Footnotes continued on following page)

_____________________
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2018 (File No. 000-52694).
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020 (File No. 000-52694).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).
(5)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission File No. 000-52694) filed with the Commission on April 11, 2008.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 18, 2012 (File No. 000-52694).
(7)
Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 8, 2013 (Commission File No. 000-526341) filed with the Commission on April 8, 2013.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2015 (File No. 000-52694).
(9)
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

QUAINT OAK BANCORP, INC.

March 30, 2021	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 30, 2021
Robert T. Strong

/s/John J. Augustine	Executive Vice President and Chief Financial Officer	March 30, 2021
John J. Augustine

/s/Robert J. Phillips	Chairman	March 30, 2021
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 30, 2021
George M. Ager, Jr.

/s/James J. Clarke	Director	March 30, 2021
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 30, 2021
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 30, 2021
Kenneth R. Gant