Form 10-Q
period 2021-03-31
QUAINT OAK BANCORP INC
filed 2021-05-17
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 11, 2021, 1,991,697 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2021	2020
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$1,214	$205
Due from banks, interest-bearing	41,449	33,708
Cash and cash equivalents	42,663	33,913
Investment in interest-earning time deposits	7,964	9,463
Investment securities available for sale	6,390	10,725
Loans held for sale	73,742	53,191
Loans receivable, net of allowance for loan losses (2021 $3,315; 2020 $3,061)	409,881	359,122
Accrued interest receivable	3,577	3,054
Investment in Federal Home Loan Bank stock, at cost	1,265	1,665
Bank-owned life insurance	4,073	4,054
Premises and equipment, net	2,414	2,341
Goodwill	3,107	515
Other intangible, net of accumulated amortization	259	271
Other real estate owned, net	316	286
Prepaid expenses and other assets	5,339	5,475
Total Assets	$560,990	$484,075
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$94,985	$54,202
Interest-bearing	344,732	300,643
Total deposits	439,717	354,845
Federal Home Loan Bank short-term borrowings	-	10,000
Federal Home Loan Bank long-term borrowings	28,193	28,193
Federal Reserve Bank long-term borrowings	43,526	48,134
Subordinated debt	7,907	7,899
Other borrowings	3,057	-
Accrued interest payable	569	362
Advances from borrowers for taxes and insurance	1,780	2,486
Accrued expenses and other liabilities	4,384	3,428
Total Liabilities	529,133	455,347
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized;
2,777,250 issued; 1,989,483 and 1,986,528 outstanding at March 31, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	15,382	15,282
Treasury stock, at cost: 787,767 and 790,722 shares at March 31, 2021 and December 31, 2020, respectively	(5,099)	(5,114)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(33)	(51)
Accumulated other comprehensive income	60	118
Retained earnings	19,316	18,465
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	29,654	28,728
Noncontrolling Interest	2,203	-
Total Stockholders' Equity	$31,857	$28,728
Total Liabilities and Stockholders’ Equity	$560,990	$484,075

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share
	and per share data)
Interest Income
Interest on loans, including fees	$4,743	$3,472
Interest and dividends on time deposits, investment securities, interest-bearing
deposits with others, and Federal Home Loan Bank stock	146	199
Total Interest Income	4,889	3,671
Interest Expense
Interest on deposits	876	1,121
Interest on Federal Home Loan Bank short-term borrowings	6	30
Interest on Federal Home Loan Bank long-term borrowings	139	147
Interest on Federal Reserve Bank long-term borrowings	40	-
Interest on subordinated debt	130	130
Interest on other borrowings	70	-
Total Interest Expense	1,261	1,428
Net Interest Income	3,628	2,243
Provision for Loan Losses	254	115
Net Interest Income after Provision for Loan Losses	3,374	2,128
Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	531	294
Real estate sales commissions, net	31	33
Insurance commissions	107	97
Other fees and services charges	122	83
Loan servicing income	223	-
Income from bank-owned life insurance	19	19
Net gain on loans held for sale	1,215	781
Gain on the sale of SBA loans	201	-
Gain on sales of investment securities available for sale	317	-
Total Non-Interest Income	2,766	1,307
Non-Interest Expense
Salaries and employee benefits	3,400	1,978
Directors’ fees and expenses	68	61
Occupancy and equipment	377	205
Data processing	205	137
Professional fees	163	114
FDIC deposit insurance assessment	51	21
Other real estate owned expenses	9	14
Advertising	105	75
Amortization of other intangible	12	12
Other	329	210
Total Non-Interest Expense	4,719	2,827
Income before Income Taxes	1,421	608
Income Taxes	424	176
Net Income	$997	$432
Net Loss Attributable to Noncontrolling Interest	$(33)	$-
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,030	$432

Earnings per share – basic	$0.52	$0.22
Average shares outstanding - basic	1,980,007	1,964,132
Earnings per share - diluted	$0.50	$0.21
Average shares outstanding - diluted	2,066,411	2,031,494

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	March 31,
	2021	2020
	(In Thousands)

Net Income	$997	$432

Other Comprehensive Loss:
Unrealized gains (losses) on investment securities available for sale	244	(29)
Income tax effect	(52)	5
Reclassification adjustment for gain on sale of investment securities included in net income	(317)	-
Income tax effect	67	-
Net other comprehensive loss	(58)	(24)

Total Comprehensive Income	$939	$408

Comprehensive Loss Attributable to Noncontrolling Interest	$(33)	$-

Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$972	$408

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2021

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other			Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Interest	Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated by ESOP (3,607 shares)			41		18				59

Treasury stock purchase	(276)			(5)					(5)

Reissuance of treasury stock under 401(k) Plan	1,231		12	8					20

Reissuance of treasury stock for exercised stock options	2,000		4	12					16

Stock based compensation expense			43						43

Noncontrolling interest initial contribution								2,236	2,236

Cash dividends declared ($0.11 per share)							(179)		(179)

Net income							1,030	(33)	997

Other comprehensive loss, net						(58)			(58)

BALANCE – MARCH 31, 2021	1,989,483	$28	$15,382	$(5,099)	$(33)	$60	$19,316	$2,203	$31,857

For the Three Months Ended March 31, 2020
					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other		Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Equity

BALANCE –DECEMBER 31, 2019	1,984,857	$28	$14,990	$(4,950)	$(118)	$20	$15,937	$25,907

Common stock allocated by ESOP (3,607 shares)			35		17			52

Treasury stock purchase	(5,372)			(67)				(67)

Reissuance of treasury stock under 401(k) Plan	851		7	5				12

Reissuance of treasury stock for exercised stock options	6,500		13	39				52

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(178)	(178)

Net income							432	432

Other comprehensive loss, net						(24)		(24)

BALANCE – MARCH 31, 2020	1,986,836	$28	$15,088	$(4,973)	$(101)	$(4)	$16,191	$26,229

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
	(In Thousands)
Cash Flows from Operating Activities
Net income	$997	$432
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	254	115
Depreciation of premises and equipment	111	53
Amortization of operating right-of-use assets	38	28
Amortization of subordinated debt issuance costs	8	8
Amortization of other intangible	12	12
Net amortization of securities premiums	5	3
Accretion of deferred loan fees and costs, net	(793)	(116)
Stock-based compensation expense	102	95
Gain on the sale of investment securities available for sale	(317)	-
Net gain on loans held for sale	(1,215)	(781)
Loans held for sale-originations	(84,893)	(34,672)
Loans held for sale-proceeds	76,471	33,458
Gain on the sale of SBA loans	(201)	-
Increase in the cash surrender value of bank-owned life insurance	(19)	(19)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(523)	(179)
Prepaid expenses and other assets	808	77
Accrued interest payable	133	(1)
Accrued expenses and other liabilities	285	(1)
Net Cash Used in Operating Activities	(8,737)	(1,488)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	-	(499)
Redemption of interest-earning time deposits	1,499	749
Principal repayments on investment securities available for sale	250	259
Proceeds from the sale of investment securities available for sale	4,323	-
Net increase in loans receivable	(51,645)	(4,395)
Redemption of Federal Home Loan Bank stock	400	240
Acquisition, net of cash acquired	1,259	-
Capitalized expenditures on other real estate owned	(30)	(107)
Purchase of premises and equipment	(147)	(136)
Net Cash Used in Investing Activities	(44,091)	(3,889)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	95,064	4,501
Net (decrease) increase in certificate accounts	(10,192)	8,395
Decrease in advances from borrowers for taxes and insurance	(706)	(872)
Repayment of Federal Home Loan Bank short-term borrowings	(10,000)	(10,000)
Proceeds from Federal Home Loan Bank long-term borrowings	-	3,922
Repayment of Federal Reserve Bank long-term borrowings	(4,608)	-
Repayment of other borrowings	(7,832)	-
Dividends paid	(179)	(178)
Purchase of treasury stock	(5)	(67)
Proceeds from the reissuance of treasury stock	20	12
Proceeds from the exercise of stock options	16	52
Net Cash Provided by Financing Activities	61,578	5,765
Net Increase in Cash and Cash Equivalents	8,750	388
Cash and Cash Equivalents – Beginning of Year	33,913	14,555
Cash and Cash Equivalents – End of Year	$42,663	$14,943

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$1,054	$1,430
Cash payments for income taxes	$85	$60
Initial recognition of operating lease right-of use assets	$670	$632
Initial recognition of operating lease obligations	$670	$632

Acquisition of controlling interest in Oakmont Capital Holdings, LLC
Non-cash assets acquired:
Loans held for sale	$10,914	$-
Premises and equipment	37	-
Goodwill	2,592	-
Other assets	24	-
Total non-cash assets acquired	13,567	-
Liabilities assumed:
Other borrowings	12,515	-
Accrued interest payable	74	-
Total liabilities assumed	12,589	-
Net non-cash assets acquired	$978	$-
Cash and cash equivalents acquired	$4,259	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Critical Accounting Policies
Basis of Financial Presentation.  The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries.  At March 31, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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
The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2020 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2020 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Critical Accounting Policies. The Company's critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for the following:

Intangible Assets.   Intangible assets on the consolidated balance sheets represent the acquisition by Quaint Oak Insurance Agency of the renewal rights to the book of business on August 1, 2016 at a total cost of $1.0 million. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed an other intangible asset.  The renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business.  Also included in intangible assets is $2.6 million recognized as part of the acquisition of Oakmont Capital Holdings, LLC.

The Company will complete a goodwill and other intangible asset analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Critical Accounting Policies (Continued)

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

Note 1 – Financial Statement Presentation and Critical Accounting Policies (Continued)

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Critical Accounting Policies (Continued)

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Reclassifications.   Certain items in the 2020 consolidated financial statements have been reclassified to conform to the presentation in the 2021 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2021 and 2020, all unvested restricted stock program awards and outstanding stock options under the 2008 Stock Option Plan and the 2013 Stock Incentive Plan representing shares were dilutive.  For the three months ended March 31, 2021 and 2020, all outstanding stock options awarded in 2013 under the 2013 Stock Incentive Plan representing shares were dilutive. For the three months ended March 31, 2021 and 2020, all outstanding stock options awarded in 2018 under the 2013 and 2018 Stock Incentive Plans representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2021	2020
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,030,000	$432,000

Weighted average shares outstanding – basic	1,980,007	1,964,132
Effect of dilutive common stock equivalents	86,403	67,362
Adjusted weighted average shares outstanding – diluted	2,066,411	2,031,494

Basic earnings per share	$0.52	$0.22
Diluted earnings per share	$0.50	$0.21

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2021	2020
Balance at the beginning of the period	$118	$20
Other comprehensive income (loss) before classifications	192	(24)
Amount reclassified from accumulated other comprehensive income (loss)	(250)	-
Total other comprehensive loss	(58)	(24)
Balance at the end of the period	$60	$(4)
_________________
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

Details About Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Consolidated Statements of Income
	For the Three Months Ended March 31,
	2021	2020
Sale of securities available for sale	$317	$-	Gain on sales of investment securities available for sale
Tax effect	(67)	-	Income taxes
Total reclassification for the period	$250	$-
____________________
(1)	Amounts in parentheses indicate debits.

Note 4 – Investment in Interest-Earning Time Deposits
The investment in interest-earning time deposits as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown below (in thousands):

	March 31, 2021	December 31, 2020
Due in one year or less	$4,060	$4,006
Due after one year through five years	3,904	5,457
Total	$7,964	$9,463

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,644	$27	$(1)	$4,670
Federal National Mortgage Association securities	170	7	-	177
Total mortgage-backed securities	4,814	34	(1)	4,847
Debt securities:
Corporate notes	1,500	43	-	1,543
Total available-for-sale-securities	$6,314	$77	$(1)	$6,390

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,887	$27	$(1)	$4,913
Federal National Mortgage Association securities	183	6	-	189
Total mortgage-backed securities	5,070	33	(1)	5,102
Debt securities:
Corporate notes	5,506	117	-	5,623
Total available-for-sale-securities	$10,576	$150	$(1)	$10,725

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$1,500	$1,543
Due after ten years	4,814	4,847
Total	$6,314	$6,390

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2021  and December 31, 2020 (in thousands):

	March 31, 2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	1	$657	$(1)	$-	$-	$657	$(1)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)
December 31, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government National Mortgage Association securities	1	$681	$(1)	$-	$-	$681	$(1)
At March 31, 2021, there was one security in an unrealized loss position that at such date had an aggregate depreciation of 0.17% from the Company’s amortized cost basis. Management believes that the estimated fair value of the security disclosed above is primarily dependent on the movement of market interest rates.  Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe the individual unrealized loss as of March 31, 2021 represents an other-than-temporary impairment. There were no impairment charges recognized during the three months ended March 31, 2021 or 2020.

 Note 6 - Loans Receivable, Net and Allowance for Loan Losses
The composition of net loans receivable is as follows:
	March 31, 2021	December 31, 2020
Real estate loans:
One-to-four family residential:
Owner occupied	$10,351	$7,528
Non-owner occupied	41,543	38,884
Total one-to-four family residential	51,894	46,412
Multi-family (five or more) residential	24,376	24,043
Commercial real estate	132,561	131,820
Construction	5,969	4,775
Home equity	4,127	3,788
Total real estate loans	218,927	210,838

Commercial business	198,967	154,387
Other consumer	16	17
Total Loans	417,910	365,242

Deferred loan fees and costs	(4,714)	(3,059)
Allowance for loan losses	(3,315)	(3,061)
Net Loans	$409,881	$359,122

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)
The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,765	$415	$171	$-	$10,351
One-to-four family residential non-owner occupied	41,239	-	304	-	41,543
Multi-family residential	24,376	-	-	-	24,376
Commercial real estate	130,002	2,369	190	-	132,561
Construction	5,969	-	-	-	5,969
Home equity	4,127	-	-	-	4,127
Commercial business	198,929	-	38	-	198,967
Other consumer	16	-	-	-	16
Total	$414,423	$2,784	$703	$-	$417,910

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,942	$415	$171	$-	$7,528
One-to-four family residential non-owner occupied	38,567	-	317	-	38,884
Multi-family residential	24,043	-	-	-	24,043
Commercial real estate	129,236	2,292	292	-	131,820
Construction	4,775	-	-	-	4,775
Home equity	3,788	-	-	-	3,788
Commercial business	154,387	-	-	-	154,387
Other consumer	17	-	-	-	17
Total	$361,755	$2,707	$780	$-	$365,242

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2021 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$171	$178	$-	$171	$3
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	38	38	-	38	-
Other consumer	-	-	-	-	-
				-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$171	$178	$-	$171	$3
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	38	38	-	38	-
Other consumer	-	-	-	-	-
Total	$349	$356	$-	$349	$6

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2020 as well as the average recorded investment and related interest income for the year then ended (in thousands):

December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$171	$178	$-	$171	$1
One-to-four family residential non-owner occupied	19	19	-	19	3
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	1
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$171	$178	$-	$171	$1
One-to-four family residential non-owner occupied	19	19	-	19	3
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	1
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$321	$328	$-	$321	$5

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At March 31, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of March 31, 2021. During the period ended March 31, 2021, no new loans were identified as TDRs. At December 31, 2020, the Company had two loans totaling $150,000 that were identified as troubled debt restructurings. Both of these loans were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

March 31, 2021
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	9	9	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$140	$9	$131	$-

December 31, 2020
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	19	19	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$150	$19	$131	$-

The contractual aging of the TDRs in the table above as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

March 31, 2021
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	9	9
Multi-family residential	-	-	-	-	-
Commercial real estate	131	-	-	-	131
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$131	$-	$-	$9	$140

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

December 31, 2020
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	19	19
Multi-family residential	-	-	-	-	-
Commercial real estate	131	-	-	-	131
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$131	$-	$-	$19	$150

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2021 and recorded investment in loans receivable as of March 31, 2021 (in thousands):

	March 31, 2021
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	19	14	3	92	(5)	7	124	-	254
Ending balance	$107	$376	$232	$1,379	$57	$27	$887	$250	$3,315

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$107	$376	$232	$1,379	$57	$27	$887	$250	$3,315

Loans receivable:
Ending balance:	$10,351	$41,543	$24,376	$132,561	$5,969	$4,127	$198,983		$417,910

Ending balance evaluated
for impairment:
Individually	$171	$9	$-	$131	$-	$-	$38		$349
Collectively	$10,180	$41,534	$24,376	$132,430	$5,969	$4,127	$198,945		$417,561

The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2021, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2021, due primarily to changes in qualitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

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
for impairment
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

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2020 (in thousands):

	December 31, 2020
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$52	$351	$145	$-	$250	$19	$500	$60	$2,231
Charge-offs	-	-	-	-	854	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	36	11	84	433	(188)	1	263	190	830
Ending balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061

Loans receivable:
Ending balance	$7,528	$38,884	$24,043	$131,820	$4,775	$3,788	$154,404		$365,242
Ending balance evaluated for impairment:
Individually	$171	$19	$-	$131	$-	$-	$-		$321
Collectively	$7,357	$38,865	$24,043	$131,689	$4,775	$3,788	$154,404		$364,921

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the year ended December 31, 2020, due primarily to changes in volume and qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the year ended December 31, 2020, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the multi-family loan portfolio class for the year ended December 31, 2020, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated decreased allowance for loan loss provisions to the construction loan portfolio class for the year ended December 31, 2020, due primarily to changes in quantitative and qualitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic. In this regard, the Bank increased the unallocated component of the allowance for the year ended December 31, 2020 to cover uncertainties that could affect management’s estimate of probable losses primarily associated with the COVID-19 pandemic.

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
One-to-four family residential owner occupied	$171	$171
One-to-four family residential non-owner occupied	9	19
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	38	-
Other consumer	-	-
Total	$218	$190

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $218,000 and $643,000 at March 31, 2021 and December 31, 2020, respectively.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2021 and 2020 there was no interest income recognized on non-accrual loans on a cash basis.  Interest income foregone on non-accrual loans was approximately $3,000 for the three months ended March 31, 2021 and March 31, 2020.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$403	$-	$403	$9,948	$10,351	$-
One-to-four family residential non-owner occupied	161	-	161	41,382	41,543	-
Multi-family residential	1,723	-	1,723	22,653	24,376	-
Commercial real estate	3,557	-	3,557	129,004	132,561	-
Construction	-	-	-	5,969	5,969	-
Home equity	-	-	-	4,127	4,127	-
Commercial business	-	-	-	198,967	198,967	-
Other consumer	-	-	-	16	16	-
Total	$5,844	$-	$5,844	$412,066	$417,910	$-

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$822	$171	$993	$6,535	$7,528	$-
One-to-four family residential non-owner occupied	189	66	255	38,629	38,884	66
Multi-family residential	1,947	-	1,947	22,096	24,043	-
Commercial real estate	569	387	956	130,864	131,820	387
Construction	1,783	-	1,783	2,992	4,775	-
Home equity	-	-	-	3,788	3,788	-
Commercial business	574	-	574	153,813	154,387	-
Other consumer	-	-	-	17	17	-
Total	$5,884	$624	$6,508	$358,734	$365,242	$453

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.  The balance of other intangible asset at March 31, 2021 was $259,000 net of accumulated amortization of $226,000. Amortization expense for the three months ended March 31, 2021 and 2020 amounted to approximately $12,000.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net (Continued)

On January 4, 2021 Quaint Oak Bank acquired a 51% controlling interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company.  Based on an independent valuation of the assets and liabilities acquired it was determined that $2.6 million in goodwill be recognized as part of the transaction.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2021	December 31, 2020
Non-interest bearing checking accounts	$94,985	$54,202
Passbook accounts	10	8
Savings accounts	1,529	1,570
Money market accounts	153,958	99,638
Certificates of deposit	189,235	199,427
Total deposits	$439,717	$354,845

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$-	-%	$10,000	0.41%

Fixed rate borrowings maturing:
2021	5,000	2.20	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$28,193	2.03%	$28,193	2.03%

Federal Reserve Bank long-term borrowings decreased $4.6 million, or 9.6%, to $43.5 million at March 31, 2021 from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF).  The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Other borrowings of $3.1 million represents outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $11.0 million.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan.  Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007.  The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years pursuant to the terms of the original note.  The loan is secured by the unallocated shares of common stock held by the ESOP.  As of March 31, 2021 there were two quarterly payments remaining on the 2007 loan.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants. As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations.  During the three months ended March 31, 2021, the Company recognized $59,000 of ESOP expense.  During the three months ended March 31, 2020, the Company recognized $52,000 of ESOP expense.

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

As of March 31, 2021 a total of 28,266 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,200 share awards under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of March 31, 2021 and 2020 and changes during the three months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021		March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	28,266	$13.30	38,887	$13.30
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	28,266	$13.30	38,887	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2021 and 2020, the Company recognized approximately $32,000 of compensation expense.  A tax benefit of approximately $7,000 was recognized during both the three months ended March 31, 2021 and 2020. As of March 31, 2021, approximately $275,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.1 years.

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

As of March 31, 2021, a total of 238,636 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 3,200 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of March 31, 2021 and 2020 and changes during the three months ended March 31, 2021 and 2020 is as follows:

	2021			2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	240,636	$10.98	5.2	256,336	$10.87	6.0
Granted	-	-	-	-	-	-
Exercised	(2,000)	8.10	-	(6,500)	8.10	-
Forfeited	-		-	-	-	-
Outstanding at end of period	238,636	$11.00	5.0	249,836	$10.94	5.9
Exercisable at end of period	159,054	$9.86	5.5	140,527	$9.11	4.4

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

During both the three months ended March 31, 2021 and 2020, approximately $11,000 in compensation expense on stock options was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods. As of March 31, 2021, approximately $105,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.1 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2020 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk.  Loans are considered a Level 3 classification.
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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2021 (in thousands):
	March 31, 2021
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Government National Mortgage Association mortgage-backed securities	$4,670	$-	$4,670	$-
Federal National Mortgage Association mortgage-backed securities	177	-	177	-
Corporate notes	1,543	-	1,543	-
Total investment securities available for sale	$6,390	$-	$6,390	$-
Total recurring fair value measurements	$6,390	$-	$6,390	$-

Nonrecurring fair value measurements
Impaired loans	$349	$-	$-	$349
Other Real Estate Owned	316	-	-	316
Total nonrecurring fair value measurements	$665	$-	$-	$665

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):
	December 31, 2020
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$4,913	$-	$4,913	$-
Federal National Mortgage Association mortgage-backed securities	189	-	189	-
Corporate notes	5,623	-	5,623	-
Total investment securities available for sale	$10,725	$-	$10,725	$-
Total recurring fair value measurements	$10,725	$-	$10,725	$-

Nonrecurring fair value measurements
Impaired loans	$321	$-	$-	$321
Other Real Estate Owned	286	-	-	286
Total nonrecurring fair value measurements	$607	$-	$-	$607

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$349	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

Other real estate owned	$316	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)

	December 31, 2020
	Quantitative Information About Level 3 Fair Value Measurement
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$321	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

Other real estate owned	$286	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-12% (12%)
________________
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2021 and December 31, 2020 (in thousands):

			Fair Value Measurements at
			March 31, 2021
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$7,964	$8,226	$-	$-	$8,226
Loans held for sale	73,742	75,484	-	75,484	-
Loans receivable, net	409,881	414,554	-	-	414,554

Financial Liabilities
Deposits	439,717	442,293	250,482	-	191,811
FHLB long-term borrowings	28,193	28,272	-	-	28,272
FRB long-term borrowings	43,526	43,518	-	-	43,518
Subordinated debt	7,907	8,314	-	-	8,314

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

			Fair Value Measurements at
			December 31, 2020
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$9,463	$9,842	$-	$-	$9,842
Loans held for sale	53,191	62,396	-	62,396	-
Loans receivable, net	356,122	363,527	-	-	363,527

Financial Liabilities
Deposits	354,845	358,112	155,417	-	202,695
FHLB long-term borrowings	28,193	28,284	-	-	28,284
FRB long-term borrowings	48,134	48,126	-	-	48,126
Subordinated debt	7,899	8,283	-	-	8,283

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2021			2020
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income	$3,742	$(114)	$3,628	$2,290	$(47)	$2,243
Provision for Loan Losses	254	-	254	115	-	115
Net Interest Income after Provision for Loan Losses	3,488	(114)	3,374	2,175	(47)	2,128

Non-Interest Income
Mortgage banking and title abstract fees	436	95	531	144	150	294
Real estate sales commissions, net	31	-	31	33	-	33
Insurance commissions	107	-	107	97	-	97
Other fees and services charges	122	-	122	83	-	83
Loan servicing income	223	-	223	-	-	-
Income from bank-owned life insurance	19	-	19	19	-	19
Net gain on loans held for sale	624	591	1,215	-	781	781
Gain on sale of investment securities available for sale	317	-	317	-	-	-
Gain on the sale of SBA loans	201	-	201	-	-	-
Total Non-Interest Income	2,080	686	2,766	376	931	1,307

Non-Interest Expense
Salaries and employee benefits	2,928	472	3,400	1,667	311	1,978
Directors’ fees and expenses	68	-	68	61	-	61
Occupancy and equipment	298	79	377	135	70	205
Data processing	130	75	205	108	29	137
Professional fees	146	17	163	97	17	114
FDIC deposit insurance assessment	51	-	51	21	-	21
Other real estate owned expenses	9	-	9	14	-	14
Advertising	91	14	105	61	14	75
Amortization of other intangible	12	-	12	12	-	12
Other	309	20	329	196	14	210
Total Non-Interest Expense	4,042	677	4,719	2,372	455	2,827

Pretax Segment (Loss) Profit	$1,526	$(105)	$1,421	$179	$429	$608

Segment Assets	$530,047	$30,943	$560,990	$291,392	$18,054	$309,446

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Capital Holdings, LLC.

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

At March 31, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company.  The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania, and began operation in July 2009.  In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. For the year ended December 31, 2020, the Bank funded 854 SBA PPP loans totaling approximately $95.1 million to customers located primarily in our market area. As of March 31, 2021, 186 of these PPP loans totaling $15.2 million were forgiven under the SBA forgiveness program. Through May 7, 2021, 355 of these PPP loans totaling $31.6 million have been forgiven under the SBA forgiveness program.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act opens a new PPP loan period for first loans and implements a second loan draw for certain PPP borrowers, each through May 31, 2021. Under this second round of PPP the Company has funded 599 PPP loans totaling $73.0 million as of March 31, 2021 and 881 PPP loans totaling $82.9 million through May 7, 2021.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans.  Through December 31, 2020, the Bank used the FRB program to fund $52.1 million of PPP loans.  Through March 31, 2021, the Bank paid off approximately $8.5 million of PPP loans pledged as collateral under PPPLF program.  Through March 31, 2021 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through March 31, 2021, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 21.7% of our March 31, 2021 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals.

Details with respect to total loan payment modifications made through March 31, 2021 are as follows:

	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at March 31, 2021
One-to-four family residential owner occupied	5	$2,070	20.0%
One-to-four family residential non-owner occupied	50	8,566	20.6
Multi-family residential	12	9,042	37.1
Commercial real estate	97	55,274	41.7
Construction	1	702	11.8
Home equity	4	254	6.2
Commercial business	62	14,685	7.4
Total	231	$90,593	21.7%

Of the 231 loans granted loan payment deferrals through March 31, 2021, 10 loans are still on deferral as of April 30, 2021.

Details with respect to loan payment deferrals still on deferral as of March 31, 2021 are as follows:

	As of March 31, 2021
	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at March 31, 2021
One-to-four family residential owner occupied	1	$415	4.0%
Commercial real estate	5	8,199	6.2
Commercial business	4	6,561	3.3
Total	10	$15,175	3.6%

It is too early to determine if current active modified loans will perform in accordance with their modified terms.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

    Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for Intangible Assets which is described in Note 1 of the notes to our financial statements.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

General.   The Company’s total assets at March 31, 2021 were $561.0 million, an increase of $76.9 million, or 15.9%, from $484.1 million at December 31, 2020.  This growth in total assets was primarily due to a $50.8 million, or 14.1%, increase in loans receivable, net and a $20.6 million, or 38.6%, increase in loans held for sale.  The largest increases within the loan portfolio occurred in commercial business loans which increased $44.6 million, or 28.9%, one-to-four family owner occupied loans which increased $2.8 million, or 37.5%, and one-to-four family non-owner occupied loans which increased $2.7 million, or 6.8%. The increase in commercial business loans was due primarily to the $73.0 million of SBA PPP loans generated during the period ended March 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased $8.8 million, or 25.8%, from $33.9 million at December 31, 2020 to $42.7 million at March 31, 2021, with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $1.5 million, or 15.8%, from $9.5 million at December 31, 2020 to $8.0 million at March 31, 2021 as six interest-earning time deposits matured and were not renewed during the three months ended March 31, 2021.

Investment Securities Available for Sale.  Investment securities available for sale decreased $4.3 million, or 40.4%, from $10.7 million at December 31, 2020 to $6.4 million at March 31, 2021, as the Company sold three corporate notes totaling $4.0 million and realized $317,000 of gains on the transactions.

Loans Held for Sale.  Loans held for sale increased $20.6 million, or 38.6%, from $53.2 million at December 31, 2020 to $73.7 million at March 31, 2021 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $44.5 million of one-to-four family residential loans during the three months ended March 31, 2021 and sold $75.3 million of loans in the secondary market during this same period. Additionally, the Bank reclassified $17.4 million of equipment loans from loans receivable, net, to loans held for sale, received $9.8 million of loans held for sale from the formation of Oakmont Capital Holdings LLC, and originated $30.1 million in equipment loans held for sale during the three months ended March 31, 2021. During the three months ended March 31, 2021 the Company sold $6.0 million of equipment loans.

Loans Receivable, Net.  Loans receivable, net, increased $50.8 million, or 14.1%, to $409.9 million at March 31, 2021 from $359.1 million December 31, 2020.  This increase was funded primarily from deposits. Increases within the portfolio occurred in commercial business loans which increased $44.6 million, or 28.9%, one-to-four family residential owner occupied loans which increased $2.8 million, or 37.5%, non-owner occupied loans which increased $2.7 million, or 6.8%, construction loan which increased $1.2 million, or 25.0%, commercial real estate loans which increased $741,000, or 0.6%, home equity loans which increased $339,000, or 9.0%, and multi-family residential loans which increased $333,000, or 1.4%.  These increases were partially offset by decreases of $1,000, or 5.9%, in other consumer loans.  The increase in commercial business loans was due primarily to the $73.0 million of the SBA PPP loans generated during the period ended March 31, 2021. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned.  Other real estate owned (OREO) amounted to $316,000 at March 31, 2021 consisting of one property that is collateral for a non-performing construction loan. During the quarter ended March 31, 2021, the Company made $30,000 of capital improvements to the property.  Non-performing assets amounted to $534,000, or 0.10% of total assets at March 31, 2021 compared to $929,000, or 0.19% of total assets at December 31, 2020.

Deposits.  Total deposits increased $84.9 million, or 23.9%, to $439.7 million at March 31, 2021 from $354.8 million at December 31, 2020. This increase in deposits was primarily attributable to increases of $54.3 million, or 54.5%, in money market accounts, and $40.8 million, or 75.2%, in non-interest bearing checking accounts. The increase in deposits was partially offset by a $10.2 million, or 5.1%, decrease in certificates of deposit. The increase in non-interest bearing checking accounts was primarily due to the checking accounts opened by PPP loan customers.

Borrowings.  Total Federal Home Loan Bank (FHLB) borrowings decreased $10.0 million, or 26.2%, to $28.2 million at March 31, 2021 from $38.2 million at December 31, 2020. There were no short-term FHLB advances at March 31, 2020. During the three months ended March 31, 2021, the Company used excess liquidity to pay off $10.0 million in short-term borrowings. Federal Reserve Bank (FRB) long-term borrowings decreased $4.6 million, or 9.6%, to $43.5 million from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF).  The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Other borrowings increased to $3.1 million at March 31, 2021 from none at December 31, 2020, representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $956,000, or 27.9%, to $4.4 million at March 31, 2021 from $3.4 million at December 31, 2020, due primarily to an increase in tax and other expense accruals.

Stockholders’ Equity.  Total stockholders’ equity increased $3.1 million, or 10.9%, to $31.9 million at March 31, 2021 from $28.7 million at December 31, 2020.  Contributing to the increase was an initial contribution from noncontrolling interest of $2.2 million, net income for the three months ended March 31, 2021 of $1.0 million, common stock earned by participants in the employee stock ownership plan of $59,000, amortization of stock awards and options under our stock compensation plans of $43,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $20,000, and the reissuance of treasury stock for exercised stock options of $16,000. These increases were partially offset by dividends paid of $179,000, other comprehensive loss, net of $58,000, net loss attributable to noncontrolling interest of $33,000, and the purchase of treasury stock of $5,000.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General.  Net income amounted to $1.0 million for the three months ended March 31, 2021, an increase of $598,000, or 138.4%, compared to net income of $432,000 for the three months ended March 31, 2020.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $1.4 million and an increase in non-interest income of $1.5 million, partially offset by an increase in non-interest expense of $1.9 million, an increase in the provision for income taxes of $248,000, and an increase in the provision for loan losses of $139,000.

Net Interest Income.  Net interest income increased $1.4 million, or 61.8%, to $3.6 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020.  The increase was driven by a $1.2 million, or 33.2%, increase in interest income and a $167,000, or 11.7%, decrease in interest expense.

Interest Income.  The $1.4 million or 61.8% increase in net interest income for the three months ended March 31, 2021 over the comparable period in 2020 was driven by a $1.2 million, or 33.2%, increase in interest income.  The increase in interest income was primarily due to a $197.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $255.8 million for the three months ended March 31, 2020 to an average balance of $460.0 million for the three months ended March 31, 2021, and had the effect of increasing interest income $2.7 million. This increase in interest income was partially offset by a 122 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 5.43% for the three months ended March 31, 2020 to 4.12% for the three months ended March 31, 2021, and had the effect of decreasing interest income $1.4 million. The decline in loan yield is primarily the result of lower yielding PPP loans funded since the second quarter of 2020 through the first quarter of 2021 and the impact of the Federal Reserve’s 150 basis point rate cuts in March 2020.

Interest Expense.  The $167,000, or 11.7%, decrease in interest expense was primarily attributable to a 96 basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.26% for the three months ended March 31, 2020 to 1.30% for the three months ended March 31, 2021, and had the effect of decreasing interest expense by $473,000.  Interest expense on deposits continues to be actively managed to lower our cost of funds. Partially offsetting this decrease was a $7.4 million increase in average certificate of deposit accounts which increased from an average balance of $188.6 million for the three months ended March 31, 2020 to an average balance of $196.0 million for the three months ended March 31, 2021, and had the effect of increasing interest expense $42,000.  The decrease in interest expense was also partially offset by an increase in average money market accounts which increased from an average balance of $26.3 million for the three months ended March 31, 2020 to an average balance of $129.1 million for the three months ended March 31, 2021, and had the effect of increasing interest expense by $206,000. The decrease in interest expense was also partially offset by an increase in average other borrowings of $7.0 million which had the effect of increasing interest expense by $70,000. The average interest rate spread decreased from 2.79% for the three months ended March 31, 2020 to 2.55% for the three months ended March 31, 2021 while the net interest margin decreased from 3.07% for the three months ended March 31, 2020 to 2.78% for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2021				2020
	Average Balance	Interest		Average Yield/ Rate	Average Balance	Interest		Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$42,675		$11	0.10%	$17,522		$60	1.37%
Investment in interest-earning time deposits	8,588		59	2.75	10,057		63	2.51
Investment securities available for sale	9,152		53	2.32	7,540		47	2.49
Loans receivable, net (1) (2)	460,010		4,743	4.12	255,770		3,472	5.43
Investment in FHLB stock	1,523		23	6.04	1,419		29	8.17
Total interest-earning assets	521,948		4,889	3.75%	292,308		3,671	5.02%
Non-interest-earning assets	15,210				12,804
Total assets	$537,158				$305,112
Interest-bearing liabilities:
Passbook accounts	$9	$	*	* %	$5	$	*	* %
Savings accounts	1,511		1	0.26	1,805		1	0.22
Money market accounts	129,111		239	0.74	26,290		53	0.81
Certificate of deposit accounts	195,959		636	1.30	188,553		1,067	2.26
Total deposits	326,590		876	1.07	216,653		1,121	2.07
FHLB short-term borrowings	3,000		6	0.80	3,956		30	3.03
FHLB long-term borrowings	28,193		139	1.97	27,651		147	2.13
FRB long-term borrowings	46,390		40	0.34	-		-	-
Subordinated debt	7,902		130	6.58	7,868		130	6.60
Other borrowings	6,973		70	4.02	-		-	-
Total interest-bearing liabilities	419,048		1,261	1.20%	256,128		1,428	2.23%
Non-interest-bearing liabilities	92,958				22,920
Total liabilities	512,006				279,048
Stockholders’ Equity	25,152				26,064
Total liabilities and Stockholders’ Equity	$537,158				$305,112
Net interest-earning assets	$102,900				$36,180
Net interest income; average interest rate spread			$3,628	2.55%			$2,243	2.79%
Net interest margin (3)				2.78%				3.07%
Average interest-earning assets to average interest-bearing liabilities				124.56%				114.13%
________________________
*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses.  The Company’s provision for loan losses increased $139,000, or 120.9%, to $254,000 for the three months ended March 31, 2021 from $115,000 for the three months ended March 30, 2020. The increase in the provision for loan losses for the three months ended March 31, 2021 over the three months ended March 31, 2020 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at March 31, 2021.

Non-performing loans amounted to $218,000 or 0.05% of net loans receivable at March 31, 2021, consisting of three loans, all of which are on non-accrual status. Comparably, non-performing loans amounted to $643,000 or 0.18% of net loans receivable at December 31, 2020, consisting of five loans, two loans of which were on non-accrual status and three loans were 90 days or more past due and accruing interest.  The non-performing loans at March 31, 2021 include one one-to-four family owner occupied residential loan, one 1-4 family non-owner occupied residential loan, and one equipment loan and all are generally well-collateralized or adequately reserved for.  The allowance for loan losses as a percent of total loans receivable, net was 0.78% at March 31, 2021 and 0.85% at December 31, 2020. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses to total loans was 1.22% at March 31, 2021.

Non-Interest Income.  Non-interest income increased $1.5 million, or 111.6%, from $1.3 million for the three months ended March 31, 2020 to $2.8 million for the three months ended March 31, 2021. The increase was primarily attributable to a $434,000, or 55.6%, increase in net gain on loans held for sale, a $317,000 gain on sale of investment securities available for sale, a $237,000, or 80.6%, increase in mortgage banking, equipment lending, and title abstract fees, a $223,000 increase in loan servicing income, a $201,000 increase in gain on sales from SBA loans, a $39,000, or 47.0%, increase in other fees and service charges, and a $10,000, or 10.3%, increase in insurance commissions. The increase in other fees and service charges was primarily due to the increase in loan prepayment fees. These increases were partially offset by a $2,000, or 6.1%, decrease in real estate sales commissions, net.

Non-Interest Expense.  Total non-interest expense increased $1.9 million, or 67.0%, from $2.8 million for the three months ended March 31, 2020 to $4.7 million for the three months ended March 31, 2021, primarily due to a $1.4 million, or 71.9%, increase in salaries and employee benefits expense, a $172,000, or 83.9%, increase in occupancy and equipment expense, a $119,000, or 56.7%, increase in other expense, a $68,000, or 49.6%, increase in data processing expense, a $49,000, or 43.0%, increase in professional fees, a $30,000, or 142.9%, increase in FDIC deposit insurance assessment, a $30,000, or 40.0%, increase in advertising expense, and a $7,000, or 11.5%, increase in directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont Capital Holdings, LLC. The increase in non-interest expense was partially offset by a $5,000, or 35.7%, decrease in other real estate owned expense.

Provision for Income Tax.  The provision for income tax increased $248,000, or 140.9%, from $176,000 for the three months ended March 31, 2020 to $424,000 for the three months ended March 31, 2021 due primarily to the increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2021 of $1.5 million, a $1.3 million, or 752.5%, increase from the same period in 2020.  This increase in PTSP was primarily due to a $1.5 million, or 63.4%, increase in net interest income and a $1.7 million, or 153.2%, increase in non-interest income. This increase was partially offset by a $1.7 million, or 70.4%, increase in non-interest expense and a $139,000, or 120.9% increase in the provision for loan losses.  The increase in non-interest income was primarily due to a $624,000 gain on the sale of equipment loans, a $317,000 gain on the sale of investment securities available for sale, and $223,000 in loan servicing income.  The increase in non-interest expense was primarily due to a $1.3 million, or 75.6%, increase in salaries and employee benefits expense, a $163,000, or 120.7% increase in occupancy and equipment expense, and a $113,000, or 57.7% increase in other expenses.

Our Mortgage Banking Segment reported a pre-tax segment loss ("PTSL") for the three months ended March 31, 2021 of $105,000, a $534,000, or 124.5%, decrease from the same period in 2020.  The decrease in PTSP was primarily due to a $245,000, or 26.3% decrease in non-interest income, a $222,000, or 48.8%, increase in non-interest expense, and a $67,000, or 142.6% decrease in net-interest income. The decrease in non-interest income was primarily due to a $190,000, or 24.3% decrease net gain on loans held for sale.  The increase in non-interest expense was primarily due to a $161,000, 51.8%, increase in salaries and employee benefits.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2021, the Company's cash and cash equivalents amounted to $42.7 million.  At such date, the Company also had $4.1 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2021, Quaint Oak Bank had outstanding commitments to originate loans of $35.4 million, commitments under unused lines of credit of $22.4 million, and $5.1 million under standby letters of credit.

At March 31, 2021, certificates of deposit scheduled to mature in one year or less totaled $83.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of March 31, 2021, we had $28.2 million of borrowings from the FHLB and had $174.4 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of March 31, 2021 Quaint Oak Bank had $605,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at March 31, 2021.  The Bank also has borrowing capacity with the FRB under the PPPLF program in the amount of outstanding pledged PPP loans. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $11.0 million.  As of March 31, 2021, there were $3.1 million of outstanding balances on these two lines of credit.

Total stockholders’ equity increased $3.1 million, or 10.9%, to $31.9 million at March 31, 2021 from $28.7 million at December 31, 2020.  Contributing to the increase was an initial contribution from noncontrolling interest of $2.2 million, net income for the three months ended March 31, 2021 of $1.0 million, common stock earned by participants in the employee stock ownership plan of $59,000, amortization of stock awards and options under our stock compensation plans of $43,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $20,000, and the reissuance of treasury stock for exercised stock options of $16,000. These increases were partially offset by dividends paid of $179,000, other comprehensive loss, net of $58,000, net loss attributable to noncontrolling interest of $33,000, and the purchase of treasury stock of $5,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2021, Quaint Oak Bank exceeded each of its capital requirements with ratios of 7.32%, 11.85%, 11.85% and 12.97%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2021, we had unfunded commitments under lines of credit of $22.4 million, $35.4 million of commitments to originate loans, and $5.1 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2021 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 – January 31, 2021	-	$-	-	24,375
February 1, 2021 – February 28, 2021	-	-	-	24,375
March 1, 2021 – March 31, 2021	276	16.36	-	24,375
Total	276	$16.36	-	24,375

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

Date: May 17, 2021	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

/s/John J. Augustine
Date: May 17, 2021	By:	John J. Augustine
Executive Vice President and Chief Financial Officer