Form 10-Q
period 2021-06-30
QUAINT OAK BANCORP INC
filed 2021-08-13
CIK 1391933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2021, 2,004,274 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2021	2020
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$454	$205
Due from banks, interest-bearing	18,485	33,708
Cash and cash equivalents	18,939	33,913
Investment in interest-earning time deposits	7,979	9,463
Investment securities available for sale	4,581	10,725
Loans held for sale	99,383	53,191
Loans receivable, net of allowance for loan losses (2021 $3,746; 2020 $3,061)	376,339	359,122
Accrued interest receivable	3,358	3,054
Investment in Federal Home Loan Bank stock, at cost	1,578	1,665
Bank-owned life insurance	4,094	4,054
Premises and equipment, net	2,412	2,341
Goodwill	3,107	515
Other intangible, net of accumulated amortization	247	271
Other real estate owned, net	342	286
Prepaid expenses and other assets	4,617	5,475
Total Assets	$526,976	$484,075
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$74,010	$54,202
Interest-bearing	351,519	300,643
Total deposits	425,529	354,845
Federal Home Loan Bank short-term borrowings	10,000	10,000
Federal Home Loan Bank long-term borrowings	24,193	28,193
Federal Reserve Bank long-term borrowings	17,867	48,134
Subordinated debt	7,916	7,899
Other short-term borrowings	1,209	-
Accrued interest payable	392	362
Advances from borrowers for taxes and insurance	2,435	2,486
Accrued expenses and other liabilities	4,234	3,428
Total Liabilities	493,775	455,347
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,004,015 and 1,986,528 outstanding at June 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	15,457	15,282
Treasury stock, at cost: 773,235 and 790,722 shares at June 30, 2021 and December 31, 2020, respectively	(5,022)	(5,114)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	(17)	(51)
Accumulated other comprehensive income	34	118
Retained earnings	20,606	18,465
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	31,086	28,728
Noncontrolling Interest	2,115	-
Total Stockholders' Equity	$33,201	$28,728
Total Liabilities and Stockholders’ Equity	$526,976	$484,075

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$5,735	$3,891	$10,478	$7,363
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	108	142	254	341
Total Interest Income	5,843	4,033	10,732	7,704

Interest Expense
Interest on deposits	792	1,069	1,668	2,190
Interest on Federal Home Loan Bank short-term borrowings	-	1	6	31
Interest on Federal Home Loan Bank long-term borrowings	129	153	268	300
Interest on Federal Reserve Bank long-term borrowings	29	23	69	23
Interest on subordinated debt	130	130	260	260
Interest on other short-term borrowings	26	-	96	-
Total Interest Expense	1,106	1,376	2,367	2,804
Net Interest Income	4,737	2,657	8,365	4,900
Provision for Loan Losses	448	305	702	420
Net Interest Income after Provision for Loan Losses	4,289	2,352	7,663	4,480

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	522	351	1,053	645
Real estate sales commissions, net	33	30	64	63
Insurance commissions	133	120	240	217
Other fees and services charges	51	(49)	173	34
Loan servicing income	328	-	551	-
Income from bank-owned life insurance	21	20	40	39
Net gain on loans held for sale	1,335	826	2,550	1,607
Net gain on sales of other real estate owned	-	18	-	18
Gain on the sale of SBA loans	66	52	267	52
Gain on the sale of investment securities available for sale	45	-	362	-
Total Non-Interest Income	2,534	1,368	5,300	2,675

Non-Interest Expense
Salaries and employee benefits	3,439	1,784	6,839	3,763
Directors' fees and expenses	60	52	128	114
Occupancy and equipment	387	218	764	423
Data processing	202	160	407	297
Professional fees	218	113	381	227
FDIC deposit insurance assessment	73	27	124	47
Other real estate owned expenses	3	8	12	22
Advertising	122	75	227	150
Amortization of other intangible	12	12	24	24
Other	319	246	648	455
Total Non-Interest Expense	4,835	2,695	9,554	5,522
Income before Income Taxes	$1,988	$1,025	$3,409	$1,633
Income Taxes	567	294	991	470
Net Income	$1,421	$731	$2,418	$1,163
Net Loss Attributable to Noncontrolling Interest	$(88)	$-	$(121)	$-
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,509	$731	$2,539	$1,163

Earnings per share - basic	$0.76	$0.37	$1.28	$0.59
Average shares outstanding - basic	1,991,617	1,978,421	1,985,844	1,971,276
Earnings per share - diluted	$0.72	$0.36	$1.22	$0.58
Average shares outstanding - diluted	2,091,490	2,003,159	2,078,980	2,011,843

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net Income	$1,421	$731	$2,418	$1,163

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	13	13	257	(16)
Income tax effect	(3)	-	(55)	-
Reclassification adjustment for gain on sale of investment securities included in net income	(45)	-	(362)	-
Income tax effect	9	(3)	76	2
Other comprehensive income (loss)	(26)	10	(84)	(14)

Total Comprehensive Income	$1,395	$741	$2,334	$1,149
Comprehensive Loss Attributable to Noncontrolling Interest	$(88)	$-	$(121)	$-
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$1,483	$741	$2,455	$1,149

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2021

					Unallocated
	Common Stock				Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share data)
BALANCE – MARCH 31, 2021	1,989,483	$28	$15,382	$(5,099)	$(33)	$60	$19,316	$2,203	$31,857

Common stock allocated by ESOP (3,607 shares)			47		16				63

Treasury stock purchase	(1,122)			(20)					(20)

Reissuance of treasury stock under 401(k) Plan	733		9	4					13

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	5,500		36	35					71

Stock based compensation expense			41						41

Net loss attributable to noncontrolling interest								(88)	(88)

Cash dividends declared ($0.11 per share)							(219)		(219)

Net income attributable to Quaint Oak Bancorp, Inc.							1,509		1,509

Other comprehensive loss, net						(26)			(26)

BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

For the Three Months Ended June 30, 2020

					Unallocated
	Common Stock				Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – MARCH 31, 2020	1,986,836	$28	$15,088	$(4,973)	$(101)	$(4)	$16,191	$26,229

Common stock allocated by ESOP (3,607 shares)			22		17			39

Treasury stock purchase	(4,158)			(45)				(45)

Reissuance of treasury stock under 401(k) Plan	3,515		15	21				36

Reissuance of treasury stock under stock incentive plan	9,421		(57)	57				-

Reissuance of treasury stock for exercised stock options	6,000		12	37				49

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(179)	(179)

Net income							731	731

Other comprehensive income, net						10		10

BALANCE – JUNE 30, 2020	2,001,614	$28	$15,123	$(4,903)	$(84)	$6	$16,743	$26,913

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2021

					Unallocated
	Common Stock				Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share data)
BALANCE – DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated by ESOP (7,214 shares)			88		34				122

Treasury stock purchase	(1,398)			(25)					(25)

Reissuance of treasury stock under 401(k) Plan	1,964		21	12					33

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	7,500		40	47					87

Stock based compensation expense			84						84

Noncontrolling interest initial contribution								2,236	2,236

Net loss attributable to noncontrolling interest								(121)	(121)

Cash dividends declared ($0.20 per share)							(398)		(398)

Net income attributable to Quaint Oak Bancorp, Inc.							2,539		2,539

Other comprehensive loss, net						(84)			(84)

BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

For the Six Months Ended June 30, 2020

					Unallocated
	Common Stock				Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2019	1,984,857	$28	$14,990	$(4,950)	$(118)	$20	$15,937	$25,907

Common stock allocated by ESOP (7,214 shares)			55		34			89

Treasury stock purchase	(9,530)			(112)				(112)

Reissuance of treasury stock under 401(k) Plan	4,366		23	26				49

Reissuance of treasury stock under stock incentive plan	9,421		(57)	57				-

Reissuance of treasury stock for exercised stock options	12,500		25	76				101

Stock based compensation expense			87					87

Cash dividends declared ($0.18 per share)							(357)	(357)

Net income							1,163	1,163

Other comprehensive loss, net						(14)		(14)

BALANCE – JUNE 30, 2020	2,001,614	$28	$15,123	$(4,903)	$(84)	$6	$16,743	$26,913

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,418	$1,163
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	702	420
Depreciation of premises and equipment	148	112
Amortization of operating right-of-use assets	80	28
Amortization of subordinated debt issuance costs	17	17
Amortization of other intangible	24	24
Net amortization of securities premiums	6	5
Accretion of deferred loan fees and costs, net	(2,196)	(450)
Stock-based compensation expense	206	176
Gain on the sale of investment securities available for sale	(362)	-
Net realized gain on the sale of foreclosed real estate	-	(18)
Net gain on loans held for sale	(2,550)	(1,607)
Loans held for sale-originations	(157,831)	(79,297)
Loans held for sale-proceeds	125,103	76,846
Gain on the sale of SBA loans	(267)	(52)
Increase in the cash surrender value of bank-owned life insurance	(40)	(39)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(304)	(1,125)
Prepaid expenses and other assets	1,493	(588)
Accrued interest payable	(44)	(23)
Accrued expenses and other liabilities	136	772
Net Cash Used in Operating Activities	(33,261)	(3,636)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(294)	(499)
Redemption of interest-earning time deposits	1,778	749
Purchase of investment securities available for sale	-	(3,507)
Principal repayments on investment securities available for sale	532	511
Proceeds from the sale of investment securities available for sale	5,862	-
Net increase in loans receivable	(17,082)	(95,215)
Purchase of Federal Home Loan Bank stock	(473)	(8)
Redemption of Federal Home Loan Bank stock	560	243
Proceeds from the sale of foreclosed real estate	-	1,042
Acquisition, net of cash acquired	1,259	-
Capitalized expenditures on other real estate owned	(56)	(121)
Purchase of premises and equipment	(182)	(200)
Net Cash Used in Investing Activities	(8,096)	(97,005)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	104,399	52,194
Net (decrease) increase in certificate accounts	(33,715)	9,432
Decrease in advances from borrowers for taxes and insurance	(51)	(402)
Repayments of Federal Home Loan Bank short-term borrowings	(10,000)	(10,000)
Proceeds from Federal Home Loan Bank short-term borrowings	10,000	3,922
Repayments of Federal Home Loan Bank long-term borrowings	(4,000)	(1,000)
Proceeds from Federal Reserve Bank long-term borrowings	-	52,144
Repayments of Federal Reserve Bank long-term borrowings	(30,267)	(3,263)
Repayments of other short-term borrowings	(9,680)	-
Dividends paid	(398)	(357)
Purchase of treasury stock	(25)	(112)
Proceeds from the reissuance of treasury stock	33	49
Proceeds from the exercise of stock options	87	101
Net Cash Provided by Financing Activities	26,383	102,708
Net (Decrease) Increase in Cash and Cash Equivalents	(14,974)	2,067
Cash and Cash Equivalents – Beginning of Year	33,913	14,555
Cash and Cash Equivalents – End of Year	$18,939	$16,622

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$2,337	$2,827
Cash payments for income taxes	$1,620	$200
Initial recognition of operating lease right-of use assets	$670	$632
Initial recognition of operating lease obligations	$670	$632

Acquisition of controlling interest in Oakmont Capital Holdings, LLC
Non-cash assets acquired:
Loans held for sale	$10,914
Premises and equipment	37
Goodwill	2,592
Other assets	24
Total non-cash assets acquired	13,567
Liabilities assumed:
Other short-term borrowings	12,515
Accrued interest payable	74
Total liabilities assumed	12,589
Net non-cash assets acquired	$978
Cash and cash equivalents acquired	$4,259

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries. At June 30, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2020 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2020 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for the following:

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2021 and 2020, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,509,000	$731,000	$2,539,000	$1,163,000

Weighted average shares outstanding – basic	1,991,617	1,978,421	1,985,844	1,971,276
Effect of dilutive common stock equivalents	99,874	24,738	93,136	40,567
Adjusted weighted average shares outstanding – diluted	2,091,490	2,003,159	2,078,980	2,011,843

Basic earnings per share	$0.76	$0.37	$1.28	$0.59
Diluted earnings per share	$0.72	$0.36	$1.22	$0.58

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance at the beginning of the period	$60	$(4)	$118	$20
Other comprehensive income (loss) before classifications	10	10	202	(14)
Amount reclassified from accumulated other comprehensive income (loss)	(36)	-	(286)	-
Total other comprehensive income (loss)	(26)	10	(84)	(14)
Balance at the end of the period	$34	$6	$34	$6

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months and the six months ended June 30, 2021 and 2020 (in thousands):

Details About Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)				Affected Line Item in the Statement of Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized losses on investment securities available for sale	$45	$-	$362	$-	Loss on sales of investment securities
	(9)	-	(76)	-	Income taxes
	$36	$-	$286	$-

(1)	Amounts in parentheses indicate debits to net income.

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown below (in thousands):

	June 30, 2021	December 31, 2020
Due in one year or less	$3,780	$4,006
Due after one year through five years	4,199	5,457
Total	$7,979	$9,463

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,369	$37	$(1)	$4,405
Federal National Mortgage Association securities	169	7	-	176
Total mortgage-backed securities	4,538	44	(1)	4,581

Total available-for-sale-securities	$4,538	$44	$(1)	$4,581

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,887	$27	$(1)	$4,913
Federal National Mortgage Association securities	183	6	-	189
Total mortgage-backed securities	5,070	33	(1)	5,102
Debt securities:
Corporate notes	5,506	117	-	5,623
Total available-for-sale-securities	$10,576	$150	$(1)	$10,725

The amortized cost and fair value of mortgage-backed securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$-	$-
Due after ten years	$4,538	$4,581
Total	$4,538	$4,581

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	1	$624	$(1)	$-	$-	$624	$(1)

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

At June 30, 2021, there was one security in an unrealized loss position that at such date had an aggregate depreciation of 0.16% from the Company’s amortized cost basis. Management believes that the estimated fair value of the security disclosed above is primarily dependent on the movement of market interest rates. Management evaluated the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer. The Company has the ability and intent to hold the security until the anticipated recovery of fair value occurs. Management does not believe the individual unrealized loss as of June 30, 2021 represents an other-than-temporary impairment. There were no impairment charges recognized during the three or six months ended June 30, 2021 or 2020.

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans:
One-to-four family residential:
Owner occupied	$9,526	$7,528
Non-owner occupied	40,924	38,884
Total one-to-four family residential	50,450	46,412
Multi-family (five or more) residential	23,030	24,043
Commercial real estate	136,883	131,820
Construction	13,548	4,775
Home equity	4,275	3,788
Total real estate loans	228,186	210,838

Commercial business	156,812	154,387
Other consumer	15	17
Total Loans	385,013	365,242

Deferred loan fees and costs	(4,928)	(3,059)
Allowance for loan losses	(3,746)	(3,061)
Net Loans	$376,339	$359,122

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,111	$415	$-	$-	$9,526
One-to-four family residential non-owner occupied	40,621	-	303	-	40,924
Multi-family residential	23,030	-	-	-	23,030
Commercial real estate	134,518	2,365	-	-	136,883
Construction	13,548	-	-	-	13,548
Home equity	4,275	-	-	-	4,275
Commercial business	153,015	3,797	-	-	156,812
Other consumer	15	-	-	-	15
Total	$378,133	$6,577	$303	$-	$385,013

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,942	$415	$171	$-	$7,528
One-to-four family residential non-owner occupied	38,567	-	317	-	38,884
Multi-family residential	24,043	-	-	-	24,043
Commercial real estate	129,236	2,292	292	-	131,820
Construction	4,775	-	-	-	4,775
Home equity	3,788	-	-	-	3,788
Commercial business	154,387	-	-	-	154,387
Other consumer	17	-	-	-	17
Total	$361,755	$2,707	$780	$-	$365,242

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2021 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$122	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	33	-
Other consumer	-	-	-	-	-
				-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$122	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	33	-
Other consumer	-	-	-	-	-
Total	$140	$140	$-	$295	$6

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At June 30, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of June 30, 2021. During the period ended June 30, 2021, no new loans were identified as TDRs. At December 31, 2020, the Company had two loans totaling $150,000 that were identified as troubled debt restructurings. Both of these loans were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

June 30, 2021
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

The contractual aging of the TDRs in the table above as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

June 30, 2021
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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2021 and recorded investment in loans receivable as of June 30, 2021 (in thousands):

	June 30, 2021
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2021 Allowance for loan losses:
Beginning balance	$107	$376	$232	$1,379	$57	$27	$887	$250	$3,315
Charge-offs	-	-	-	-	-	-	(17)	-	(17)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(35)	(20)	10	238	106	(1)	100	50	448
Ending balance	$72	$356	$242	$1,617	$163	$26	$970	$300	$3,746

For the Six Months Ended June 30, 2021 Allowance for loan losses:
Beginning balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs	-	-	-	-	-	-	(17)	-	(17)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(16)	(6)	13	330	101	6	224	50	702
Ending balance	$72	$356	$242	$1,617	$163	$26	$970	$300	$3,746
Ending balance evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$72	$356	$242	$1,617	$163	$26	$970	$300	$3,746

Loans receivable:
Ending balance:	$9,526	$40,924	$23,030	$136,883	$13,548	$4,275	$156,827		$385,013

Ending balance evaluated for impairment:
Individually	$-	$9	$-	$131	$-	$-	$-		$140
Collectively	$9,526	$40,915	$23,030	$136,752	$13,548	$4,275	$156,827		$384,873

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and six months ended June 30, 2021, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three and six months ended June 30, 2021, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2021, due primarily to changes in quantitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2020 (in thousands):

	December 31, 2020
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$52	$351	$145	$854	$250	$19	$500	$60	$2,231
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	36	11	84	433	(188)	1	263	190	830
Ending balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Ending balance evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$88	$362	$229	$1,287	$62	$20	763	$250	$3,061
Loans receivable:
Ending balance	$7,528	$38,884	$24,043	$131,820	$4,775	$3,788	$154,404		$365,242
Ending balance evaluated for impairment:
Individually	$171	$19	$-	$131	$-	$-	$-		$321
Collectively	$7,357	$38,865	$24,043	$131,689	$4,775	$3,788	$154,404		$364,921

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

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
One-to-four family residential owner occupied	$-	$171
One-to-four family residential non-owner occupied	9	19
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$9	$190

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $9,000 and $643,000 at June 30, 2021 and December 31, 2020, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and six months ended June 30, 2021 and 2020 there was no interest income recognized on non-accrual loans on a cash basis. Interest income foregone on non-accrual loans was approximately $1,000 for both the three and six months ended June 30, 2021. Interest income foregone on non-accrual loans was approximately $3,000 and $5,000 for the three and six months ended June 30, 2020, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$400	$-	$400	$9,126	$9,526	$-
One-to-four family residential non-owner occupied	260	9	269	40,655	40,924	-
Multi-family residential	1,723	-	1,723	21,307	23,030	-
Commercial real estate	369	-	369	136,514	136,883	-
Construction	399	-	399	13,149	13,548	-
Home equity	-	-	-	4,275	4,275	-
Commercial business	-	-	-	156,812	156,812	-
Other consumer	-	-	-	15	15	-
Total	$3,151	$9	$3,160	$381,853	$385,013	$-

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$822	$171	$993	$6,535	$7,528	$-
One-to-four family residential non-owner occupied	189	66	255	38,629	38,884	66
Multi-family residential	1,947	-	1,947	22,096	24,043	-
Commercial real estate	569	387	956	130,864	131,820	387
Construction	1,783	-	1,783	2,992	4,775	-
Home equity	-	-	-	3,788	3,788	-
Commercial business	574	-	574	153,813	154,387	-
Other consumer	-	-	-	17	17	-
Total	$5,884	$624	$6,508	$358,734	$365,242	$453

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at June 30, 2021 was $247,000, which is net of accumulated amortization of $238,000. Amortization expense for the three and six months ended June 30, 2021 and 2020 amounted to approximately $12,000 and $24,000, respectively.

On January 4, 2021 Quaint Oak Bank acquired a 51% controlling interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company. Based on an independent valuation of the assets and liabilities acquired it was determined that $2.6 million in goodwill be recognized as part of the transaction.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2021	December 31, 2020
Non-interest bearing checking accounts	$74,010	$54,202
Passbook accounts	12	8
Savings accounts	1,767	1,570
Money market accounts	184,028	99,638
Certificates of deposit	165,712	199,427
Total deposits	$425,529	$354,845

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$10,000	0.33%	$10,000	0.41%

Fixed rate borrowings maturing:
2021	1,000	2.21	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$24,193	2.01%	$28,193	2.03%

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings decreased $30.3 million, or 62.9%, to $17.9 million at June 30, 2021 from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Other short-term borrowings of $1.2 million represents outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $11.0 million at June 30, 2021.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007. The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years pursuant to the terms of the original note. The loan is secured by the unallocated shares of common stock held by the ESOP. As of June 30, 2021, there was one quarterly payment remaining on the 2007 loan.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants. As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations. During the three and six months ended June 30, 2021, the Company recognized $63,000 and $122,000 of ESOP expense, respectively. During the three and six months ended June 30, 2020, the Company recognized $37,000 and $89,000 of ESOP expense, respectively.

Stock Incentive Plans - Share Awards

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

As of June 30, 2021 a total of 18,845 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,200 share awards under the 2013 Stock Incentive Plan. The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans –Share Awards (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of June 30, 2021 and 2020 and changes during the six months ended June 30, 2021 and 2020 is as follows:

	June 30, 2021		June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	28,266	$13.30	38,887	$13.30
Granted	-	-	-	-
Vested	(9,421)	13.30	(9,421)	13.30
Forfeited	-	-	(1,200)	13.30
Unvested at the end of the period	18,845	$13.30	28,266	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended June 30, 2021 and 2020, the Company recognized approximately $30,000 and $32,000 of compensation expense, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $62,000 and $65,000 of compensation expense, respectively. A tax benefit of approximately $13,000 and $14,000 was recognized during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, approximately $245,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

Stock Option and Stock Incentive Plans – Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”). The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant. The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remain valid and existing for the remainder of their 10 year terms. As described above under “Stock Incentive Plans – Share Awards”, the 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 146,250 may be stock options assuming all the restricted shares are awarded. The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 116,250 may be stock options assuming all the restricted shares are awarded.

All incentive stock options issued under the Option Plan and the 2013 and 2018 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

As of June 30, 2021, a total of 233,136 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 3,200 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of June 30, 2021 and 2020 and changes during the six months ended June 30, 2021 and 2020 is as follows:

	2021			2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	240,636	$10.98	5.2	256,336	$10.87	6.0
Granted	-	-	-	-	-	-
Exercised	(7,500)	11.57	-	(12,500)	8.10	-
Forfeited	-		-	(3,200)	8.10	-
Outstanding at end of period	233,136	$10.96	4.7	240,636	$10.94	5.7
Exercisable at end of period	180,081	$10.28	5.6	161,054	$9.84	5.0

The estimated fair value of the options granted in May 2018 was $1.75 per share. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	2.11%
Risk-free interest rate	2.96%
Expected life of options (in years)	6.5
Expected stock-price volatility	12.42%

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

During both the three months ended June 30, 2021 and 2020, approximately $11,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. During both the six months ended June 30, 2021 and 2020, approximately $22,000 of compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. As of June 30, 2021, approximately $83,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.9 years.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring and non-recurring basis and valuation techniques applied:

Investment Securities Available For Sale: The fair value of securities available for sale are determined by using matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2021 (in thousands):

	June 30, 2021
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Government National Mortgage Association mortgage-backed securities	$4,405	$-	$4,405	$-
Federal National Mortgage Association mortgage- backed securities	176	-	176	-
Total investment securities available for sale	$4,581	$-	$4,581	$-
Total recurring fair value measurements	$4,581	$-	$4,581	$-

Nonrecurring fair value measurements
Impaired loans	$140	$-	$-	$140
Other Real Estate Owned	342	-	-	342
Total nonrecurring fair value measurements	$482	$-	$-	$482

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

	December 31, 2020
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$4,913	$-	$4,913	$-
Federal National Mortgage Association mortgage- backed securities	189	-	189	-
Corporate notes	5,623	-	5,623	-
Total investment securities available for sale	$10,725	$-	$10,725	$-
Total recurring fair value measurements	$10,725	$-	$10,725	$-

Nonrecurring fair value measurements
Impaired loans	$321	$-	$-	$321
Other Real Estate Owned	286	-	-	286
Total nonrecurring fair value measurements	$607	$-	$-	$607

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$140	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

Other real estate owned	$342	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 12% (12%)

	December 31, 2020
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$321	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

Other real estate owned	$286	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 12% (12%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2021 and December 31, 2020 (in thousands):

			Fair Value Measurements at
			June 30, 2021
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$7,979	$8,240	$-	$-	$8,240
Loans held for sale	99,383	101,832	-	101,832	-
Loans receivable, net	376,339	381,304	-	-	381,304

Financial Liabilities
Deposits	425,529	427,859	259,818	-	168,041
FHLB long-term borrowings	24,193	24,246	-	-	24,246
FRB long-term borrowings	17,867	17,864	-	-	17,864
Subordinated debt	7,916	8,384	-	-	8,384

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2021			2020
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$4,799	$(62)	$4,737	$2,697	$(40)	$2,657
Provision for Loan Losses	448	-	448	305	-	305
Net Interest Income after Provision for Loan Losses	4,351	(62)	4,289	2,392	(40)	2,352

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	402	120	522	208	143	351
Real estate sales commissions, net	33	-	33	30	-	30
Insurance commissions	133	-	133	120	-	120
Other fees and services charges	51	-	51	(49)	-	(49)
Loan servicing income	328	-	328	-	-	-
Income from bank-owned life insurance	21	-	21	20	-	20
Net gain on loans held for sale	421	914	1,335	-	826	826
Gain on sale of investment securities available for sale	45	-	45	-	-	-
Net gain on sale of other real estate owned	-	-	-	18	-	18
Gain on the sale of SBA loans	66	-	66	52	-	52
Total Non-Interest Income	1,500	1,034	2,534	399	969	1,368

Non-Interest Expense
Salaries and employee benefits	2,935	504	3,439	1,465	319	1,784
Directors’ fees and expenses	60	-	60	52	-	52
Occupancy and equipment	312	75	387	152	66	218
Data processing	127	75	202	118	42	160
Professional fees	200	18	218	95	18	113
FDIC deposit insurance assessment	73	-	73	27	-	27
Other real estate owned expenses	3	-	3	8	-	8
Advertising	109	13	122	62	13	75
Amortization of other intangible	12	-	12	12	-	12
Other	294	25	319	229	17	246
Total Non-Interest Expense	4,125	710	4,835	2,220	475	2,695

Pretax Segment Profit	$1,726	$262	$1,988	$571	$454	$1,025

Segment Assets	$486,776	$40,200	$526,976	$387,350	$20,621	$407,971

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Capital Holdings, LLC.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Six Months Ended June 30,
	2021			2020
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$8,541	$(176)	$8,365	$4,987	$(87)	$4,900
Provision for Loan Losses	702	-	702	420	-	420
Net Interest Income after Provision for Loan Losses	7,839	(176)	7,663	4,567	(87)	4,480

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	838	215	1,053	352	293	645
Real estate sales commissions, net	64	-	64	63	-	63
Insurance commissions	240	-	240	217	-	217
Other fees and services charges	173	-	173	34	-	34
Loan servicing income	551	-	551	-	-	-
Income from bank-owned life insurance	40	-	40	39	-	39
Net gain on loans held for sale	1,045	1,505	2,550	-	1,607	1,607
Gain on sale of investment securities available for sale	362	-	362	-	-	-
Net gain on sale of other real estate owned	-	-	-	18	-	18
Gain on the sale of SBA loans	267	-	267	52	-	52
Total Non-Interest Income	3,580	1,720	5,300	775	1,900	2,675

Non-Interest Expense
Salaries and employee benefits	5,863	976	6,839	3,133	630	3,763
Directors’ fees and expenses	128	-	128	114	-	114
Occupancy and equipment	610	154	764	287	136	423
Data processing	257	150	407	226	71	297
Professional fees	346	35	381	192	35	227
FDIC deposit insurance assessment	124	-	124	47	-	47
Other real estate owned expenses	12	-	12	22	-	22
Advertising	200	27	227	123	27	150
Amortization of other intangible	24	-	24	24	-	24
Other	603	45	648	424	31	455
Total Non-Interest Expense	8,167	1,387	9,554	4,592	930	5,522

Pretax Segment Profit	$3,252	$157	$3,409	$750	$883	$1,633

Segment Assets	$486,776	$40,200	$526,976	$387,350	$20,621	$407,971

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Capital Holdings, LLC.

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

At June 30, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of June 30, 2021. Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round the Company funded 854 PPP loans totaling $95.1 million. As of June 30, 2021, 725 of these first round PPP loans totaling $70.3 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 982 PPP loans totaling $88.3 million as of June 30, 2021. As of June 30, 2021, 44 of the second round PPP loans totaling $1.3 million have been forgiven under the SBA forgiveness program. For the three and six months ended June 30, 2021, the Company recognized approximately $1.4 million and $2.0 million of deferred loan fees amortization related to PPP loans, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through December 31, 2020, the Bank used the FRB program to fund $52.1 million of PPP loans. Through June 30, 2021, the Bank paid off approximately $34.3 million of PPP loans pledged as collateral under PPPLF program. Through June 30, 2021 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through June 30, 2021, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 23.5% of our June 30, 2021 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals.

Details with respect to total loan payment modifications made through June 30, 2021 are as follows:

	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at June 30, 2021
One-to-four family residential owner occupied	5	$2,070	21.7%
One-to-four family residential non-owner occupied	50	8,566	20.9
Multi-family residential	12	9,042	39.3
Commercial real estate	97	55,274	40.3
Construction	1	702	5.2
Home equity	4	254	5.9
Commercial business	62	14,685	9.4
Total	231	$90,593	23.5%

Of the 231 loans granted loan payment deferrals through June 30, 2021, 10 loans are still on deferral as of June 30, 2021.

Details with respect to loan payment deferrals still on deferral as of June 30, 2021 are as follows:

	As of June 30, 2021
	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at June 30, 2021
One-to-four family residential owner occupied	1	$415	4.4%
Commercial real estate	3	3,406	2.5
Commercial business	6	4,103	2.6
Total	10	$7,924	2.1%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for Intangible Assets which is described in Note 1 of the notes to our financial statements.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

General. The Company’s total assets at June 30, 2021 were $527.0 million, an increase of $42.9 million, or 8.9%, from $484.1 million at December 31, 2020. This growth in total assets was primarily due to a $46.2 million, or 86.8%, increase in loans held for sale, and a $17.2 million, or 4.8%, increase in loans receivable, net. These increases were partially offset by a $15.0 million, or 44.2%, decrease in cash and cash equivalents and a $6.1 million, or 57.3%, decrease in investment securities available for sale at fair value. The largest increases within the loan portfolio occurred in construction loans which increased $8.8 million, or 183.7%, commercial real estate which increased $5.1 million, or 3.8%, commercial business loans which increased $2.4 million, or 1.6%, one-to-four family owner occupied loans which increased $2.0 million, or 26.5%, and one-to-four family non-owner occupied loans which increased $2.0 million, or 5.2%. The increase in commercial business loans was due primarily to the $88.3 million of round two of SBA PPP loans generated during the period ended June 30, 2021.

Cash and Cash Equivalents. Cash and cash equivalents decreased $15.0 million, or 44.2%, from $33.9 million at December 31, 2020 to $18.9 million at June 30, 2021, as excess liquidity was used primarily to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.5 million, or 15.7%, from $9.5 million at December 31, 2020 to $8.0 million at June 30, 2021 as seven interest-earning time deposits matured and were not renewed during the six months ended June 30, 2021.

Investment Securities Available for Sale. Investment securities available for sale decreased $6.1 million, or 57.3%, from $10.7 million at December 31, 2020 to $4.6 million at June 30, 2021, as the Company sold four corporate notes totaling $5.5 million and realized $362,000 of gains on the transactions.

Loans Held for Sale. Loans held for sale increased $46.2 million, or 86.8%, from $53.2 million at December 31, 2020 to $99.4 million at June 30, 2021 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $100.7 million of one-to-four family residential loans during the six months ended June 30, 2021 and sold $122.6 million of loans in the secondary market during this same period. Additionally, the Bank reclassified $17.4 million of equipment loans from loans receivable, net, to loans held for sale, received $9.8 million of loans held for sale from the formation of Oakmont Capital Holdings LLC, and originated $62.7 million in equipment loans held for sale during the six months ended June 30, 2021. During the six months ended June 30, 2021 the Company sold $21.8 million of equipment loans.

Loans Receivable, Net. Loans receivable, net, increased $17.2 million, or 4.8%, to $376.3 million at June 30, 2021 from $359.1 million December 31, 2020. This increase was funded primarily from deposits. Increases within the portfolio occurred in construction loans which increased $8.8 million, or 183.7%, commercial real estate loans which increased $5.1 million, or 3.8%, commercial business loans which increased $2.4 million, or 1.6%, one-to-four family residential owner occupied loans which increased $2.0 million, or 26.5%, non-owner occupied loans which increased $2.0 million, or 5.2%, and home equity loans which increased $487,000, or 12.9%. These increases were partially offset by decreases of $1.0 million, or 4.2%, in multi-family residential loans, and $2,000, or 11.8%, in other consumer loans. The increase in commercial business loans was due primarily to the $88.3 million of the SBA PPP loans generated during the period ended June 30, 2021. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned. Other real estate owned (OREO) amounted to $342,000 at June 30, 2021 consisting of one property that is collateral for a non-performing construction loan. During the six months ended June 30, 2021, the Company made $56,000 of capital improvements to the property. Non-performing assets amounted to $351,000, or 0.07% of total assets at June 30, 2021 compared to $929,000, or 0.19% of total assets at December 31, 2020.

Deposits. Total deposits increased $70.7 million, or 19.9%, to $425.5 million at June 30, 2021 from $354.8 million at December 31, 2020. This increase in deposits was primarily attributable to increases of $84.4 million, or 84.7%, in money market accounts, and $19.8 million, or 36.5%, in non-interest bearing checking accounts. The increase in deposits was partially offset by a $33.7 million, or 16.9%, decrease in certificates of deposit. The increase in non-interest bearing checking accounts was primarily due to the checking accounts opened by PPP loan customers.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings decreased $4.0 million, or 10.5%, to $34.2 million at June 30, 2021 from $38.2 million at December 31, 2020. During the six months ended June 30, 2021, the Company used excess liquidity to pay down $10.0 million of FHLB short-term and $4.0 million of FHLB long-term borrowings. At the end of the second quarter, the Company borrowed $10.0 million of short-term FHLB advances to provide additional liquidity in anticipation of loan funding needs. Federal Reserve Bank (FRB) long-term borrowings decreased $30.3 million, or 62.9%, to $17.9 million at June 30, 2021 from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Other short-term borrowings increased to $1.2 million at June 30, 2021 from none at December 31, 2020, representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans.

Stockholders’ Equity. Total stockholders’ equity increased $4.5 million, or 15.6%, to $33.2 million at June 30, 2021 from $28.7 million at December 31, 2020. Contributing to the increase was noncontrolling interest of $2.2 million, net income for the six months ended June 30, 2021 of $2.5 million, common stock earned by participants in the employee stock ownership plan of $122,000, the reissuance of treasury stock for exercised stock options of $87,000, amortization of stock awards and options under our stock compensation plans of $84,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $33,000. These increases were partially offset by dividends paid of $398,000, net loss attributable to noncontrolling interest of $121,000, other comprehensive loss, net of $84,000, and the purchase of treasury stock of $25,000.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. Net income amounted to $1.5 million for the three months ended June 30, 2021, an increase of $778,000, or 106.4%, compared to net income of $731,000 for the three months ended June 30, 2020. The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $2.1 million and an increase in non-interest income of $1.2 million, partially offset by an increase in non-interest expense of $2.1 million, an increase in the provision for income taxes of $273,000, and an increase in the provision for loan losses of $143,000.

Net Interest Income. Net interest income increased $2.1 million, or 78.3%, to $4.7 million for the three months ended June 30, 2021 from $2.7 million for the three months ended June 30, 2020. The increase was driven by a $1.8 million, or 44.9%, increase in interest income and a $270,000, or 19.6%, decrease in interest expense.

Interest Income. The $2.1 million or 78.3% increase in net interest income for the three months ended June 30, 2021 over the comparable period in 2020 was driven by a $1.8 million, or 44.9%, increase in interest income. The increase in interest income was primarily due to a $169.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $316.5 million for the three months ended June 30, 2020 to an average balance of $485.8 million for the three months ended June 30, 2021, and had the effect of increasing interest income $1.0 million. Also contributing to the increase in interest income on loans receivable, net, is a $1.1 million increase in amortization of deferred loan fees for the six months ended June 30, 2021, primarily attributable to PPP loan forgiveness. This increase in interest income was partially offset by a 20 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 4.92% for the three months ended June 30, 2020 to 4.72% for the three months ended June 30, 2021, and had the effect of decreasing interest income $237,000. The decline in loan yield is primarily the result of lower yielding PPP loans funded from the second quarter of 2020 through the second quarter of 2021.

Interest Expense. The $270,000, or 19.6%, decrease in interest expense was primarily attributable to a 94 basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.09% for the three months ended June 30, 2020 to 1.15% for the three months ended June 30, 2021, and had the effect of decreasing interest expense by $411,000. Interest expense on deposits continues to be actively managed to lower our cost of funds. This decrease was also partially attributable to a $16.7 million decrease in average certificate of deposit accounts which decreased from an average balance of $191.6 million for the three months ended June 30, 2020 to an average balance of $174.9 million for the three months ended June 30, 2021, and had the effect of decreasing interest expense $87,000. This decrease in interest expense was partially offset by a $144.1 million increase in average money market accounts which increased from an average balance of $34.0 million for the three months ended June 30, 2020 to an average balance of $178.1 million for the three months ended June 30, 2021, and had the effect of increasing interest expense by $290,000. This increase in money market interest expense was partially offset by a 15 basis point decrease in the rate on average money market accounts, which decreased from 0.80% to 0.65% for the three months ended June 30, 2021, and had the effect of decreasing interest expense by $69,000. The average interest rate spread increased from 2.53% for the three months ended June 30, 2020 to 3.28% for the three months ended June 30, 2021 while the net interest margin increased from 2.92% for the three months ended June 30, 2020 to 3.50% for the three months ended June 30, 2021.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$40,420	$8	0.08%	$27,997	$6	0.09%
Investment in interest-earning time deposits	7,965	51	2.56	9,922	61	2.46
Investment securities available for sale	6,075	30	1.98	8,245	54	2.62
Loans receivable, net (1) (2)	485,787	5,735	4.72	316,506	3,891	4.92
Investment in FHLB stock	1,274	19	5.97	1,344	21	6.25
Total interest-earning assets	541,521	5,843	4.32%	364,014	4,033	4.43%
Non-interest-earning assets	15,234			15,743
Total assets	$556,755			$379,757
Interest-bearing liabilities:
Passbook accounts	$11	$-	* %	$6	$-	* %
Savings accounts	1,536	1	0.26	1,921	1	0.21
Money market accounts	178,052	289	0.65	33,986	68	0.80
Certificate of deposit accounts	174,909	502	1.15	191,609	1,000	2.09
Total deposits	354,508	792	0.89	227,522	1,069	1.88
FHLB short-term borrowings	-	-	-	-	1	-
FHLB long-term borrowings	26,424	129	1.95	29,908	153	2.05
FRB long-term borrowings	34,245	29	0.34	24,211	23	-
Subordinated debt	7,910	130	6.57	7,876	130	6.60
Other short-term borrowings	2,133	26	4.88	-	-	-
Total interest-bearing liabilities	425,220	1,106	1.04%	289,517	1,376	1.90%
Non-interest-bearing liabilities	104,345			63,933
Total liabilities	529,565			353,450
Stockholders’ Equity	27,190			26,307
Total liabilities and Stockholders’ Equity	$556,755			$379,757
Net interest-earning assets	$116,301			$74,496
Net interest income; average interest rate spread		$4,737	3.28%		$2,657	2.53%
Net interest margin (3)			3.50%			2.92%
Average interest-earning assets to average interest-bearing liabilities			127.35%			125.73%

*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $143,000, or 46.9%, to $448,000 for the three months ended June 30, 2021 from $305,000 for the three months ended June 30, 2020. The increase in the provision for loan losses for the three months ended June 30, 2021 over the three months ended June 30, 2020 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at June 30, 2021.

Non-performing loans amounted to $9,000 at June 30, 2021, consisting of one 1-4 family non-owner occupied residential loan, which is on non-accrual status. Comparably, non-performing loans amounted to $643,000 or 0.18% of net loans receivable at December 31, 2020, consisting of five loans, two loans of which were on non-accrual status and three loans were 90 days or more past due and accruing interest. The allowance for loan losses as a percent of total loans receivable, net was 0.99% at June 30, 2021 and 0.85% at December 31, 2020. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses to total loans was 1.39% at June 30, 2021.

Non-Interest Income. Non-interest income increased $1.2 million, or 85.2%, from $1.4 million for the three months ended June 30, 2020 to $2.5 million for the three months ended June 30, 2021. The increase was primarily attributable to a $509,000, or 61.6%, increase in net gain on loans held for sale, a $328,000 increase in loan servicing income, a $171,000, or 48.7%, increase in mortgage banking, equipment lending, and title abstract fees, a $100,000, or 204.1%, increase in other fees and service charges, a $45,000 increase in gain on sale of investment securities available for sale, a $14,000, or 26.9%, increase in gain on sales from SBA loans, a $13,000, or 10.8%, increase in insurance commissions and a $3,000, or 10.0%, increase in real estate sales commissions, net. Oakmont’s results for the three months ended June 30, 2021 accounted for $421,000 of the increase in net gain on loans held for sale, $328,000 of the increase in loan servicing income, $200,000 of the increase in mortgage banking, equipment lending, and title abstract fees, and $18,000 of the increase in other fees. These increases were partially offset by an $18,000 decrease in net gains on sale and write-downs of other real estate owned.

Non-Interest Expense. Total non-interest expense increased $2.1 million, or 79.4%, from $2.7 million for the three months ended June 30, 2020 to $4.8 million for the three months ended June 30, 2021, primarily due to a $1.7 million, or 92.8%, increase in salaries and employee benefits expense, a $169,000, or 77.5%, increase in occupancy and equipment expense, a $105,000, or 92.9%, increase in professional fees, a $73,000, or 29.7%, increase in other expense, a $47,000, or 62.7%, increase in advertising expense, a $46,000, or 170.4%, increase in FDIC deposit insurance assessment, a $42,000, or 26.3%, increase in data processing expense, and an $8,000, or 15.4%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the three months ended June 30, 2021 accounted for $930,000 of the increase in salaries and employee benefits expense, $86,000 of the increase in occupancy and equipment expense, $68,000 of the increase in professional fees, $47,000 of the increase in advertising expense, and $19,000 of the increase in other expense. The increase in non-interest expense was partially offset by a $5,000, or 62.5%, decrease in other real estate owned expense.

Provision for Income Tax. The provision for income tax increased $273,000, or 92.9%, from $294,000 for the three months ended June 30, 2020 to $567,000 for the three months ended June 30, 2021 due primarily to the increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General. Net income amounted to $2.5 million for the six months ended June 30, 2021, an increase of $1.4 million, or 118.3%, compared to net income of $1.2 million for the six months ended June 30, 2020. The increase in net income was primarily the result of an increase in net interest income of $3.5 million and an increase in non-interest income of $2.6 million, partially offset by an increase in non-interest expense of $4.0 million, an increase in the provision for income taxes of $521,000, and an increase in the provision for loan losses of $282,000.

Net Interest Income. Net interest income increased $3.5 million, or 70.7%, to $8.4 million for the six months ended June 30, 2021 from $4.9 million for the six months ended June 30, 2020. The increase was driven by a $3.0 million, or 39.3%, increase in interest income and a $437,000, or 15.6%, decrease in interest expense.

Interest Income. The $3.5 million or 70.7% increase in net interest income for the six months ended June 30, 2021 over the comparable period in 2020 was driven by a $3.0 million, or 39.3%, increase in interest income. The increase in interest income was primarily due to a $187.4 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $286.1 million for the six months ended June 30, 2020 to an average balance of $473.5 million for the six months ended June 30, 2021, and had the effect of increasing interest income $3.1 million. Also contributing to the increase in interest income on loans receivable, net, is a $1.8 million increase in amortization of deferred loan fees for the six months ended June 30, 2021, $1.7 million of which is attributable to PPP loan forgiveness. This increase in interest income was partially offset by a 72 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 5.15% for the three months ended June 30, 2020 to 4.43% for the six months ended June 30, 2021, and had the effect of decreasing interest income $1.7 million. The decline in loan yield is primarily the result of lower yielding PPP loans funded from the second quarter of 2020 through the second quarter of 2021 and the impact of the Federal Reserve’s 150 basis point rate cuts in March 2020.

Interest Expense. The $437,000, or 15.6%, decrease in interest expense was primarily attributable to a 94 basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.17% for the six months ended June 30, 2020 to 1.23% for the six months ended June 30, 2021, and had the effect of decreasing interest expense by $878,000. Interest expense on deposits continues to be actively managed to lower our cost of funds. Also contributing to this decrease was a $4.7 million decrease in average certificate of deposit accounts which decreased from an average balance of $190.1 million for the six months ended June 30, 2020 to an average balance of $185.4 million for the six months ended June 30, 2021, and had the effect of decreasing interest expense $51,000. This decrease in interest expense was partially offset by a $123.6 million increase in average money market accounts which increased from an average balance of $30.1 million for the six months ended June 30, 2020 to an average balance of $153.7 million for the six months ended June 30, 2021, and had the effect of increasing interest expense by $496,000. This increase in money market interest expense was partially offset by an 11 basis point decrease in the rate on average money market accounts, which decreased from 0.80% for the six months ended June 30, 2020 to 0.69% for the six months ended June 30, 2021, and had the effect of decreasing interest expense by $89,000. The decrease in interest expense was also partially offset by an increase in average other short-term borrowings of $5.1 million which had the effect of increasing interest expense by $96,000. The average interest rate spread increased from 2.68% for the six months ended June 30, 2020 to 2.96% for the six months ended June 30, 2021 while the net interest margin increased from 3.02% for the six months ended June 30, 2020 to 3.18% for the six months ended June 30, 2021.

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

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$35,766	$19	0.11%	$19,600	$66	0.67%
Investment in interest-earning time deposits	8,275	109	2.63	9,990	124	2.48
Investment securities available for sale	7,604	84	2.21	7,892	101	2.56
Loans receivable, net (1) (2)	473,487	10,478	4.43	286,138	7,363	5.15
Investment in FHLB stock	1,398	42	6.01	1,381	50	7.24
Total interest-earning assets	526,530	10,732	4.08%	325,001	7,704	4.74%
Non-interest-earning assets	15,171			14,274
Total assets	$541,701			$339,275
Interest-bearing liabilities:
Passbook accounts	$10	$-	* %	$6	$-	* %
Savings accounts	1,524	2	0.26	1,863	2	0.21
Money market accounts	153,717	528	0.69	30,138	121	0.80
Certificate of deposit accounts	185,376	1,138	1.23	190,081	2,067	2.17
Total deposits	340,627	1,668	0.98	222,088	2,190	1.97
FHLB short-term borrowings	1,492	6	0.80	1,978	31	3.13
FHLB long-term borrowings	27,303	268	1.96	28,779	300	2.08
FRB long-term borrowings	40,284	69	0.34	12,106	23	0.38
Subordinated debt	7,906	260	6.58	7,872	260	6.61
Other short-term borrowings	5,052	96	3.80	-	-	-
Total interest-bearing liabilities	422,664	2,367	1.12%	272,823	2,804	2.06%
Non-interest-bearing liabilities	92,642			40,266
Total liabilities	515,306			313,089
Stockholders’ Equity	26,395			26,186
Total liabilities and Stockholders’ Equity	$541,701			$339,275
Net interest-earning assets	$103,866			$52,178
Net interest income; average interest rate spread		$8,365	2.96%		$4,900	2.68%
Net interest margin (3)			3.18%			3.02%
Average interest-earning assets to average interest-bearing liabilities			124.57%			119.13%

*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $282,000, or 67.1%, to $702,000 for the six months ended June 30, 2021 from $420,000 for the six months ended June 30, 2020. The increase in the provision for loan losses for the six months ended June 30, 2021 over the six months ended June 30, 2020 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at June 30, 2021.

Non-performing loans amounted to $9,000 at June 30, 2021, consisting of one 1-4 family non-owner occupied residential loan, which is on non-accrual status. Comparably, non-performing loans amounted to $643,000 or 0.18% of net loans receivable at December 31, 2020, consisting of five loans, two loans of which were on non-accrual status and three loans were 90 days or more past due and accruing interest. The allowance for loan losses as a percent of total loans receivable, net was 0.99% at June 30, 2021 and 0.85% at December 31, 2020. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses to total loans was 1.39% at June 30, 2021.

Non-Interest Income. Non-interest income increased $2.6 million, or 98.1%, from $2.7 million for the six months ended June 30, 2020 to $5.3 million for the six months ended June 30, 2021. The increase was primarily attributable to a $943,000, or 58.7%, increase in net gain on loans held for sale, a $551,000 increase in loan servicing income, a $408,000, or 63.3%, increase in mortgage banking, equipment lending, and title abstract fees, a $362,000 gain on sale of investment securities available for sale, a $215,000, or 413.5%, increase in gain on sales from SBA loans, a $139,000, or 408.8%, increase in other fees and service charges, and a $23,000, or 10.6%, increase in insurance commissions. Oakmont’s results for the six months ended June 30, 2021 accounted for $1.0 million of the increase in net gain on loans held for sale, $551,000 of the increase in loan servicing income, $395,000 of the increase in mortgage banking, equipment lending, and title abstract fees, and $27,000 of the increase in other fees. The increase in other fees and service charges was primarily due to the increase in loan prepayment fees. These increases were partially offset by an $18,000 decrease in net gains on sale and write-downs of other real estate owned.

Non-Interest Expense. Total non-interest expense increased $4.0 million, or 73.0%, from $5.5 million for the six months ended June 30, 2020 to $9.6 million for the six months ended June 30, 2021, primarily due to a $3.1 million, or 81.7%, increase in salaries and employee benefits expense, a $341,000, or 80.6%, increase in occupancy and equipment expense, a $193,000, or 42.4%, increase in other expense, a $154,000, or 67.8%, increase in professional fees, a $110,000, or 37.0%, increase in data processing expense, a $77,000, or 51.3%, increase in advertising expense, a $77,000, or 163.8%, increase in FDIC deposit insurance assessment, and a $14,000, or 12.3%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the six months ended June 30, 2021 accounted for $1.8 million of the increase in salaries and employee benefits expense, $164,000 of the increase in occupancy and equipment expense, $92,000 of the increase in professional fees, $79,000 of the increase in other expense, and $77,000 of the increase in advertising expense. The increase in non-interest expense was partially offset by a $10,000, or 45.5%, decrease in other real estate owned expense.

Provision for Income Tax. The provision for income tax increased $521,000, or 110.9%, from $470,000 for the six months ended June 30, 2020 to $991,000 for the six months ended June 30, 2021 due primarily to the increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2021 of $1.7 million, a $1.2 million, or 202.3%, increase from the same period in 2020. This increase in PTSP was primarily due to a $2.1 million, or 77.9%, increase in net interest income and a $1.1 million, or 275.9%, increase in non-interest income. This increase was partially offset by a $1.9 million, or 85.8%, increase in non-interest expense and a $143,000, or 46.9% increase in the provision for loan losses. The increase in non-interest income was primarily due to a $421,000 gain on the sale of equipment loans, $328,000 in loan servicing income, a $194,000, or 93.3%, increase in equipment lending and title abstract fees and a $45,000 gain on the sale of investment securities available for sale. The increase in non-interest expense was primarily due to a $1.5 million, or 100.3%, increase in salaries and employee benefits expense, a $160,000, or 105.3% increase in occupancy and equipment expense, and a $65,000, or 28.4% increase in other expenses.

Our Mortgage Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2021 of $262,000, a $192,000, or 42.3%, decrease from the same period in 2020. The decrease in PTSP was primarily due to a $235,000, or 49.5%, increase in non-interest expense, and a $22,000, or 55.0%, decrease in net interest income. The increase in non-interest expense was primarily due to a $185,000, or 58.0%, increase in salaries and employee benefits, and a $33,000, or 78.6%, increase in data processing. The decrease in PTSP was partially offset by a $65,000, or 6.7% increase in non-interest income. The increase in non-interest income was primarily due to an $88,000, or 10.7% increase in net gain on loans held for sale, and was partially offset by a $23,000, or 16.1% decrease in mortgage banking, equipment lending and title abstract fees.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2021 of $3.3 million, a $2.5 million, or 333.6%, increase from the same period in 2020. This increase in PTSP was primarily due to a $3.6 million, or 71.3%, increase in net interest income and a $2.8 million, or 361.9%, increase in non-interest income. This increase was partially offset by a $3.6 million, or 77.9%, increase in non-interest expense and a $282,000, or 67.1% increase in the provision for loan losses. The increase in non-interest income was primarily due to a $1.0 million gain on the sale of equipment loans, a $551,000 in loan servicing income, a $486,000, or 138.1%, increase in equipment lending and title abstract fees, and a $362,000 gain on the sale of investment securities available for sale. The increase in non-interest expense was primarily due to a $2.7 million, or 87.1%, increase in salaries and employee benefits expense, a $323,000, or 112.5% increase in occupancy and equipment expense, and a $179,000, or 42.2% increase in other expenses.

Our Mortgage Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2021 of $157,000, a $726,000, or 82.2%, decrease from the same period in 2020. The decrease in PTSP was primarily due to a $457,000, or 49.1%, increase in non-interest expense, a $180,000, or 9.5% decrease in non-interest income, and an $89,000, or 102.3% decrease in net-interest income. The decrease in non-interest income was primarily due to a $102,000, or 6.3% decrease net gain on loans held for sale. The increase in non-interest expense was primarily due to a $346,000, 54.9%, increase in salaries and employee benefits, and a $79,000, or 111.3%, increase in data processing.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At June 30, 2021, the Company's cash and cash equivalents amounted to $18.9 million. At such date, the Company also had $3.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2021, Quaint Oak Bank had outstanding commitments to originate loans of $22.8 million, commitments under unused lines of credit of $39.0 million, and $6.4 million under standby letters of credit.

At June 30, 2021, certificates of deposit scheduled to mature in one year or less totaled $51.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of June 30, 2021, we had $34.2 million of borrowings from the FHLB and had $176.2 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of June 30, 2021 Quaint Oak Bank had $1.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at June 30, 2021.  The Bank also has borrowing capacity with the FRB under the PPPLF program in the amount of outstanding pledged PPP loans. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $11.0 million at June 30, 2021. As of June 30, 2021, there were $1.2 million of outstanding balances on these two lines of credit.

Total stockholders’ equity increased $4.5 million, or 15.6%, to $33.2 million at June 30, 2021 from $28.7 million at December 31, 2020. Contributing to the increase was noncontrolling interest of $2.2 million, net income for the six months ended June 30, 2021 of $2.5 million, common stock earned by participants in the employee stock ownership plan of $122,000, the reissuance of treasury stock for exercised stock options of $87,000, amortization of stock awards and options under our stock compensation plans of $84,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $33,000. These increases were partially offset by dividends paid of $398,000, net loss attributable to noncontrolling interest of $121,000, other comprehensive loss, net of $84,000, and the purchase of treasury stock of $25,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At June 30, 2021, Quaint Oak Bank exceeded each of its capital requirements with ratios of 7.21%, 11.39%, 11.39% and 12.56%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At June 30, 2021, we had unfunded commitments under lines of credit of $39.0 million, $22.8 million of commitments to originate loans, and $6.4 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s repurchases of its common stock made during the quarter ended June 30, 2021 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 – April 30, 2021	-	$-	-	24,375
May 1, 2021 – May 31, 2021	871	18.00	-	24,375
June 1, 2021 – June 30, 2021	251	18.25	-	24,375
Total	1,122	$18.05	-	24,375

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 13, 2021	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer