Form 10-Q
period 2021-09-30
QUAINT OAK BANCORP INC
filed 2021-11-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2021, 2,005,207 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2021	2020
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$2,028	$205
Due from banks, interest-bearing	12,288	33,708
Cash and cash equivalents	14,316	33,913
Investment in interest-earning time deposits	7,892	9,463
Investment securities available for sale	4,312	10,725
Loans held for sale	106,828	53,191
Loans receivable, net of allowance for loan losses (2021 $4,303; 2020 $3,061)	381,690	359,122
Accrued interest receivable	3,338	3,054
Investment in Federal Home Loan Bank stock, at cost	2,018	1,665
Bank-owned life insurance	4,115	4,054
Premises and equipment, net	2,549	2,341
Goodwill	3,107	515
Other intangible, net of accumulated amortization	235	271
Other real estate owned, net	489	286
Prepaid expenses and other assets	4,977	5,475
Total Assets	$535,866	$484,075
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$73,555	$54,202
Interest-bearing	361,952	300,643
Total deposits	435,507	354,845
Federal Home Loan Bank short-term borrowings	21,000	10,000
Federal Home Loan Bank long-term borrowings	24,193	28,193
Federal Reserve Bank long-term borrowings	4,964	48,134
Subordinated debt	7,924	7,899
Other short-term borrowings	933	-
Accrued interest payable	384	362
Advances from borrowers for taxes and insurance	2,063	2,486
Accrued expenses and other liabilities	3,875	3,428
Total Liabilities	500,843	455,347
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,005,095 and 1,986,528 outstanding at September 30, 2021 and December 31, 2020, respectively	28	28
Additional paid-in capital	15,561	15,282
Treasury stock, at cost: 772,155 and 790,722 shares at September 30, 2021 and December 31, 2020, respectively	(5,016)	(5,114)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)	-	(51)
Accumulated other comprehensive income	34	118
Retained earnings	22,168	18,465
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	32,775	28,728
Noncontrolling Interest	2,248	-
Total Stockholders' Equity	$35,023	$28,728
Total Liabilities and Stockholders’ Equity	$535,866	$484,075

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$5,944	$4,060	$16,422	$11,423
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	73	163	327	504
Total Interest Income	6,017	4,223	16,749	11,927

Interest Expense
Interest on deposits	702	1,032	2,370	3,222
Interest on Federal Home Loan Bank short-term borrowings	8	-	14	31
Interest on Federal Home Loan Bank long-term borrowings	124	152	392	452
Interest on Federal Reserve Bank long-term borrowings	8	43	77	66
Interest on subordinated debt	130	130	390	390
Interest on other short-term borrowings	31	-	127	-
Total Interest Expense	1,003	1,357	3,370	4,161
Net Interest Income	5,014	2,866	13,379	7,766
Provision for Loan Losses	557	201	1,259	621
Net Interest Income after Provision for Loan Losses	4,457	2,665	12,120	7,145

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	604	400	1,657	1,045
Real estate sales commissions, net	79	68	143	131
Insurance commissions	133	130	373	347
Other fees and services charges	38	144	211	178
Loan servicing income	475	-	1,026	-
Income from bank-owned life insurance	21	20	61	59
Net gain on loans held for sale	1,866	1,209	4,416	2,816
Net (loss) on sales of other real estate owned	-	(110)	-	(92)
Gain on the sale of SBA loans	369	19	636	71
Gain on the sale of investment securities available for sale	-	-	362	-
Total Non-Interest Income	3,585	1,880	8,885	4,555

Non-Interest Expense
Salaries and employee benefits	4,100	2,145	10,939	5,908
Directors' fees and expenses	58	61	186	175
Occupancy and equipment	379	251	1,143	673
Data processing	234	177	641	474
Professional fees	107	112	488	339
FDIC deposit insurance assessment	97	38	221	85
Other real estate owned expenses	2	11	14	34
Advertising	110	75	337	224
Amortization of other intangible	12	12	36	37
Other	326	259	974	714
Total Non-Interest Expense	5,425	3,141	14,979	8,663

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except for share data)
Income before Income Taxes	$2,617	$1,404	$6,026	$3,037
Income Taxes	702	396	1,693	866
Net Income	$1,915	$1,008	$4,333	$2,171
Net Income Attributable to Noncontrolling Interest	$133	$-	$12	$-
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,782	$1,008	$4,321	$2,171

Earnings per share - basic	$0.89	$0.51	$2.17	$1.10
Average shares outstanding - basic	2,002,816	1,982,697	1,991,336	1,975,111
Earnings per share - diluted	$0.85	$0.50	$2.07	$1.08
Average shares outstanding - diluted	2,100,026	2,010,815	2,085,286	2,010,648

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net Income	$1,915	$1,008	$4,333	$2,171

Other Comprehensive Income (Loss):
Unrealized gains on investment securities available-for-sale	-	102	257	85
Income tax effect	-	(21)	(55)	(18)
Reclassification adjustment for gain on sale of investment securities included in net income	-	-	(362)	-
Income tax effect	-	-	76	-
Other comprehensive income (loss)	-	81	(84)	67

Total Comprehensive Income	$1,915	$1,089	$4,249	$2,238
Comprehensive Loss Attributable to Noncontrolling Interest	$133	$-	$12	$-

Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$1,782	$1,089	$4,237	$2,238

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2021
					Unallocated
	Common Stock				Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share data)
BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

Common stock allocated by ESOP (3,607 shares)			48		17				65

Reissuance of treasury stock under 401(k) Plan	1,080		14	6					20

Stock based compensation expense			42						42

Net gain attributable to noncontrolling interest								133	133

Cash dividends declared ($0.11 per share)							(220)		(220)

Net income attributable to Quaint Oak Bancorp, Inc.							1,782		1,782

Other comprehensive income, net						-			-

BALANCE – SEPTEMBER 30, 2021	2,005,095	$28	$15,561	$(5,016)	$-	$34	$22,168	$2,248	$35,023

For the Three Months Ended September 30, 2020
	Common Stock				Unallocated Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – JUNE 30, 2020	2,001,614	$28	$15,123	$(4,903)	$(84)	$6	$16,743	$26,913

Common stock allocated by ESOP (3,607 shares)			23		17			40

Treasury stock purchase	(6,231)			(69)				(69)

Reissuance of treasury stock under 401(k) Plan	1,921		9	12				21

Stock based compensation expense			43					43

Cash dividends declared ($0.09 per share)							(180)	(180)

Net income							1,008	1,008

Other comprehensive income, net						81		81

BALANCE – SEPTEMBER 30, 2020	1,997,304	$28	$15,198	$(4,960)	$(67)	$87	$17,571	$27,857

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2021
	Common Stock				Unallocated Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share data)
BALANCE – DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated by ESOP (10,821 shares)			136		51				187

Treasury stock purchase	(1,398)			(25)					(25)

Reissuance of treasury stock under 401(k) Plan	3,044		35	18					53

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	7,500		40	47					87

Stock based compensation expense			126						126

Noncontrolling interest initial contribution								2,236	2,236

Net gain attributable to noncontrolling interest								12	12

Cash dividends declared ($0.31 per share)							(618)		(618)

Net income attributable to Quaint Oak Bancorp, Inc.							4,321		4,321

Other comprehensive loss, net						(84)			(84)

BALANCE – SEPTEMBER 30, 2021	2,005,095	$28	$15,561	$(5,016)	$-	$34	$22,168	$2,248	$35,023

For the Nine Months Ended September 30, 2020
	Common Stock				Unallocated Common	Accumulated
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Stock Held by Benefit Plans	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE – DECEMBER 31, 2019	1,984,857	$28	$14,990	$(4,950)	$(118)	$20	$15,937	$25,907

Common stock allocated by ESOP (10,821 shares)			78		51			129

Treasury stock purchase	(15,761)			(181)				(181)

Reissuance of treasury stock under 401(k) Plan	6,287		31	38				69

Reissuance of treasury stock under stock incentive plan	9,421		(57)	57				-

Reissuance of treasury stock for exercised stock options	12,500		26	76				102

Stock based compensation expense			130					130

Cash dividends declared ($0.27 per share)							(537)	(537)

Net income							2,171	2,171

Other comprehensive income, net						67		67

BALANCE – SEPTEMBER 30, 2020	1,997,304	$28	$15,198	$(4,960)	$(67)	$87	$17,571	$27,857

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,333	$2,171
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,259	621
Depreciation of premises and equipment	228	175
Amortization of operating right-of-use assets	122	109
Amortization of subordinated debt issuance costs	25	25
Amortization of other intangible	36	37
Net amortization of securities premiums	6	7
Accretion of deferred loan fees and costs, net	(3,482)	(884)
Stock-based compensation expense	313	259
Gain on the sale of investment securities available for sale	(362)	-
Net realized loss on the sale of foreclosed real estate	-	92
Net gain on loans held for sale	(4,416)	(2,816)
Loans held for sale-originations	(276,705)	(135,652)
Loans held for sale-proceeds	238,398	116,410
Gain on the sale of SBA loans	(636)	(71)
Increase in the cash surrender value of bank-owned life insurance	(61)	(59)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(284)	(1,438)
Prepaid expenses and other assets	1,093	(971)
Accrued interest payable	(52)	140
Accrued expenses and other liabilities	(224)	669
Net Cash Used in Operating Activities	(40,409)	(21,176)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(2,141)	(1,317)
Redemption of interest-earning time deposits	3,712	2,026
Purchase of investment securities available for sale	-	(4,007)
Principal repayments on investment securities available for sale	801	759
Proceeds from the sale of investment securities available for sale	5,862	-
Net increase in loans receivable	(21,335)	(98,034)
Purchase of Federal Home Loan Bank stock	(913)	(168)
Redemption of Federal Home Loan Bank stock	560	283
Proceeds from the sale of foreclosed real estate	-	1,611
Acquisition, net of cash acquired	1,259	-
Capitalized expenditures on other real estate owned	(203)	(268)
Purchase of premises and equipment	(400)	(281)
Net Cash Used in Investing Activities	(12,798)	(99,396)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	111,258	55,594
Net (decrease) increase in certificate accounts	(30,596)	15,991
Decrease in advances from borrowers for taxes and insurance	(423)	(993)
Repayments of Federal Home Loan Bank short-term borrowings	(10,000)	(10,000)
Proceeds from Federal Home Loan Bank short-term borrowings	21,000	4,000
Repayments of Federal Home Loan Bank long-term borrowings	(4,000)	(1,000)
Proceeds from Federal Home Loan Bank long-term borrowings	-	3,922
Repayments of Federal Reserve Bank long-term borrowings	(43,170)	(3,310)
Proceeds from Federal Reserve Bank long-term borrowings	-	52,144
Repayments of other short-term borrowings	(9,956)	-
Dividends paid	(618)	(537)
Purchase of treasury stock	(25)	(181)
Proceeds from the reissuance of treasury stock	53	69
Proceeds from the exercise of stock options	87	102
Net Cash Provided by Financing Activities	33,610	115,801
Net Decrease in Cash and Cash Equivalents	(19,597)	(4,771)
Cash and Cash Equivalents – Beginning of Year	33,913	14,555
Cash and Cash Equivalents – End of Year	$14,316	$9,784

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$3,348	$4,022
Cash payments for income taxes	$2,405	$260
Initial recognition of operating lease right-of use assets	$670	$632
Initial recognition of operating lease obligations	$670	$632

Acquisition of controlling interest in Oakmont Capital Holdings, LLC
Non-cash assets acquired:
Loans held for sale	$10,914
Premises and equipment	37
Goodwill	2,592
Other assets	24
Total non-cash assets acquired	13,567
Liabilities assumed:
Other short-term borrowings	12,515
Accrued interest payable	74
Total liabilities assumed	12,589
Net non-cash assets acquired	$978
Cash and cash equivalents acquired	$4,259

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the "Company" or "Quaint Oak Bancorp") and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank, along with its wholly owned subsidiaries. At September 30, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2020 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2020 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for the following:

Goodwill and Intangible Assets. Intangible assets on the consolidated balance sheets represent the acquisition by Quaint Oak Insurance Agency of the renewal rights to the book of business on August 1, 2016 at a total cost of $1.0 million. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed an other intangible asset. The renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business. Also included in intangible assets is $2.6 million recognized as part of the acquisition of Oakmont Capital Holdings, LLC.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2021 and 2020, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,782,000	$1,008,000	$4,321,000	$2,171,000

Weighted average shares outstanding – basic	2,002,816	1,982,697	1,991,336	1,975,111
Effect of dilutive common stock equivalents	97,211	28,118	93,950	35,537
Adjusted weighted average shares outstanding – diluted	2,100,026	2,010,815	2,085,286	2,010,648

Basic earnings per share	$0.89	$0.51	$2.17	$1.10
Diluted earnings per share	$0.85	$0.50	$2.07	$1.08

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at the beginning of the period	$34	$6	$118	$20
Other comprehensive income (loss) before classifications	-	81	202	67
Amount reclassified from accumulated other comprehensive income (loss)	-	-	(286)	-
Total other comprehensive income (loss)	-	81	(84)	67
Balance at the end of the period	$34	$87	$34	$87

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months and the nine months ended September 30, 2021 and 2020 (in thousands):

Details About Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)				Affected Line Item in the Statement of Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized losses on investment securities available for sale	$-	$-	$362	$-	Gain on sales of investment securities available for sale
	-	-	(76)	-	Income taxes
	$-	$-	$286	$-

(1)	Amounts in parentheses indicate debits to net income.

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown below (in thousands):

	September 30, 2021	December 31, 2020
Due in one year or less	$4,781	$4,006
Due after one year through five years	3,111	5,457
Total	$7,892	$9,463

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,123	$36	$-	$4,159
Federal National Mortgage Association securities	146	7	-	153
Total mortgage-backed securities	4,269	43	-	4,312

Total available-for-sale-securities	$4,269	$43	$-	$4,312

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$4,887	$27	$(1)	$4,913
Federal National Mortgage Association securities	183	6	-	189
Total mortgage-backed securities	5,070	33	(1)	5,102
Debt securities:
Corporate notes	5,506	117	-	5,623
Total available-for-sale-securities	$10,576	$150	$(1)	$10,725

The amortized cost and fair value of mortgage-backed securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$-	$-
Due after ten years	$4,269	$4,312
Total	$4,269	$4,312

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2020 (in thousands):

	December 31, 2020
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	1	$681	$(1)	$-	$-	$681	$(1)

At September 30, 2021, there were no securities in an unrealized loss position. There were no impairment charges recognized during the three or nine months ended September 30, 2021 or 2020.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans:
One-to-four family residential:
Owner occupied	$10,178	$7,528
Non-owner occupied	42,120	38,884
Total one-to-four family residential	52,298	46,412
Multi-family (five or more) residential	24,420	24,043
Commercial real estate	156,684	131,820
Construction	13,535	4,775
Home equity	4,214	3,788
Total real estate loans	251,151	210,838

Commercial business(1)	138,680	154,387
Other consumer	13	17
Total Loans	389,844	365,242

Deferred loan fees and costs	(3,851)	(3,059)
Allowance for loan losses	(4,303)	(3,061)
Net Loans	$381,690	$359,122

______________

(1)  Includes $75.5 million and $93.3 million of PPP loans at September 30, 2021 and December 31, 2020, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,763	$415	$-	$-	$10,178
One-to-four family residential non-owner occupied	42,111	-	9	-	42,120
Multi-family residential	24,420	-	-	-	24,420
Commercial real estate	155,284	1,400	-	-	156,684
Construction	13,535	-	-	-	13,535
Home equity	4,214	-	-	-	4,214
Commercial business	134,883	3,797	-	-	138,680
Other consumer	13	-	-	-	13
Total	$384,223	$5,612	$9	$-	$389,844

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$6,942	$415	$171	$-	$7,528
One-to-four family residential non-owner occupied	38,567	-	317	-	38,884
Multi-family residential	24,043	-	-	-	24,043
Commercial real estate	129,236	2,292	292	-	131,820
Construction	4,775	-	-	-	4,775
Home equity	3,788	-	-	-	3,788
Commercial business	154,387	-	-	-	154,387
Other consumer	17	-	-	-	17
Total	$361,755	$2,707	$780	$-	$365,242

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2021 as well as the average recorded investment and related interest income for the period then ended (in thousands):

	September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$85	$-
One-to-four family residential non-owner occupied	9	9	-	9	1
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	23	-
Other consumer	-	-	-	-	-
				-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$85	$-
One-to-four family residential non-owner occupied	9	9	-	9	1
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	23	-
Other consumer	-	-	-	-	-
Total	$140	$140	$-	$248	$10

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At September 30, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of September 30, 2021. During the period ended September 30, 2021, no new loans were identified as TDRs. At December 31, 2020, the Company had two loans totaling $150,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of December 31, 2020. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

September 30, 2021
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

The contractual aging of the TDRs in the table above as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

September 30, 2021
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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2021 and recorded investment in loans receivable as of September 30, 2021 (in thousands):

	September 30, 2021
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$72	$356	$242	$1,617	$163	$26	$970	$300	$3,746
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	-	22	5	407	(28)	(4)	205	(50)	557
Ending balance	$72	$378	$247	$2,024	$135	$22	$1,175	$250	$4,303

For the Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs	-	-	-	-	-	-	(17)	-	(17)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(16)	16	18	737	73	2	429	-	1,259
Ending balance	$72	$378	$247	$2,024	$135	$22	$1,175	$250	$4,303

Ending balance evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$72	$378	$247	$2,024	$135	$22	$1,175	$250	$4,303

Loans receivable:
Ending balance:	$10,178	$42,120	$24,420	$156,684	$13,535	$4,214	$138,693		$389,844

Ending balance evaluated for impairment:
Individually	$-	$9	$-	$131	$-	$-	$-		$140
Collectively	$10,178	$42,111	$24,420	$156,553	$13,535	$4,214	$138,693		$389,704

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and nine months ended September 30, 2021, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three and nine months ended September 30, 2021, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the nine months ended September 30, 2021, due primarily to changes in quantitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

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

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
One-to-four family residential owner occupied	$-	$171
One-to-four family residential non-owner occupied	9	19
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$9	$190

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million and $643,000 at September 30, 2021 and December 31, 2020, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three and nine months ended September 30, 2021 and 2020 there was no interest income recognized on non-accrual loans on a cash basis. There was no interest income foregone on non-accrual loans for the three months ended September 30, 2021 and $1,000 for the nine months ended September 30, 2021. Interest income foregone on non-accrual loans was approximately $3,000 and $5,000 for the three and nine months ended September 30, 2020, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$525	$-	$525	$9,653	$10,178	$-
One-to-four family residential non-owner occupied	70	9	79	42,041	42,120	-
Multi-family residential	189	1,723	1,912	22,508	24,420	1,723
Commercial real estate	418	-	418	156,266	156,684	-
Construction	1,894	-	1,894	11,641	13,535	-
Home equity	-	-	-	4,214	4,214	-
Commercial business	756	-	756	137,924	138,680	-
Other consumer	-	-	-	13	13	-
Total	$3,852	$1,732	$5,584	$384,260	$389,844	$1,723

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$822	$171	$993	$6,535	$7,528	$-
One-to-four family residential non-owner occupied	189	66	255	38,629	38,884	66
Multi-family residential	1,947	-	1,947	22,096	24,043	-
Commercial real estate	569	387	956	130,864	131,820	387
Construction	1,783	-	1,783	2,992	4,775	-
Home equity	-	-	-	3,788	3,788	-
Commercial business	574	-	574	153,813	154,387	-
Other consumer	-	-	-	17	17	-
Total	$5,884	$624	$6,508	$358,734	$365,242	$453

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to the book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at September 30, 2021 was $283,000, which is net of accumulated amortization of $202,000. Amortization expense for the three months ended September 30, 2021 and 2020 amounted to approximately $12,000, respectively and for the nine months ended September 30, 2021 and 2020 amounted to $36,000 and $37,000, respectively.

On January 4, 2021 Quaint Oak Bank acquired a 51% controlling interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company. Based on an independent valuation of the assets and liabilities acquired it was determined that $2.6 million in goodwill be recognized as part of the transaction.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2021	December 31, 2020
Non-interest bearing checking accounts	$73,555	$54,202
Passbook accounts	14	8
Savings accounts	1,804	1,570
Money market accounts	191,303	99,638
Certificates of deposit	168,831	199,427
Total deposits	$435,507	$354,845

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$21,000	0.29%	$10,000	0.41%

Fixed rate borrowings maturing:
2021	1,000	2.21	5,000	2.20
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$24,193	2.01%	$28,193	2.03%

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings decreased $43.2 million, or 89.7%, to $5.0 million at September 30, 2021 from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Other short-term borrowings of $933,000 represents outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $11.0 million at September 30, 2021.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007. The Bank makes cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 7.75% per annum, with principal and interest to be paid quarterly in equal installments over 15 years pursuant to the terms of the original note. The loan is secured by the unallocated shares of common stock held by the ESOP. The final quarterly payment on the 2007 loan was made on September 30, 2021.

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and reported as unallocated common stock held by the ESOP in stockholders’ equity until released for allocation to participants. As the debt is repaid, shares are released from collateral and are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market value of the shares, and the shares become outstanding for earnings per share computations. During the three and nine months ended September 30, 2021, the Company recognized $65,000 and $187,000 of ESOP expense, respectively. During the three and nine months ended September 30, 2020, the Company recognized $40,000 and $129,000 of ESOP expense, respectively.

Stock Incentive Plans – Share Awards

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

As of September 30, 2021 a total of 18,845 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,200 share awards under the 2013 Stock Incentive Plan. The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of September 30, 2021 and 2020 and changes during the nine months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021		September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	28,266	$13.30	38,887	$13.30
Granted	-	-	-	-
Vested	(9,421)	13.30	(9,421)	13.30
Forfeited	-	-	(1,200)	13.30
Unvested at the end of the period	18,845	$13.30	28,266	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $31,000 and $32,000 of compensation expense, respectively. A tax benefit of approximately $7,000 was recognized during both the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $93,000 and $97,000 of compensation expense, respectively. A tax benefit of approximately $20,000 was recognized during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, approximately $214,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.6 years.

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

As of September 30, 2021, a total of 233,136 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 3,200 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of September 30, 2021 and 2020 and changes during the nine months ended September 30, 2021 and 2020 is as follows:

	2021			2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	240,636	$10.98	5.2	256,336	$10.87	6.0
Granted	-	-	-	-	-	-
Exercised	(7,500)	11.57	-	(12,500)	8.10	-
Forfeited	-		-	(3,200)	8.10	-
Outstanding at end of period	233,136	$10.96	4.5	240,636	$10.94	5.5
Exercisable at end of period	180,081	$10.28	5.6	161,054	$9.84	5.0

During both the three months ended September 30, 2021 and 2020, approximately $11,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. During both the nine months ended September 30, 2021 and 2020, approximately $33,000 of compensation expense on stock options was recognized. A tax benefit of approximately $2,000, was recognized during each of these periods. As of September 30, 2021, approximately $72,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.6 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2021 (in thousands):

	September 30, 2021
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available for sale:
Government National Mortgage Association mortgage-backed securities	$4,159	$-	$4,159	$-
Federal National Mortgage Association mortgage- backed securities	153	-	153	-
Total investment securities available for sale	$4,312	$-	$4,312	$-
Total recurring fair value measurements	$4,312	$-	$4,312	$-

Nonrecurring fair value measurements
Impaired loans	$140	$-	$-	$140
Other Real Estate Owned	489	-	-	489
Total nonrecurring fair value measurements	$629	$-	$-	$629

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$140	Appraisal of collateral (1)	Appraisal adjustments (2)		8%		(8%)

Other real estate owned	$489	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	-	12%	(12%)

	December 31, 2020
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$321	Appraisal of collateral (1)	Appraisal adjustments (2)		8%		(8%)

Other real estate owned	$286	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	-	12%	(12%)

________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2021 and December 31, 2020 (in thousands):

			Fair Value Measurements at
			September 30, 2021
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$7,892	$8,093	$-	$-	$8,093
Loans held for sale	106,828	109,562	-	109,562	-
Loans receivable, net	381,690	387,549	-	-	387,549

Financial Liabilities
Deposits	435,507	437,660	266,676	-	170,984
FHLB long-term borrowings	24,193	24,247	-	-	24,247
FRB long-term borrowings	4,964	4,962	-	-	4,962
Subordinated debt	7,924	8,393	-	-	8,393

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC and Oakmont Capital Holdings, LLC which are included in the Banking Segment for segment reporting purposes. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2021			2020
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$5,055	$(41)	$5,014	$2,948	$(82)	$2,866
Provision for Loan Losses	557	-	557	201	-	201
Net Interest Income after Provision for Loan Losses	4,498	(41)	4,457	2,747	(82)	2,665

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	555	49	604	250	150	400
Real estate sales commissions, net	79	-	79	68	-	68
Insurance commissions	133	-	133	130	-	130
Other fees and services charges	38	-	38	144	-	144
Loan servicing income	475	-	475	-	-	-
Income from bank-owned life insurance	21	-	21	20	-	20
Net gain on loans held for sale	960	906	1,866	-	1,209	1,209
Gain on sale of investment securities available for sale	-	-	-	-	-	-
Net gain on sale of other real estate owned	-	-	-	(110)	-	(110)
Gain on the sale of SBA loans	369	-	369	19	-	19
Total Non-Interest Income	2,630	955	3,585	521	1,359	1,880

Non-Interest Expense
Salaries and employee benefits	3,549	551	4,100	1,761	384	2,145
Directors’ fees and expenses	58	-	58	61	-	61
Occupancy and equipment	309	70	379	175	76	251
Data processing	158	76	234	119	58	177
Professional fees	90	17	107	95	17	112
FDIC deposit insurance assessment	97	-	97	38	-	38
Other real estate owned expenses	2	-	2	11	-	11
Advertising	96	14	110	61	14	75
Amortization of other intangible	12	-	12	12	-	12
Other	304	22	326	248	11	259
Total Non-Interest Expense	4,675	750	5,425	2,581	560	3,141

Pretax Segment Profit	$2,453	$164	$2,617	$687	$717	$1,404

Segment Assets	$496,120	$39,746	$535,866	$382,939	$39,364	$422,303

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Capital Holdings, LLC.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Nine Months Ended September 30,
	2021			2020
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$13,596	$(217)	$13,379	$7,935	$(169)	$7,766
Provision for Loan Losses	1,259	-	1,259	621	-	621
Net Interest Income after Provision for Loan Losses	12,337	(217)	12,120	7,314	(169)	7,145

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	1,393	264	1,657	602	443	1,045
Real estate sales commissions, net	143	-	143	131	-	131
Insurance commissions	373	-	373	347	-	347
Other fees and services charges	211	-	211	178	-	178
Loan servicing income	1,026	-	1,026	-	-	-
Income from bank-owned life insurance	61	-	61	59	-	59
Net gain on loans held for sale	2,005	2,411	4,416	-	2,816	2,816
Gain on sale of investment securities available for sale	362	-	362	-	-	-
Net gain on sale of other real estate owned	-	-	-	(92)	-	(92)
Gain on the sale of SBA loans	636	-	636	71	-	71
Total Non-Interest Income	6,210	2,675	8,885	1,296	3,259	4,555

Non-Interest Expense
Salaries and employee benefits	9,412	1,527	10,939	4,894	1,014	5,908
Directors’ fees and expenses	186	-	186	175	-	175
Occupancy and equipment	919	224	1,143	461	212	673
Data processing	415	226	641	345	129	474
Professional fees	436	52	488	287	52	339
FDIC deposit insurance assessment	221	-	221	85	-	85
Other real estate owned expenses	14	-	14	34	-	34
Advertising	296	41	337	183	41	224
Amortization of other intangible	36	-	36	37	-	37
Other	907	67	974	672	42	714
Total Non-Interest Expense	12,842	2,137	14,979	7,173	1,490	8,663

Pretax Segment Profit	$5,705	$321	$6,026	$1,437	$1,600	$3,037

Segment Assets	$496,120	$39,746	$535,866	$382,939	$39,364	$422,303

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Capital Holdings, LLC.

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

At September 30, 2021, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, and Quaint Oak Insurance Agency, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC, located in Chalfont, Pennsylvania, began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. In February 2020, Quaint Oak Bank opened a full-service retail banking office in Philadelphia, Pennsylvania. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

In October 2021, the Company formed Oakmont Commercial, LLC, a wholly-owned subsidiary of Quaint Oak Bank. This subsidiary will be based in Southampton, Pennsylvania and will operate as a multi-state specialty commercial real estate financing company.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of September 30, 2021. Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round the Company funded 854 PPP loans totaling $95.1 million. As of September 30, 2021, 831 of these first round PPP loans totaling $88.9 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million as of September 30, 2021. As of September 30, 2021, 304 of the second round PPP loans totaling $18.6 million have been forgiven under the SBA forgiveness program. For the three and nine months ended September 30, 2021, the Company recognized approximately $1.1 million and $3.0 million of deferred loan fees amortization related to PPP loans, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through December 31, 2020, the Bank used the FRB program to fund $52.1 million of PPP loans. Through September 30, 2021, the Bank paid off approximately $43.2 million of PPP loans pledged as collateral under the PPPLF program. Through September 30, 2021 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through September 30, 2021, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 23.5% of our September 30, 2021 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals.

Details with respect to total loan payment modifications made through September 30, 2021 are as follows:

	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at September 30, 2021
One-to-four family residential owner occupied	5	$2,070	20.3%
One-to-four family residential non-owner occupied	50	8,566	20.3
Multi-family residential	12	9,042	37.0
Commercial real estate	97	55,274	35.3
Construction	1	702	5.2
Home equity	4	254	6.0
Commercial business	62	14,685	10.6
Total	231	$90,593	23.7%

Of the 231 loans granted loan payment deferrals through September 30, 2021, five loans are still on deferral as of September 30, 2021.

Details with respect to loan payment deferrals still on deferral as of September 30, 2021 are as follows:

	As of September 30, 2021
	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at September 30, 2021
One-to-four family residential owner occupied	1	$415	0.1%
Commercial real estate	1	1,908	0.5
Commercial business	3	3,887	1.0
Total	5	$6,210	1.6%

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for Goodwill and Intangible Assets which is described in Note 1 of the notes to our financial statements.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

General. The Company’s total assets at September 30, 2021 were $535.9 million, an increase of $51.8 million, or 10.7%, from $484.1 million at December 31, 2020. This growth in total assets was primarily due to a $53.6 million, or 100.8%, increase in loans held for sale, and a $22.6 million, or 6.3%, increase in loans receivable, net. These increases were partially offset by a $19.6 million, or 57.8%, decrease in cash and cash equivalents and a $6.4 million, or 59.8%, decrease in investment securities available for sale at fair value. The largest increases within the loan portfolio occurred in commercial real estate which increased $24.9 million, or 18.9%, construction loans which increased $8.8 million, or 183.5%, one-to-four family non-owner occupied loans which increased $3.2 million, or 8.3%, and one-to-four family owner occupied loans which increased $2.7 million, or 35.2%. The increases within the loan portfolio were partially offset by commercial business loans which decreased $15.7 million, or 10.2%.

Cash and Cash Equivalents. Cash and cash equivalents decreased $19.6 million, or 57.8%, from $33.9 million at December 31, 2020 to $14.3 million at September 30, 2021, as excess liquidity was used primarily to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.6 million, or 16.6%, from $9.5 million at December 31, 2020 to $7.9 million at September 30, 2021 as seven interest-earning time deposits matured and were not renewed during the nine months ended September 30, 2021.

Investment Securities Available for Sale. Investment securities available for sale decreased $6.4 million, or 59.8%, from $10.7 million at December 31, 2020 to $4.3 million at September 30, 2021, as the Company sold four corporate notes totaling $5.5 million and realized $362,000 of gains on the transactions.

Loans Held for Sale. Loans held for sale increased $53.6 million, or 100.8%, from $53.2 million at December 31, 2020 to $106.8 million at September 30, 2021 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $162.0 million of one-to-four family residential loans during the nine months ended September 30, 2021 and sold $184.4 million of loans in the secondary market during this same period. Additionally, the Bank reclassified $17.4 million of equipment loans from loans receivable, net, to loans held for sale, received $9.8 million of loans held for sale from the formation of Oakmont Capital Holdings LLC, and originated $98.4 million in equipment loans held for sale during the nine months ended September 30, 2021. During the nine months ended September 30, 2021 the Company sold $49.6 million of equipment loans.

Loans Receivable, Net. Loans receivable, net, increased $22.6 million, or 6.3%, to $381.7 million at September 30, 2021 from $359.1 million December 31, 2020. This increase was funded primarily from deposits. Increases within the portfolio occurred in commercial real estate loans which increased $24.9 million, or 18.9%, construction loans which increased $8.8 million, or 183.5%, one-to-four family residential non-owner occupied loans which increased $3.2 million, or 8.3%, one-to-four family residential owner occupied loans which increased $2.7 million, or 35.2%, home equity loans which increased $426,000, or 11.2%, and multi-family residential loans which increased $377,000, or 1.6%. These increases were partially offset by commercial business loans which decreased $15.7 million, or 10.2%, and other consumer loans which decreased $4,000, or 23.5%. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Other Real Estate Owned. Other real estate owned (OREO) amounted to $489,000 at September 30, 2021 consisting of one property that is collateral for a non-performing construction loan. During the nine months ended September 30, 2021, the Company made $203,000 of capital improvements to the property. Non-performing assets amounted to $2.2 million, or 0.41% of total assets at September 30, 2021 compared to $929,000, or 0.19% of total assets at December 31, 2020.

Deposits. Total deposits increased $80.7 million, or 22.7%, to $435.5 million at September 30, 2021 from $354.8 million at December 31, 2020. This increase in deposits was primarily attributable to increases of $91.7 million, or 92.0%, in money market accounts, and $19.4 million, or 35.7%, in non-interest bearing checking accounts. The increase in deposits was partially offset by a $30.6 million, or 15.3%, decrease in certificates of deposit. The increase in non-interest bearing checking accounts was primarily due to the checking accounts opened by PPP loan customers.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $7.0 million, or 18.3%, to $45.2 million at September 30, 2021 from $38.2 million at December 31, 2020. During the nine months ended September 30, 2021, the Company used excess liquidity to pay down $10.0 million of FHLB short-term and $4.0 million of FHLB long-term borrowings. During the second and third quarters of 2021, the Company borrowed $10.0 million and $11.0 million, respectively, of short-term FHLB advances to provide additional liquidity in anticipation of loan funding needs. Federal Reserve Bank (FRB) long-term borrowings decreased $43.2 million, or 89.7%, to $5.0 million at September 30, 2021 from $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Other short-term borrowings increased to $933,000 at September 30, 2021 from none at December 31, 2020, representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans.

Stockholders’ Equity. Total stockholders’ equity increased $6.3 million, or 21.9%, to $35.0 million at September 30, 2021 from $28.7 million at December 31, 2020. Contributing to the increase was noncontrolling interest of $2.2 million, net income attributable to Quaint Oak Bancorp, Inc. for the nine months ended September 30, 2021 of $4.3 million, common stock earned by participants in the employee stock ownership plan of $187,000, amortization of stock awards and options under our stock compensation plans of $126,000, the reissuance of treasury stock for exercised stock options of $87,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $53,000 and net gain attributable to noncontrolling interest of $12,000. These increases were partially offset by dividends paid of $618,000, other comprehensive loss, net of $84,000, and the purchase of treasury stock of $25,000.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income amounted to $1.8 million for the three months ended September 30, 2021, an increase of $774,000, or 76.8%, compared to net income of $1.0 million for the three months ended September 30, 2020. The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $2.1 million and an increase in non-interest income of $1.7 million, partially offset by an increase in non-interest expense of $2.3 million, an increase in the provision for income taxes of $306,000, and an increase in the provision for loan losses of $356,000.

Net Interest Income. Net interest income increased $2.1 million, or 74.9%, to $5.0 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. The increase was driven by a $1.8 million, or 42.5%, increase in interest income and a $354,000, or 26.1%, decrease in interest expense.

Interest Income. The $2.1 million or 74.9% increase in net interest income for the three months ended September 30, 2021 over the comparable period in 2020 was driven by a $1.8 million, or 42.5%, increase in interest income. The increase in interest income was primarily due to a $128.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $360.5 million for the three months ended September 30, 2020 to an average balance of $488.5 million for the three months ended September 30, 2021, and had the effect of increasing interest income $1.4 million. Also contributing to the increase in interest income was a 36 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.51% for the three months ended September 30, 2020 to 4.87% for the three months ended September 30, 2021, and had the effect of increasing interest income $442,000. The increase in yield was primarily due to the increase in amortization of deferred loan fees related to forgiven PPP loans.

Interest Expense. The $354,000, or 26.1%, decrease in interest expense was primarily attributable to an 82 basis point decrease in rate on average certificate of deposit accounts, which decreased from 1.86% for the three months ended September 30, 2020 to 1.04% for the three months ended September 30, 2021, and had the effect of decreasing interest expense by $344,000. Interest expense on deposits continues to be actively managed to lower our cost of funds. This decrease was also partially attributable to a $29.8 million decrease in average certificate of deposit accounts which decreased from an average balance of $198.0 million for the three months ended September 30, 2020 to an average balance of $168.2 million for the three months ended September 30, 2021, and had the effect of decreasing interest expense $138,000. This decrease in interest expense was partially offset by a $139.8 million increase in average money market accounts which increased from an average balance of $52.7 million for the three months ended September 30, 2020 to an average balance of $192.5 million for the three months ended September 30, 2021, and had the effect of increasing interest expense by $294,000. This increase in money market interest expense was partially offset by a 29 basis point decrease in the rate on average money market accounts, which decreased from 0.84% for the three months ended September 30, 2020 to 0.55% for the three months ended September 30, 2021, and had the effect of decreasing interest expense by $142,000. The average interest rate spread increased from 2.58% for the three months ended September 30, 2020 to 3.62% for the three months ended September 30, 2021 while the net interest margin increased from 2.84% for the three months ended September 30, 2020 to 3.82% for the three months ended September 30, 2021.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$23,162	$5	0.09%	$21,931	$4	0.07%
Investment in interest-earning time deposits	7,917	46	2.32	9,599	61	2.54
Investment securities available for sale	4,487	7	0.62	10,826	78	2.88
Loans receivable, net (1) (2)	488,518	5,944	4.87	360,473	4,060	4.51
Investment in FHLB stock	1,648	15	3.64	1,322	20	6.05
Total interest-earning assets	525,732	6,017	4.58%	404,151	4,223	4.18%
Non-interest-earning assets	15,013			14,089
Total assets	$540,745			$418,240
Interest-bearing liabilities:
Passbook accounts	$14	$-	* %	$7	$-	* %
Savings accounts	1,766	1	0.23	2,035	1	0.20
Money market accounts	192,515	263	0.55	52,697	111	0.84
Certificate of deposit accounts	168,204	438	1.04	197,985	920	1.86
Total deposits	362,499	702	0.77	252,724	1,032	1.63
FHLB short-term borrowings	13,163	8	0.24	87	-	*
FHLB long-term borrowings	24,193	124	2.05	29,193	152	2.07
FRB long-term borrowings	8,976	8	0.36	48,881	43	0.35
Subordinated debt	7,919	130	6.57	7,885	130	6.59
Other short-term borrowings	1,071	31	11.58	-	-	-
Total interest-bearing liabilities	417,821	1,003	0.96%	338,770	1,357	1.60%
Non-interest-bearing liabilities	94,725			52,536
Total liabilities	512,546			391,306
Stockholders’ Equity	28,199			26,934
Total liabilities and Stockholders’ Equity	$540,745			$418,240
Net interest-earning assets	$107,911			$65,381
Net interest income; average interest rate spread		$5,014	3.62%		$2,866	2.58%
Net interest margin (3)			3.81%			2.84%
Average interest-earning assets to average interest-bearing liabilities			125.83%			119.30%

________________________

*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $356,000, or 177.1%, to $557,000 for the three months ended September 30, 2021 from $201,000 for the three months ended September 30, 2020. The increase in the provision for loan losses for the three months ended September 30, 2021 over the three months ended September 30, 2020 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at September 30, 2021.

Non-performing loans amounted to $1.7 million, or 0.45%, of net loans receivable at September 30, 2021, one loan of which was on non-accrual status and one loan was 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $643,000 or 0.18% of net loans receivable at December 31, 2020, consisting of five loans, two loans of which were on non-accrual status and three loans were 90 days or more past due and accruing interest. The non-performing loans at September 30, 2021 include one one-to-four family residential non-owner occupied and one multi-family residential loan, and both are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.13% at September 30, 2021 and 0.85% at December 31, 2020. Excluding PPP loans, which are 100% guaranteed by the SBA, the allowance for loan losses to total loans was 1.41% at September 30, 2021.

Non-Interest Income. Non-interest income increased $1.7 million, or 90.7%, from $1.9 million for the three months ended September 30, 2020 to $3.6 million for the three months ended September 30, 2021. The increase was primarily attributable to a $657,000, or 54.3%, increase in net gain on loans held for sale,  $475,000 in loan servicing income compared to none in the same prior year period, a $350,000 increase in gain on sales from SBA loans, a $204,000, or 51.0%, increase in mortgage banking, equipment lending, and title abstract fees, a $110,000 increase in net gains on sale and write-downs of other real estate owned, an $11,000, or 16.2%, increase in real estate sales commissions, net and a $3,000, or 2.3%, increase in insurance commissions. The increases in net gain on loans held for sale, loan servicing income, and mortgage banking, equipment lending, and title abstract fees were primarily attributable to Oakmont’s results for the three months ended September 30, 2021. These increases were partially offset by a $106,000, or 73.6%, decrease in other fees and service charges.

Non-Interest Expense. Total non-interest expense increased $2.3 million, or 72.7%, from $3.1 million for the three months ended September 30, 2020 to $5.4 million for the three months ended September 30, 2021, primarily due to a $2.0 million, or 91.1%, increase in salaries and employee benefits expense, a $128,000, or 51.0%, increase in occupancy and equipment expense, a $67,000, or 25.9%, increase in other expense, a $59,000, or 155.3%, increase in FDIC deposit insurance assessment, a $57,000, or 32.2%, increase in data processing expense, and a $35,000, or 46.7%, increase in advertising expense. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the three months ended September 30, 2021 also contributed to the increases in occupancy and equipment expense, professional fees, and advertising expense. The increase in non-interest expense was partially offset by a $9,000, or 81.8%, decrease in other real estate owned expense, a $5,000, or 4.5%, decrease in professional fees and a $3,000, or 4.9%, decrease in Directors’ fees and expenses.

Provision for Income Tax. The provision for income tax increased $306,000, or 77.3%, from $396,000 for the three months ended September 30, 2020 to $702,000 for the three months ended September 30, 2021 due primarily to the increase in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income amounted to $4.3 million for the nine months ended September 30, 2021, an increase of $2.2 million, or 99.0%, compared to net income of $2.2 million for the nine months ended September 30, 2020. The increase in net income on a comparative nine-month basis was primarily the result of an increase in net interest income of $5.6 million and an increase in non-interest income of $4.3 million, partially offset by an increase in non-interest expense of $6.3 million, an increase in the provision for income taxes of $827,000, and an increase in the provision for loan losses of $638,000.

Net Interest Income. Net interest income increased $5.6 million, or 72.3%, to $13.4 million for the nine months ended September 30, 2021 from $7.8 million for the nine months ended September 30, 2020. The increase was driven by a $4.8 million, or 40.4%, increase in interest income and a $791,000, or 19.0%, decrease in interest expense.

Interest Income. The $5.6 million or 72.3% increase in net interest income for the nine months ended September 30, 2021 over the comparable period in 2020 was driven by a $4.8 million, or 40.4%, increase in interest income. The increase in interest income was primarily due to a $167.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $311.1 million for the nine months ended September 30, 2020 to an average balance of $478.9 million for the nine months ended September 30, 2021, and had the effect of increasing interest income $6.2 million. This increase in interest income was partially offset by a 33 basis point decrease in the yield on average loans receivable, net, including loans held for sale, which decreased from 4.90% for the nine months ended September 30, 2020 to 4.57% for the nine months ended September 30, 2021, and had the effect of decreasing interest income $1.2 million. The decline in loan yield is primarily the result of lower yielding PPP loans funded from the second quarter of 2020 through the second quarter of 2021 and the impact of the Federal Reserve’s 150 basis point rate cuts in March 2020, partially offset by the increase in the amortization of deferred loan fees related to forgiven PPP loans.

Interest Expense. The $791,000, or 19.0%, decrease in interest expense was primarily attributable to a 90 basis point decrease in rate on average certificate of deposit accounts, which decreased from 2.07% for the nine months ended September 30, 2020 to 1.17% for the nine months ended September 30, 2021, and had the effect of decreasing interest expense by $1.2 million. Interest expense on deposits continues to be actively managed to lower our cost of funds. Also contributing to this decrease was a $13.1 million decrease in average certificate of deposit accounts which decreased from an average balance of $192.7 million for the nine months ended September 30, 2020 to an average balance of $179.6 million for the nine months ended September 30, 2021, and had the effect of decreasing interest expense $204,000. This decrease in interest expense was partially offset by a $129.1 million increase in average money market accounts which increased from an average balance of $37.7 million for the nine months ended September 30, 2020 to an average balance of $166.8 million for the nine months ended September 30, 2021, and had the effect of increasing interest expense by $793,000. This increase in money market interest expense was partially offset by a 19 basis point decrease in the rate on average money market accounts, which decreased from 0.82% for the nine months ended September 30, 2020 to 0.63% for the nine months ended September 30, 2021, and had the effect of decreasing interest expense by $234,000. The decrease in interest expense was also partially offset by an increase in average other borrowings of $4.0 million which had the effect of increasing interest expense by $127,000. The average interest rate spread increased from 2.68% for the nine months ended September 30, 2020 to 3.20% for the nine months ended September 30, 2021, while the net interest margin increased from 2.97% for the nine months ended September 30, 2020 to 3.41% for the nine months ended September 30, 2021.

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

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$27,624	$23	0.11%	$17,804	$70	0.52%
Investment in interest-earning time deposits	8,154	155	2.53	9,859	185	2.50
Investment securities available for sale	6,553	92	1.87	8,877	180	2.70
Loans receivable, net (1) (2)	478,864	16,422	4.57	311,097	11,423	4.90
Investment in FHLB stock	1,483	57	5.12	1,361	69	6.76
Total interest-earning assets	522,678	16,749	4.27%	348,998	11,927	4.56%
Non-interest-earning assets	15,232			14,212
Total assets	$537,910			$363,210
Interest-bearing liabilities:
Passbook accounts	$11	$-	* %	$6	$-	* %
Savings accounts	1,605	2	0.17	1,920	3	0.21
Money market accounts	166,791	791	0.63	37,713	232	0.82
Certificate of deposit accounts	179,589	1,577	1.17	192,735	2,987	2.07
Total deposits	347,996	2,370	0.91	232,374	3,222	1.85
FHLB short-term borrowings	5,462	14	0.34	1,343	31	3.08
FHLB long-term borrowings	26,255	392	1.99	28,918	452	2.08
FRB long-term borrowings	29,733	77	0.35	24,454	66	0.36
Subordinated debt	7,910	390	6.57	7,876	390	6.60
Other short-term borrowings	4,022	127	4.21	-	-	-
Total interest-bearing liabilities	421,378	3,370	1.07%	294,965	4,161	1.88%
Non-interest-bearing liabilities	89,534			41,808
Total liabilities	510,912			336,773
Stockholders’ Equity	26,998			26,437
Total liabilities and Stockholders’ Equity	$537,910			$363,210
Net interest-earning assets	$101,300			$54,033
Net interest income; average interest rate spread		$13,379	3.20%		$7,766	2.68%
Net interest margin (3)			3.41%			2.97%
Average interest-earning assets to average interest-bearing liabilities			124.04%			118.32%

________________________

*	Not meaningful.
(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $638,000, or 102.7%, to $1.3 million for the nine months ended September 30, 2021 from $621,000 for the nine months ended September 30, 2020. The increase in the provision for loan losses for the nine months ended September 30, 2021 over the nine months ended September 30, 2020 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, which includes the impact of the COVID-19 pandemic, prior loan loss experience and amount of non-performing loans at September 30, 2021.

Non-Interest Income. Non-interest income increased $4.3 million, or 95.1%, from $4.6 million for the nine months ended September 30, 2020 to $8.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to a $1.6 million, or 56.8%, increase in net gain on loans held for sale,  $1.0 million in loan servicing income, compared to none in the same prior year period, a $612,000, or 58.6%, increase in mortgage banking, equipment lending, and title abstract fees, a $565,000, or 795.8%, increase in gain on sales from SBA loans, a $362,000 gain on sale of investment securities available for sale compared to none in the same prior year period, a $92,000 increase in net gains on sale and write-downs of other real estate owned, a $33,000, or 18.5%, increase in other fees and service charges, a $26,000, or 7.5%, increase in insurance commissions, and a $12,000, or 9.2%, increase in real estate sales commissions, net. The increases in net gain on loans held for sale, loan servicing income, and mortgage banking, equipment lending, and title abstract fees were primarily attributable to Oakmont’s results for the nine months ended September 30, 2021. The increase in other fees and service charges was primarily due to the increase in loan prepayment fees.

Non-Interest Expense. Total non-interest expense increased $6.3 million, or 72.9%, from $8.7 million for the nine months ended September 30, 2020 to $15.0 million for the nine months ended September 30, 2021, primarily due to a $5.0 million, or 85.2%, increase in salaries and employee benefits expense, a $470,000, or 69.8%, increase in occupancy and equipment expense, a $260,000, or 36.4%, increase in other expense, a $167,000, or 35.2%, increase in data processing expense, a $149,000, or 44.0%, increase in professional fees, a $136,000, or 160.0%, increase in FDIC deposit insurance assessment, a $113,000, or 50.4%, increase in advertising expense, and an $11,000, or 6.3%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the nine months ended September 30, 2021 also contributed to the increases in occupancy and equipment expense, professional fees, and advertising expense. The increase in non-interest expense was partially offset by a $20,000, or 58.8%, decrease in other real estate owned expense.

Provision for Income Tax. The provision for income tax increased $827,000, or 95.5%, from $866,000 for the nine months ended September 30, 2020 to $1.7 million for the nine months ended September 30, 2021 due primarily to the increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2021 of $2.5 million, a $1.8 million, or 257.1%, increase from the same period in 2020. This increase in PTSP was primarily due to a $2.1 million, or 71.5%, increase in net interest income and a $2.1 million, or 404.8%, increase in non-interest income. These increases were partially offset by a $2.1 million, or 81.1%, increase in non-interest expense and a $356,000, or 177.1% increase in the provision for loan losses. The increase in non-interest income was primarily due to a $960,000 gain on the sale of equipment loans, $475,000 in loan servicing income, and a $305,000, or 122.0%, increase in equipment lending and title abstract fees. The increase in non-interest expense was primarily due to a $1.8 million, or 101.5%, increase in salaries and employee benefits expense, a $134,000, or 76.6%, increase in occupancy and equipment expense, and a $56,000, or 22.6% increase in other expenses.

Our Mortgage Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2021 of $164,000, a $553,000, or 77.1%, decrease from the same period in 2020. The decrease in PTSP was primarily due to a $190,000, or 33.9%, increase in non-interest expense, and a $404,000, or 29.7%, decrease in non-interest income. The decrease in non-interest income was primarily due to a $303,000, or 25.1% decrease net gain on loans held for sale. The increase in non-interest expense was primarily due to a $167,000, 43.5%, increase in salaries and employee benefits, and an $18,000, or 31.0%, increase in data processing. The decrease in PTSP was partially offset by a $41,000, or 50.0%, increase in net-interest income.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2021 of $5.7 million, a $4.3 million, or 297.0%, increase from the same period in 2020. This increase in PTSP was primarily due to a $5.7 million, or 71.3%, increase in net interest income and a $4.9 million, or 379.2%, increase in non-interest income. These increases were partially offset by a $5.7 million, or 79.0%, increase in non-interest expense and a $638,000, or 102.7% increase in the provision for loan losses. The increase in non-interest income was primarily due to a $2.0 million gain on the sale of equipment loans, $1.0 million increase in loan servicing income, and a $791,000, or 131.4%, increase in equipment lending and title abstract fees. The increase in non-interest expense was primarily due to a $4.5 million, or 92.3%, increase in salaries and employee benefits expense, a $458,000, or 99.3% increase in occupancy and equipment expense, and a $235,000, or 35.0% increase in other expenses.

Our Mortgage Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2021 of $321,000, a $1.3 million, or 79.9%, decrease from the same period in 2020. The decrease in PTSP was primarily due to a $647,000, or 43.4%, increase in non-interest expense, a $584,000, or 17.9% decrease in non-interest income, and a $48,000, or 28.4%, decrease in net-interest income. The decrease in non-interest income was primarily due to a $405,000, or 14.4% decrease net gain on loans held for sale. The increase in non-interest expense was primarily due to a $513,000, 50.6%, increase in salaries and employee benefits, and a $97,000, or 75.2%, increase in data processing.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At September 30, 2021, the Company's cash and cash equivalents amounted to $14.3 million. At such date, the Company also had $4.8 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2021, Quaint Oak Bank had outstanding commitments to originate loans of $40.2 million, commitments under unused lines of credit of $36.9 million, and $5.4 million under standby letters of credit.

At September 30, 2021, certificates of deposit scheduled to mature in one year or less totaled $55.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds.  As of September 30, 2021, we had $45.2 million of borrowings from the FHLB and had $213.4 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances.  In addition, as of September 30, 2021 Quaint Oak Bank had $925,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia.  There were no borrowings under this facility at September 30, 2021.  The Bank also has borrowing capacity with the FRB under the PPPLF program in the amount of outstanding pledged PPP loans. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $11.0 million at September 30, 2021. As of September 30, 2021, there were $933,000 of outstanding balances on these two lines of credit.

Total stockholders’ equity increased $6.3 million, or 21.9%, to $35.0 million at September 30, 2021 from $28.7 million at December 31, 2020. Contributing to the increase was noncontrolling interest of $2.2 million, net income attributable to Quaint Oak Bancorp, Inc. for the nine months ended September 30, 2021 of $4.3 million, common stock earned by participants in the employee stock ownership plan of $187,000, amortization of stock awards and options under our stock compensation plans of $126,000, the reissuance of treasury stock for exercised stock options of $87,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $53,000 and net gain attributable to noncontrolling interest of $12,000. These increases were partially offset by dividends paid of $618,000, other comprehensive loss, net of $84,000, and the purchase of treasury stock of $25,000.For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At September 30, 2021, Quaint Oak Bank exceeded each of its capital requirements with ratios of 7.32%, 10.51%, 10.51% and 11.71%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At September 30, 2021, we had unfunded commitments under lines of credit of $36.9 million, $40.2 million of commitments to originate loans, and $5.4 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s repurchases of its common stock made during the quarter ended September 30, 2021 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 – July 31, 2021	-	$-	-	24,375
August 1, 2021 – August 31, 2021	-	-	-	24,375
September 1, 2021 – September 30, 2021	-	-	-	24,375
Total	-	$-	-	24,375

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer