Form 10-K
period 2021-12-31
QUAINT OAK BANCORP INC
filed 2022-03-31
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes  ☐        No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $18.25 on June 30, 2021, the last day of the Registrant’s second quarter was $24,129,256 (2,004,015 shares outstanding less 681,864 shares held by affiliates at $18.25 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 22, 2022: 2,012,642
DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)         Portions of the Annual Report to Shareholders for the year ended December 31, 2021 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)         Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business.

General

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, was organized in 2007 as the holding company for Quaint Oak Bank. Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007. Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates through three banking locations: the main office location in Southampton, Pennsylvania and regional banking offices in Allentown, located in the Lehigh Valley area of Pennsylvania, and a Philadelphia, Pennsylvania location. The Bank also has a mortgage office in Philadelphia and an insurance agency and real estate sales office in New Britain Township, Pennsylvania. Quaint Oak Bank, through its subsidiary companies, conducts mortgage banking, multi-state specialty commercial real estate financing, real estate sales, title abstract and insurance businesses. As of January 4, 2021, the Bank holds a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.

As of December 31, 2021, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania. As of December 31, 2021, Quaint Oak Bancorp had $554.1 million of total assets, $447.2 million of total deposits and $36.9 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 6.7% of total assets as of December 31, 2021.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in commercial real estate, residential, multi-family, construction, and home equity loans secured by property in our market area. The Bank also invests in commercial business loans, specialty commercial real estate loans, and to a lesser extent other consumer loans. In addition, Quaint Oak Bank offers mortgage banking, real estate sales, title abstract and insurance services through its subsidiary companies. Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round the Company funded 854 PPP loans totaling $95.1 million. As of December 31, 2021, 849 of these first round PPP loans totaling $90.7 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million as of December 31, 2021. As of December 31, 2021, 678 of the second round PPP loans totaling $49.9 million have been forgiven under the SBA forgiveness program. the Company recognized approximately $4.4 million and $996,000 of deferred loan fees amortization related to PPP loans for the years ended December 31, 2021 and December 31, 2020, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through December 31, 2020, the Bank used the FRB program to fund $52.1 million of PPP loans. The Bank paid off approximately $48.2 million of PPP loans pledged as collateral under the PPPLF program and had $3.9 million of outstanding advances with the FRB at December 31, 2021. The Bank did not use the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through December 31, 2021, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 21.9% of our December 31, 2021 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals.

         Details with respect to total loan payment modifications made through December 31, 2021 are as follows:

	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at December 31, 2021
One-to-four family residential owner occupied	5	$2,070	21.2%
One-to-four family residential non-owner occupied	50	8,566	22.1
Multi-family residential	12	9,042	30.8
Commercial real estate	97	55,274	30.1
Construction	1	702	4.4
Home equity	4	254	5.4
Commercial business	62	14,685	11.2
Total	231	$90,593	21.9%

Of the 231 loans granted loan payment deferrals through December 31, 2021, two loans are still on deferral as of December 31, 2021.

Details with respect to loan payment deferrals still on deferral as of December 31, 2021 are as follows:
	As of December 31, 2021
	Number of COVID-19 Deferments	Balance (in thousands)	Percent of Total Loans at December 31, 2021
Commercial business	2	$3,797	0.9%
Total	2	$3,797	0.9%

It is too early to determine if current active modified loans will perform in accordance with their modified terms.

Quaint Oak Bank’s Lending Activities

        General. At December 31, 2021, the net loan portfolio of Quaint Oak Bank amounted to $404.0 million, representing approximately 72.9% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, and to a lesser extent, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. At December 31, 2021, commercial real estate loans amounted to $183.8 million, or 44.4% of its total loan portfolio. Commercial business loans totaled $129.6 million, or 31.5%, of the total loan portfolio at December 31, 2021.  At December 31, 2021, one-to-four family residential loans amounted to $48.5 million or 11.7% of its total loan portfolio of which $38.8 million, or 9.4%, of the total loan portfolio consisted of non-owner occupied properties and $9.8 million, or 2.4%, of the total loan portfolio consisted of owner occupied properties. Multi-family residential loans totaled $29.3 million, or 7.0%, of the total loan portfolio at December 31, 2021. Construction loans totaled $15.8 million, or 3.8%, of the total loan portfolio at December 31, 2021. Home equity loans totaled $4.7 million, or 1.1%, of the total loan portfolio at December 31, 2021.

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

         Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $6.3 million at December 31, 2021. At December 31, 2021, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $4.9 million, $4.6 million, $4.3 million, $4.2 million, and $4.1 million. The loans consisted of one commercial business loans, one multi-family residential, and three commercial real estate loans. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2021.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2021		2020
	Amount	%	Amount	%
		(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$9,779	2.4%	$7,528	2.1%
Non-owner occupied	38,752	9.4	38,884	10.6
Total one-to-four family residential loans	48,531	11.8	46,412	12.7

Multi-family (five or more) residential	29,344	7.1	24,043	6.6
Commercial real estate	183,822	44.6	131,820	36.1
Construction	15,843	3.9	4,775	1.3
Home equity loans	4,706	1.1	3,788	1.0
Total real estate loans	282,246	56.7	210,838	57.7

Commercial business (2)	129,608	31.5	154,387	42.3
Other consumer	12	--	17	--
Total loans	411,866	100.0%	365,242	100.0%
Less:
Deferred loan fees and costs	(2,638)		(3,059)
Allowance for loan losses	(5,262)		(3,061)
Net loans	$403,966		$359,122
____________________
(1)    Does not include mortgage loans held for sale of $17.4 million and $53.2 million at December 31, 2021 and 2020, respectively.
(2)    Does not include equipment loans held for sale of $90.4 million at December 31, 2021.

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

The following table shows our total loans originated and repaid during the periods indicated. We did not purchase any loans in 2021 or 2020.

	Year Ended December 31,
	2021	2020
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$211,850	$203,948
One-to-four family residential non-owner occupied (2)	29,471	11,758
Multi-family residential	10,151	4,919
Commercial real estate	79,636	33,423
Construction	8,935	3,587
Home equity	--	1,176
Commercial business (3)	342,455	121,281
Other consumer	--	23
Total loan originations	682,498	380,115
Loans sold	(362,498)	(162,797)
Loan principal repayments	(212,624)	(57,580)
Total loans sold and principal repayments	(575,122)	(220,377)
Decreases due to other items, net (4)	(7,900)	(3,045)
Net increase in loan portfolio	$99,476	$156,693
____________________
(1)         Includes $208.2 million and $200.6 million of loans originated for sale in 2021 and 2020, respectively.
(2)         Includes $17.5 million and $6.5 million of loans originated for sale in 2021 and 2020, respectively.
(3)         Includes $88.4 and $95.1 million of SBA PPP loans originated in 2021 and 2020, respectively. Includes $164.3 million of equipment loans originated for sale in 2021.
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

       Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2021, before giving effect to net items, and excluding loans held for sale. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$-	$2,963	$2,713	$7,614	$4,537	$--	$7,336	$25,163
After one year through three years	51	12,527	4,337	39,701	5,025	239	31,949	93,829
After three years through five years	34	11,527	8,920	78,962	1,766	324	80,560	182,093
After five years through 15 years	807	8,735	10,809	49,179	2,621	4,143	6,892	83,186
After 15 years	8,887	3,000	2,565	8,366	1,894	--	2,883	27,595
Total	$9,779	$38,752	$29,344	$183,822	$15,843	$4,706	$129,620	$411,866

The following table shows the dollar amount of our loans at December 31, 2021 due after December 31, 2022 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$462	$9,317	$9,779
One-to-four family residential non-owner occupied	19,594	16,195	35,789
Multi-family residential	13,780	12,851	26,631
Commercial real estate	115,205	61,003	176,208
Construction	--	11,306	11,306
Home equity	320	4,386	4,706
Commercial business and other consumer	78,989	43,295	122,284
Total	$228,350	$158,353	$386,703

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

         One-to-Four Family Residential Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2021, $9.8 million, or 2.4%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans. A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans. At December 31, 2021, $38.8 million, or 9.4%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

          One-to-Four Family Residential Loans Originated for Sale. Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards. Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights. For the year ended December 31, 2021, Quaint Oak Mortgage LLC originated $225.7 million of owner and non-owner occupied residential loans for sale and sold $261.5 million of these loans in the secondary market. For the year ended December 31, 2020, loans originated for sale through Quaint Oak Mortgage LLC totaled $207.1 million and $162.8 million of these loans were sold in the secondary market.

Multi-Family Residential Loans. Quaint Oak Bank originates loans for multi-unit (five or more) residential properties. These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years. Generally, the loan-to-value ratio does not exceed 75%. These loans are underwritten with the same criteria and procedures as commercial real estate loans. At December 31, 2021, $29.3 million, or 7.1%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

         Commercial Real Estate Loans. Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2021, $183.8 million, or 43.4% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area. At December 31, 2021, approximately 37% of total commercial real estate loans were owner occupied.

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

         Construction Loans. Our construction loans are generally originated for the purpose of building or renovating a single family residential home. Generally, we do not make construction loans for speculative development. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property. Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2021, $15.8 million, or 3.8% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans. Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes. Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans. At December 31, 2021, $4.7 million, or 1.1% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

         Commercial Business Loans. Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. At December 31, 2021, $129.6 million, or 31.5% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans. At December 31, 2021, commercial business loans include $42.6 million of SBA PPP loans. During the year ended December 31, 2021 the Bank originated $164.3 million in equipment loans held for sale. During the year ended December 31, 2021, the Bank sold $101.1 million of equipment loans.

         Other Consumer Loans. Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers. At December 31, 2021, $12,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

         Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect. There were $9,000 and $190,000 of non-accrual loans at December 31, 2021 and 2020, respectively.

         Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. There was no other real estate owned as of December 31, 2021, and $286,000 of other real estate owned at December 31, 2020.

  Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2021.

	December 31, 2021
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	3	$809	-	$-
One-to-four family residential-non-owner occupied	2	285	1	9
Multi-family residential	-	-	-	-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
Home equity	-	-	-	-
Commercial business and other consumer	3	367	-	-
Total delinquent loans	8	$1,461	1	$9
Delinquent loans to total net loans		0.36%		0.00%
Delinquent loans to total loans		0.35%		0.00%

              Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2021	2020
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$--	$171
One-to-four family residential-non-owner occupied	9	19
Multi-family residential	--	--
Commercial real estate	--	--
Construction	--	--
Home equity	--	--
Commercial business loans and other consumer	--	--
Total non-accruing loans	9	190
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	--	66
One-to-four family residential-non-owner occupied	--	--
Multi-family residential	--	--
Commercial real estate	--	387
Construction	--	--
Home equity	--	--
Commercial business loans and other consumer	--	--
Total accruing loans 90 days or more past due	--	453
Total non-performing loans (1)	9	643
Other real estate owned, net	--	286
Total non-performing assets	9	929
Troubled debt restructurings (2)	131	150
Total non-performing assets and troubled debt restructurings	$140	$1,079
Total non-performing loans as a percentage of loans, net	*n/m	0.18%
Total non-performing loans as a percentage of total assets	*n/m	0.13%
Total non-performing assets as a percentage of total assets	*n/m	0.19%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	*n/m	0.22%
__________________
(1)         Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)         Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.
*n/m      Not Meaningful

           At December 31, 2021, we had two loans totaling $140,000 that were identified as troubled debt restructurings (“TDR”), one of which was performing in accordance with its modified terms and one was on non-accrual. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses. At December 31, 2021, Quaint Oak Bank’s allowance for loan losses amounted to $5.3 million. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

         While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

         The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2021	2020
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$403,966	$359,122

Average loans outstanding (1)	$379,896	$307,448

Allowance for loan losses, beginning of period	$3,061	$2,231
Provision for loan losses	2,201	830
Charge-offs:
Commercial business	(17)	--
Total charge-offs	(17)	--
Recoveries on loans previously charged-off:
Commercial business	17	--
Total recoveries	17	--
Allowance for loan losses, end of period	$5,262	$3,061

Allowance for loan losses as a percent of non-performing loans	n/m%*	475.8%
Allowance for loan losses as a percent of total loans	1.29%	0.85%
Non-performing loans as a percent of total loans	0.00%	0.18%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%
____________________
(1) Excludes loans held for sale.
 *n/m         Not meaningful

                 There were no net charge-offs for the years ended December 31, 2021 or 2020.

          The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2021		2020
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$73	2.4%	$88	3.1%
One-to-four family residential non- owner occupied	292	9.4	362	12.9
Multi-family residential	249	7.1	229	8.2
Commercial real estate	2,475	44.4	1,287	45.8
Construction	119	3.8	62	2.2
Home equity	29	1.1	20	0.7
Commercial business and other consumer	1,625	31.8	763	27.1
Unallocated	400	--	250	--
Total	$5,262	100.0%	$3,061	100.0%

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

         Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon our needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2021, we had $4.0 million of securities classified as available for sale and no securities classified as held to maturity or trading.

         The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2021, the Company held $7.9 million in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank. The FHLB has paid dividends on the capital stock in each quarter of 2020 and 2021.

         The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2021	2020
	(In Thousands)
Interest-earning time deposits with other financial institutions	$7,924	$9,463
Mortgage-backed securities:
Government National Mortgage Association	3,882	4,913
Federal National Mortgage Association	151	189
Debt securities:
Corporate notes	--	5,623
Investment in FHLB stock	2,178	1,665
Total	$14,135	$21,853

           The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2021.

	Amounts at December 31, 2021 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$4,487	2.52%	$3,437	1.56%	$--	--%	$--	--%
Mortgage-backed securities:
Government National Mortgage Association	--	--	--	--	--	--	3,859	0.68
Federal National Mortgage Association	--	--	--	--	--	--%	144	1.79
	$4,487	2.52%	$3,437	1.56%	$--	--%	$4,004	0.72%

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

        Deposits. Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms. Our deposit accounts consist of certificates of deposit, money market and other savings products, including non-interest bearing business and consumer checking accounts. Quaint Oak Bank generally does not solicit deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit, however the Bank does use a listing service for certificates of deposit. At December 31, 2021, approximately 31.1% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2021		2020
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$131,614	29.4%	$84,894	23.9%
1.00% - 1.99%	15,245	3.4	37,771	10.6
2.00% - 2.99%	25,267	5.7	69,026	19.5
3.00% - 3.99%	7,784	1.7	7,736	2.2
Total certificate accounts	179,910	40.2	199,427	56.2
Transaction accounts:
Non-interest bearing checking accounts	64,730	14.5	54,202	15.3
Passbook accounts	10	--	8	--
Savings accounts	1,828	0.4	1,570	0.4
Money market accounts	200,688	44.9	99,638	28.1
Total transaction accounts	267,256	59.8	155,418	43.8
Total deposits	$447,166	100.0%	$354,845	100.0%

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2021			2020
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$11	$--	--%	$6	$--	--%
Savings accounts	1,655	3	0.20	1,826	4	0.20
Money market accounts	174,126	1,048	0.60	47,351	392	0.83
Certificates of deposit	178,721	2,012	1.13	195,401	3,820	1.95
Total interest-bearing deposits	$354,513	$3,063	0.86%	$244,584	$4,216	1.74%
Non-interest bearing deposits	$75,918	$--	--%	$37,218	$--	--%
Total deposits	$430,431	$3,063	0.86%	$281,802	$4,216	1.50%

Uninsured deposits as of December 31, 2021 and 2020 are estimated based on regulatory reporting requirements to be $153.1 million and $76.9 million, respectively.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended December 31,
	2021	2020

	(In Thousands)
Increase before interest credited	$89,420	$123,109
Interest credited	2,901	4,278
Total increase in deposits	$92,321	$127,387

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2021.

	Balance at December 31, 2021 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2022	2023	2024	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$49,227	$47,292	$21,642	$13,453	$131,614
1.00% - 1.99%	8,820	2,382	1,966	2,077	15,245
2.00% - 2.99%	9,527	10,599	5,141	--	25,267
3.00% - 3.99%	--	3,259	4,525	--	7,784
Total certificate accounts	$67,574	$63,532	$33,274	$15,530	$179,910

The following table shows the maturities of our certificates of deposit of more than $250,000 at December 31, 2021 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2022	$1,490	1.15%
December 31, 2022	2,102	1.15
After December 31, 2022	4,642	1.80
Total certificates of deposit with balances of more than $250,000	$8,234	1.52%

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

         As of December 31, 2021, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $276.9 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $49.2 million and $38.2 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, Quaint Oak Bank has $899,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia under the discount window program. There were no borrowings under this facility at December 31, 2021 or 2020. The Bank also has borrowing capacity with the FRB under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF) program in the amount of the outstanding pledged PPP loans that totaled $42.6 million at December 31, 2021. Quaint Oak Bank’s outstanding advances with the FRB under the PPPLF program were $3.9 million as of December 31, 2021.

         The following table shows certain information regarding our short-term borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2021	2020
	(Dollars in Thousands)
FHLB short-term borrowings:
Average balance outstanding	$10,405	$3,292
Maximum amount outstanding at any month-end during the period	26,000	20,000
Balance outstanding at end of period	26,000	10,000
Average interest rate during the period	0.30%	1.12%
Weighted average interest rate at end of period	0.28%	0.41%

Federal Home Loan Bank long-term borrowings and the weighted interest rate consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
Fixed rate borrowings maturing:	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
2021	$--	--%	$5,000	2.20%
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$23,193	2.00%	$28,193	2.03%

Federal Reserve Bank long-term borrowings decreased to $3.9 million at December 31, 2021 compared to $48.1 million at December 31, 2020 as the Company paid off PPP loans pledged as collateral under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (PPPLF). Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years. These borrowings are paid off as the PPP loans pledged as collateral are forgiven through the SBA PPP loan forgiveness program.

Total Employees

          We had 114 full-time employees and no part-time employees at December 31, 2021. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

           As of December 31, 2021, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Our operating strategy is based on strong personal service and operating efficiency.

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

Competition

          Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates of deposit, Quaint Oak Bank also faces intense competition from money market mutual funds and national savings products. Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits with the exception of using a listing agent for certificates of deposit. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

          If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2021, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

          Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2021, 67% of its portfolio assets meet the requirements.

          Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation. See “-Regulation of Quaint Oak Bank - Capital Requirements.” Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. In 2018, the Act increased the asset threshold to $3.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2021, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

          In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2021, was in compliance with the above restrictions.

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

        Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated and total trading assets and liabilities of five percent or less of total consolidated assets. Quaint Oak qualifies for the exclusion from Volcker Rule restrictions.

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

          The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016 and exceeded 1.35% effective as of September 30, 2018. Small institutions received credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied credits of $7,000 to Quaint Oak Bank’s assessments due in 2021. In 2021, the FDIC announced that all credits have been remitted and the credit program has ended.

           The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

          At December 31, 2021, Quaint Oak Bank’s capital exceeded all applicable capital requirements. See Note 18 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

          The Act required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Quaint Oak Bank has not utilized the community bank leverage ratio.

          CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

●
The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2020) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2021. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. Quaint Oak Bank is applying this guidance to qualifying COVID-19 Modifications.

●
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

          Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2021, Quaint Oak Bank’s capital ratios exceeded each of its capital requirements.

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

          At December 31, 2021, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

          As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2021, Quaint Oak Bank was in compliance with this requirement.

          Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2021, Quaint Oak Bank was in compliance with these reserve requirements.

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

          Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2021, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

          Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2018.

State and Local Taxation

             Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for 2021 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1B. Unresolved Staff Comments.

         Not applicable.

Item 2. Properties.

         The following table provides certain information as of December 31, 2021 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania, our insurance agency office in Chalfont, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)

501-503 Knowles Avenue	Leased	03/01/2022(1)	$33	$320,550
Southampton, Pennsylvania 18966
1710 Union Boulevard	Owned	NA	1,471	120,486
Allentown, Pennsylvania 18019
117-21 Spring Garden Street (Suite A)	Leased	2/28/2040	101	28,337
Philadelphia, Pennsylvania 19123
4275 County Line Road (Suite #14)	Leased	5/31/2027(2)	35	Not applicable
Chalfont, Pennsylvania 18914
100 Spring Garden Street	Leased	8/31/2038(3)	--	Not applicable
Philadelphia, Pennsylvania 19123
1244 Hamilton Street (Suite 200 & 201)	Leased	9/30/2021(4)	--	Not applicable
Allentown, Pennsylvania 18102

_________________
(1)	Such lease has a five year renewal option which would commence on April 1, 2022 and end on March 31, 2027.
(2)	Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.
(3)	Such lease has a five year renewal options which would commence on September 1, 2039 and end on August 31, 2044.
(4)	Such lease was executed on October 1, 2020 and commenced on October 1, 2020. Such lease has a one year renewal option which would commence on October 1, 2021 and end on September 30, 2022.

Item 3. Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.” As of March 22, 2022 Quaint Oak Bancorp had 2,012,642 common shares outstanding held of record by 155 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

            (b)         Not applicable.

(c)         Purchases of Equity Securities

            Quaint Oak Bancorp’s repurchases of its common stock made during the quarter ended December 31, 2021, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 – October 31, 2021	--	$--	--	24,375
November 1, 2021 – November 30, 2021	--	--	--	24,375
December 1, 2021 – December 31, 2021	--	--	--	24,375
Total	--	$--	--	24,375

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 2 to 19 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 21 to 70 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

         (b) Management’s Annual Report on Internal Control over Financial Reporting

         Management of Quaint Oak Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect Quaint Oak Bancorp’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of Quaint Oak Bancorp’s assets that could have a material effect of the financial statements.

         Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2021. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

        (c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2022 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

        Equity Compensation Plan Information. The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2013 and 2018 Stock Incentive Plans. Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	251,981(1)	$11.14(1)	53,400
Equity compensation plans not approved by security holders	--	--	--
Total	251,981	$11.14	53,400
___________________
(1)         Includes 18,845 shares subject to restricted stock grants which were not vested as of December 31, 2021. The weighted-average exercise price excludes such restricted stock grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Transactions with Certain Related Persons” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         (1)         The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB Firm ID 74)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

(2)         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)         Exhibits

            The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note	(2)
4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(3)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(4)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(5)
10.3	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(6)
10.4	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(7)
10.5	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(8)
10.6	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(9)
10.7	Form of Subordinated Note Purchase Agreement	(2)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith
___________________
*         Denotes management compensation plan or arrangement.
(1)      Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007
           (File No. 333-141474).

(Footnotes continued on following page)

____________________
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

QUAINT OAK BANCORP, INC.

	By:	/s/Robert T. Strong
March 30, 2022		Robert T. Strong President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive Officer	March 30, 2022
Robert T. Strong

/s/John J. Augustine	Executive Vice President and Chief Financial	March 30, 2022
John J. Augustine	Officer

/s/Robert J. Phillips	Chairman	March 30, 2022
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 30, 2022
George M. Ager, Jr.

/s/James J. Clarke	Director	March 30, 2022
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 30, 2022
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 30, 2022
Kenneth R. Gant