Form 10-Q
period 2022-03-31
QUAINT OAK BANCORP INC
filed 2022-05-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2022, 2,031,646 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2022	2021
Assets	(In thousands, except share data)
Due from banks, non-interest-bearing	$427	$854
Due from banks, interest-bearing	43,587	9,851
Cash and cash equivalents	44,014	10,705
Investment in interest-earning time deposits	6,961	7,924
Investment securities available for sale	3,774	4,033
Loans held for sale	56,867	107,823
Loans receivable, net of allowance for loan losses (2022 $5,941; 2021 $5,262)	437,307	403,966
Accrued interest receivable	2,776	3,139
Investment in Federal Home Loan Bank stock, at cost	3,098	2,178
Bank-owned life insurance	4,158	4,137
Premises and equipment, net	2,703	2,653
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	210	222
Prepaid expenses and other assets	3,694	4,762
Total Assets	$568,135	$554,115
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$76,309	$64,731
Interest-bearing	382,326	382,435
Total deposits	458,635	447,166
Federal Home Loan Bank short-term borrowings	23,000	26,000
Federal Home Loan Bank long-term borrowings	23,193	23,193
Federal Reserve Bank long-term borrowings	3,349	3,895
Subordinated debt	7,941	7,933
Other short-term borrowings	916	-
Accrued interest payable	298	174
Advances from borrowers for taxes and insurance	2,497	2,856
Accrued expenses and other liabilities	8,342	5,989
Total Liabilities	528,171	517,206
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,016,517 and 2,011,313 outstanding at March 31, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	15,813	15,685
Treasury stock, at cost: 760,733 and 765,937 shares at March 31, 2022 and December 31, 2021, respectively	(4,955)	(4,977)
Accumulated other comprehensive income	2	23
Retained earnings	26,057	24,030
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	36,945	34,789
Noncontrolling Interest	3,019	2,120
Total Stockholders' Equity	$39,964	$36,909
Total Liabilities and Stockholders’ Equity	$568,135	$554,115

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Interest Income
Interest on loans, including fees	$6,570	$4,743
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	73	146
Total Interest Income	6,643	4,889

Interest Expense
Interest on deposits	620	876
Interest on Federal Home Loan Bank short-term borrowings	22	6
Interest on Federal Home Loan Bank long-term borrowings	112	139
Interest on Federal Reserve Bank long-term borrowings	3	40
Interest on subordinated debt	130	130
Interest on other short-term borrowings	9	70
Total Interest Expense	896	1,261
Net Interest Income	5,747	3,628
Provision for Loan Losses	679	254
Net Interest Income after Provision for Loan Losses	5,068	3,374

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	637	531
Real estate sales commissions, net	61	31
Insurance commissions	116	107
Other fees and services charges	171	345
Income from bank-owned life insurance	21	19
Net gain on loans held for sale	4,101	1,215
Gain on the sale of SBA loans	133	201
Gain on the sale of investment securities available for sale	-	317
Total Non-Interest Income	5,240	2,766

Non-Interest Expense
Salaries and employee benefits	4,591	3,400
Directors' fees and expenses	71	68
Occupancy and equipment	420	377
Data processing	197	205
Professional fees	184	163
FDIC deposit insurance assessment	116	51
Other real estate owned expenses	-	9
Advertising	208	105
Amortization of other intangible	12	12
Other	384	329
Total Non-Interest Expense	6,183	4,719

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
	(In thousands, except for share data)
Income before Income Taxes	$4,125	$1,421
Income Taxes	861	424
Net Income	$3,264	$997
Net Income (Loss) Attributable to Noncontrolling Interest	$1,016	$(33)
Net Income Attributable to Quaint Oak Bancorp, Inc.	$2,248	$1,030

Earnings per share - basic	$1.12	$0.52
Average shares outstanding - basic	2,013,638	1,980,007
Earnings per share - diluted	$1.05	$0.50
Average shares outstanding - diluted	2,137,122	2,066,411

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net Income	$3,264	$997

Other Comprehensive Income (Loss):
Unrealized (losses) gains on investment securities available-for-sale	(27)	244
Income tax effect	6	(52)
Reclassification adjustment for gain on sale of investment securities included in net income	-	(317)
Income tax effect	-	67
Other comprehensive loss	(21)	(58)

Total Comprehensive Income	$3,243	$939
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	$1,016	$(33)
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$2,227	$972

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2021

					Unallocated	Accumulated
	Common Stock				Common	Other
	Number of		Additional		Stock Held	Compre-		Non-	Total
	Shares		Paid-in	Treasury	by Benefit	hensive	Retained	controlling	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Interest	Equity
	(In thousands, except share data)
BALANCE -
DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated
by ESOP (3,607 shares)			41		18				59

Treasury stock purchase	(276)			(5)					(5)

Reissuance of treasury
stock under 401(k) Plan	1,231		12	8					20

Reissuance of treasury
stock for exercised stock
options	2,000		4	12					16
Stock based compensation
expense			43						43

Noncontrolling interest
initial contribution								2,236	2,236

Cash dividends declared
($0.09 per share)							(179)		(179)

Net income attributable
to Quaint Oak Bancorp,
Inc.							1,030	(33)	997

Other comprehensive loss, net						(58)			(58)

BALANCE – MARCH 31, 2021	1,989,483	$28	$15,382	$(5,099)	$(33)	$60	$19,316	$2,203	$31,857

For the Three Months Ended March 31, 2022

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income	Earnings	Interest	Equity
	(In thousands, except share data)
BALANCE -
DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Common stock allocated by ESOP
(4,000 shares)	4,000		66	25				91

Treasury stock purchase	(638)			(14)				(14)

Reissuance of treasury stock under
401(k) Plan	842		13	5				18

Reissuance of treasury stock for
exercised stock options	1,000		7	6				13

Stock based compensation expense			42					42

Cash dividends declared ($0.11 per
share)						(221)		(221)

Noncontrolling interest member
distribution							(117)	(117)

Net income						2,248	1,016	3,264

Other comprehensive loss, net					(21)			(21)

BALANCE -
MARCH 31, 2022	2,016,517	$28	$15,813	$(4,955)	$2	$26,057	$3,019	$39,964

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,264	$997
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	679	254
Depreciation of premises and equipment	89	111
Amortization of operating right-of-use assets	71	38
Amortization of subordinated debt issuance costs	8	8
Amortization of other intangible	12	12
Net amortization of securities premiums	(2)	5
Accretion of deferred loan fees and costs, net	(832)	(793)
Stock-based compensation expense	133	102
Gain on the sale of investment securities available for sale	-	(317)
Net gain on loans held for sale	(4,101)	(1,215)
Loans held for sale-originations	(102,252)	(84,893)
Loans held for sale-proceeds	157,309	76,471
Gain on the sale of SBA loans	(133)	(201)
Increase in the cash surrender value of bank-owned life insurance	(21)	(19)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	362	(523)
Prepaid expenses and other assets	1,002	808
Accrued interest payable	124	133
Accrued expenses and other liabilities	2,354	285
Net Cash Provided by (Used in) Operating Activities	58,066	(8,737)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(590)	-
Redemption of interest-earning time deposits	1,553	1,499
Principal repayments on investment securities available for sale	-	250
Proceeds from the sale of investment securities available for sale	236	4,323
Net increase in loans receivable	(33,056)	(51,645)
Purchase of Federal Home Loan Bank stock	(920)	-
Redemption of Federal Home Loan Bank stock	-	400
Acquisition, net of cash acquired	-	1,259
Capitalized expenditures on other real estate owned	-	(30)
Purchase of premises and equipment	(139)	(147)
Net Cash Used in Investing Activities	(32,916)	(44,091)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	6,507	95,064
Net increase (decrease) in certificate accounts	4,962	(10,192)
Decrease in advances from borrowers for taxes and insurance	(359)	(706)
Repayments of Federal Home Loan Bank short-term borrowings	(26,000)	(10,000)
Proceeds from Federal Home Loan Bank short-term borrowings	23,000	-
Repayments of Federal Reserve Bank long-term borrowings	(546)	(4,608)
Proceeds from other borrowings	916	-
Repayments of other borrowings	-	(7,832)
Dividends paid	(221)	(179)
Noncontrolling interest capital distribution	(117)	-
Purchase of treasury stock	(14)	(5)
Proceeds from the reissuance of treasury stock	18	20
Proceeds from the exercise of stock options	13	16
Net Cash Provided by Financing Activities	8,159	61,578
Net Increase in Cash and Cash Equivalents	33,309	8,750
Cash and Cash Equivalents – Beginning of Year	10,705	33,913
Cash and Cash Equivalents – End of Year	$44,014	$42,663

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$771	$1,054
Cash payments for income taxes	$107	$85
Initial recognition of operating lease right-of use assets	$-	$670
Initial recognition of operating lease obligations	$-	$670

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the Bank”), along with its wholly owned subsidiaries. At March 31, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2021 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2021 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K, except for the following:

Goodwill and Intangible Assets. Intangible assets on the consolidated balance sheets represent the acquisition by Quaint Oak Insurance Agency of the renewal rights to a book of business on August 1, 2016 at a total cost of $1.0 million. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed an other intangible asset. The renewal rights are being amortized over a ten year period based upon the annual retention rate of the book of business. Also included in goodwill is $2.1 million recognized as part of the acquisition of Oakmont Capital Holdings, LLC.

The Company will complete a goodwill and other intangible asset analysis at least on an annual basis or more often if events and circumstances indicate that there may be impairment.

Recent Accounting Pronouncements Not Yet Adopted. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Reclassifications. Certain items in the 2021 consolidated financial statements have been reclassified to conform to the presentation in the 2022 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements. The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2022 and 2021, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2022	2021
Net Income Attributable to Quaint Oak Bancorp, Inc.	$2,248,000	$1,030,000

Weighted average shares outstanding – basic	2,013,638	1,980,007
Effect of dilutive common stock equivalents	123,484	86,403
Adjusted weighted average shares outstanding – diluted	2,137,122	2,066,411

Basic earnings per share	$1.12	$0.52
Diluted earnings per share	$1.05	$0.50

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2022	2021
Balance at the beginning of the period	$23	$118
Other comprehensive income (loss) before classifications	(21)	192
Amount reclassified from accumulated other comprehensive income (loss)	-	(250)
Total other comprehensive loss	(21)	(58)
Balance at the end of the period	$2	$60

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

Details About Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (1)		Affected Line Item in the Statement of Income
	For the Three Months Ended March 31,
	2022	2021
Sale of securities available for sale	$-	$317	Gain on sales of investment securities
Tax effect	-	(67)	Income taxes
Total reclassification for the period	$-	$250

_______________________

(1)         Amounts in parentheses indicate debits.

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2022 and December 31, 2021, by contractual maturity, are shown below (in thousands):

	March 31, 2022	December 31, 2021
Due in one year or less	$4,474	$4,487
Due after one year through five years	2,487	3,437
Total	$6,961	$7,924

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2022 and December 31, 2021 are summarized below (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,631	$4	$(6)	$3,629
Federal National Mortgage Association securities	140	5	-	145
Total available-for-sale-securities	$3,771	$9	$(6)	$3,774

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,860	$22	$-	$3,882
Federal National Mortgage Association securities	144	7	-	151
Total available-for-sale-securities	$4,004	$29	$-	$4,033

The amortized cost and fair value of mortgage-backed securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$-	$-
Due after ten years	$3,771	$3,774
Total	$3,771	$3,774

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2022 (in thousands):

	March 31, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	7	$2,220	$(6)	$-	$-	$2,220	$(6)

At December 31, 2021, there were no securities in an unrealized loss position. There were no impairment charges recognized during the three months ended March 31, 2022 or 2021.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans:
One-to-four family residential:
Owner occupied	$12,319	$9,779
Non-owner occupied	38,035	38,752
Total one-to-four family residential	50,354	48,531
Multi-family (five or more) residential	41,331	29,344
Commercial real estate	197,761	183,822
Construction	17,617	15,843
Home equity	4,581	4,706
Total real estate loans	311,644	282,246

Commercial business(1)	133,429	129,608
Other consumer	10	12
Total Loans	445,083	411,866

Deferred loan fees and costs	(1,835)	(2,638)
Allowance for loan losses	(5,941)	(5,262)
Net Loans	$437,307	$403,966

(1) Includes $23.0 million and $42.6 million of PPP loans at March 31, 2022 and December 31, 2021, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$12,319	$-	$-	$-	$12,319
One-to-four family residential non-owner occupied	38,026	-	9	-	38,035
Multi-family residential	39,608	1,723	-	-	41,331
Commercial real estate	195,853	-	1,908	-	197,761
Construction	17,617	-	-	-	17,617
Home equity	4,581	-	-	-	4,581
Commercial business	131,682	-	1,747	-	133,429
Other consumer	10	-	-	-	10
Total	$439,696	$1,723	$3,664	$-	$445,083

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,365	$414	$-	$-	$9,779
One-to-four family residential non-owner occupied	38,743	-	9	-	38,752
Multi-family residential	27,621	1,723	-	-	29,344
Commercial real estate	181,914	-	1,908	-	183,822
Construction	15,843	-	-	-	15,843
Home equity	4,706	-	-	-	4,706
Commercial business	125,725	-	3,883	-	129,608
Other consumer	12	-	-	-	12
Total	$403,929	$2,137	$5,800	$-	$411,866

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2022 as well as the average recorded investment and related interest income for the period then ended (in thousands):

March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	1,723	1,723	-	1,723	36
Commercial real estate	131	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	1,723	1,723	-	1,723	36
Commercial real estate	131	131	-	131	3
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,863	$1,863	$-	$1,863	$39

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2021 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$66	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	12
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	18	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$66	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	-	-	-	-	-
Commercial real estate	131	131	-	131	12
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	18	-
Other consumer	-	-	-	-	-
Total	$140	$140	$-	$224	$12

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At March 31, 2022 and December 31, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of March 31, 2022. During the period ended March 31, 2022, no new loans were identified as TDRs. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

March 31, 2022
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	9	9	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$140	$9	$131	$-

December 31, 2021
	Number of Contracts	Recorded Investment	Non- Accrual	Accruing	Related Allowance
One-to-four family residential owner occupied	-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	1	9	9	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	1	131	-	131	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	2	$140	$9	$131	$-

The contractual aging of the TDRs in the table above as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

March 31, 2022
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

December 31, 2021
	Current	Past Due 30-89 Days	90 Days or More Past Due	Non- Accrual	Total
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	9	9
Multi-family residential	-	-	-	-	-
Commercial real estate	131	-	-	-	131
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$131	$-	$-	$9	$140

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At March 31, 2022 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three months ended March 31, 2022 and recorded investment in loans receivable as of March 31, 2022 (in thousands):

	March 31, 2022
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	26	13	215	162	13	(1)	251	-	679
Ending balance	$99	$305	$464	$2,637	$132	$28	$1,876	$400	$5,941

Ending balance evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$99	$305	$464	$2,637	$132	$28	$1,876	$400	$5,941

Loans receivable:
Ending balance:	$12,319	$38,035	$41,331	$197,761	$17,617	$4,581	$133,439		$445,083

Ending balance evaluated for impairment:

Individually	$-	$9	$1,723	$131	$-	$-	$-		$1,863
Collectively	$12,319	$38,026	$39,608	$197,630	$17,617	$4,581	$133,439		$443,220

The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the multi-family residential loan portfolio class for the three months ended March 31, 2022 due primarily to qualitative and quantitative factors in this portfolio class. The Bank also allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2022, due primarily to changes in quantitative factors in this portfolio class.

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

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2021 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2021 (in thousands):

	December 31, 2021
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs	--	--	--	--	--	--	(17)	--	(17)
Recoveries	--	--	--	--	--	--	17	--	17
Provision	(15)	(70)	20	1,188	57	9	862	150	2,201
Ending balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262

Ending balance evaluated for impairment:
Individually	$--	$--	$--	$--	$--	$--	$--	$--	$-
Collectively	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262

Loans receivable:
Ending balance	$9,779	$38,752	$29,344	$183,822	$15,843	$4,706	$129,620	$411,866

Ending balance evaluated for impairment:
Individually	$-	$9	$-	$131	$-	$-	$-	140
Collectively	$9,779	$38,743	$29,344	$183,691	$15,843	$4,706	$129,620	$411,726

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the year ended December 31, 2021, due primarily to changes in volume and qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the year ended December 31, 2021, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the multi-family loan portfolio class for the year ended December 31, 2021, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the year ended December 31, 2021, due primarily to changes in quantitative and qualitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic. In this regard, the Bank increased the unallocated component of the allowance for the year ended December 31, 2021 to cover uncertainties that could affect management’s estimate of probable losses primarily associated with the COVID-19 pandemic.

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	9	9
Multi-family residential	-	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$9	$9

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$564	$-	$564	$11,755	$12,319	$-
One-to-four family residential non-owner occupied	1,245	9	1,254	36,781	38,035	-
Multi-family residential	-	1,723	1,723	39,608	41,331	1,723
Commercial real estate	339	-	339	197,422	197,761	-
Construction	-	-	-	17,617	17,617	-
Home equity	39	-	39	4,542	4,581	-
Commercial business	1,660	-	1,660	131,769	133,429	-
Other consumer	-	-	-	10	10	-
Total	$3,847	$1,732	$5,579	$439,504	$445,083	$1,723

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing

One-to-four family residential owner occupied	$809	$-	$809	$8,970	$9,779	$-
One-to-four family residential non- owner occupied	285	9	294	38,458	38,752	-
Multi-family residential	-	-	-	29,344	29,344	-
Commercial real estate	-	-	-	183,822	183,822	-
Construction	-	-	-	15,843	15,843	-
Home equity	-	-	-	4,706	4,706	-
Commercial business	367	-	367	129,241	129,608	-
Other consumer	-	-	-	12	12	-
Total	$1,461	$9	$1,470	$410,396	$411,866	$-

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million at March 31, 2022 and $9,000 at December 31, 2021. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2022 and 2021 there was no interest income recognized on non-accrual loans on a cash basis. There was no interest income foregone on non-accrual loans for the three months ended March 31, 2022 and $3,000 for the three months ended March 31, 2021.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at March 31, 2022 was $210,000, which is net of accumulated amortization of $275,000. Amortization expense for the three months ended March 31, 2022 and 2021 amounted to approximately $12,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2022	December 31, 2021
Non-interest bearing checking accounts	$76,309	$64,730
Passbook accounts	5	10
Savings accounts	1,880	1,828
Money market accounts	195,568	200,688
Certificates of deposit	184,873	179,910
Total deposits	$458,635	$447,166

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$23,000	0.45%	$26,000	0.28%

Fixed rate borrowings maturing:
2022	7,171	2.10	7,171	2.10
2023	7,000	2.16	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$23,193	2.01%	$23,193	2.00%

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings decreased $546,000, or 14.0%, to $3.3 million at March 31, 2022 from $3.9 million at December 31, 2021 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

Other short-term borrowings of $916,000 represents outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $11.0 million at March 31, 2022.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. Using proceeds from a loan from the Company, the ESOP purchased 8%, or 222,180 shares of the Company’s then outstanding common stock in the open market during 2007. The loan bore an interest rate of 7.75% per annum, with principal and interest paid quarterly in equal installments over 15 years pursuant to the terms of the original note. The loan was secured by the unallocated shares of common stock held by the ESOP. The Bank made cash contributions to the ESOP on a quarterly basis sufficient to enable the ESOP to make the required loan payments to the Company until the loan was repaid in full as of September 30, 2021.

During the first quarter of 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000. During the three months ended March 31, 2022 and 2021, the Company recognized $91,000 and $59,000 of ESOP expense, respectively.

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

As of March 31, 2022 a total of 18,845 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,200 share awards under the 2013 Stock Incentive Plan. The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of March 31, 2022 and 2021 and changes during the three months ended March 31, 2022 and 2021 is as follows:

	March 31, 2022		March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	18,845	$13.30	28,266	$13.30
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	18,845	$13.30	28,266	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $31,000 and $32,000 of compensation expense, respectively. A tax benefit of approximately $7,000 was recognized during both the three months ended March 31, 2022 and 2021. As of March 31, 2022, approximately $137,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.2 years.

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

As of March 31, 2022, a total of 232,136 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 3,200 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of March 31, 2022 and 2021 and changes during the three months ended March 31, 2022 and 2021 is as follows:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	233,136	$10.96	4.2	240,636	$10.98	5.2
Granted	-	-	-	-	-	-
Exercised	(1,000)	13.30	-	(2,000)	8.10	-
Forfeited	-		-	-	-	-
Outstanding at end of period	232,136	$10.95	4.1	238,636	$11.00	5.0
Exercisable at end of period	179,081	$10.26	5.6	159,054	$9.86	5.5

During both the three months ended March 31, 2022 and 2021, approximately $11,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. As of March 31, 2022, approximately $50,000 in additional compensation expense will be recognized over the remaining service period of approximately 1.1 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2021 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk. Loans are considered a Level 3 classification.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2022 (in thousands):

	March 31, 2022
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$3,629	$-	$3,629	$-
Federal National Mortgage Association mortgage- backed securities	145	-	145	-
Total investment securities available for sale	$3,774	$-	$3,774	$-
Total recurring fair value measurements	$3,774	$-	$3,774	$-

Nonrecurring fair value measurements
Impaired loans	$1,863	$-	$-	$1,863
Total nonrecurring fair value measurements	$1,863	$-	$-	$1,833

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

	December 31, 2021
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$3,882	$-	$3,882	$-
Federal National Mortgage Association mortgage- backed securities	151	-	151	-
Total investment securities available for sale	$4,033	$-	$4,033	$-
Total recurring fair value measurements	$4,033	$-	$4,033	$-

Nonrecurring fair value measurements
Impaired loans	$140	$-	$-	$140
Total nonrecurring fair value measurements	$140	$-	$-	$140

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,863	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

	December 31, 2021
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$140	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2022 and December 31, 2021 (in thousands):

			Fair Value Measurements at
			March 31, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$6,961	$7,076	$-	$-	$7,076
Loans held for sale	56,867	59,517	-	59,517	-
Loans receivable, net	437,307	443,068	-	-	443,068

Financial Liabilities
Deposits	458,635	460,275	273,762	-	186,513
FHLB long-term borrowings	23,193	23,160	-	-	23,160
FRB long-term borrowings	3,349	3,349	-	-	3,349
Subordinated debt	7,941	8,207	-	-	8,207

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

			Fair Value Measurements at
			December 31, 2021
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$7,924	$8,091	$-	$-	$8,091
Loans held for sale	107,823	112,843	-	112,843	-
Loans receivable, net	403,966	409,203	-	-	409,203

Financial Liabilities
Deposits	447,166	446,576	267,255	-	179,321
FHLB long-term borrowings	23,193	23,231	-	-	23,231
FRB long-term borrowings	3,895	3,895	-	-	3,895
Subordinated debt	7,933	8,312	-	-	8,312

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, Oakmont Capital Holdings, LLC, and Oakmont Commercial, LLC, which are included in the Banking Segment for segment reporting purposes. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2022			2021
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$5,773	$(26)	$5,747	$3,742	$(114)	$3,628
Provision for Loan Losses	679	-	679	254	-	254
Net Interest Income after Provision for Loan Losses	5,094	(26)	5,068	3,488	(114)	3,374

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	621	16	637	436	95	531
Real estate sales commissions, net	61	-	61	31	-	31
Insurance commissions	116	-	116	107	-	107
Other fees and services charges	171	-	171	345	-	345
Income from bank-owned life insurance	21	-	21	19	-	19
Net gain on loans held for sale	3,579	522	4,101	624	591	1,215
Gain on sale of investment securities available for sale	-	-	-	317	-	317
Gain on the sale of SBA loans	133	-	133	201	-	201
Total Non-Interest Income	4,702	538	5,240	2,080	686	2,766

Non-Interest Expense
Salaries and employee benefits	4,088	503	4,591	2,928	472	3,400
Directors’ fees and expenses	71	-	71	68	-	68
Occupancy and equipment	352	68	420	298	79	377
Data processing	158	39	197	130	75	205
Professional fees	158	26	184	146	17	163
FDIC deposit insurance assessment	116	-	116	51	-	51
Other real estate owned expenses	-	-	-	9	-	9
Advertising	176	32	208	91	14	105
Amortization of other intangible	12	-	12	12	-	12
Other	366	18	384	309	20	329
Total Non-Interest Expense	5,497	686	6,183	4,042	677	4,719

Pretax Segment Profit	$4,299	$(174)	$4,125	$1,526	$(105)	$1,421

Segment Assets	$549,967	$18,168	$568,135	$530,047	$30,943	$560,990

(1)

Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, Oakmont Commercial and Oakmont Capital Holdings, LLC.

Note 13 - Subsequent Event

On April 29, 2022, Quaint Oak Commercial, LLC, a wholly owned subsidiary of Quaint Oak Bank, purchased all the stock of KCMI Capital, Inc., a Pennsylvania corporation and subsidiary of Wilmington Savings Fund Society, FSB.  The purchase price for the shares totaled approximately $55.5 million, which represented the unpaid principal balance of the loan portfolio, the primary asset of KCMI Capital, Inc.

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

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007. The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company, along with the Bank’s wholly owned subsidiaries. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, data processing expense, professional fees, advertising expense, FDIC deposit insurance assessment, and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

           At March 31, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of March 31, 2022. Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round, the Company funded 854 PPP loans totaling $95.1 million. As of March 31, 2022, 850 of these first round PPP loans totaling $91.3 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million. As of March 31, 2022, 831 of the second round PPP loans totaling $69.2 million have been forgiven under the SBA forgiveness program. For the year ended December 31, 2021, the Company recognized approximately $661,000 and $4.4 million of deferred loan fees amortization related to PPP loans for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through March 31, 2022, the Bank used the FRB program to fund $52.1 million of PPP loans. The Bank paid off approximately $48.8 million of PPP loans pledged as collateral under the PPPLF program and had $3.3 million of outstanding advances with the FRB at March 31, 2022. Through March 31, 2022 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through March 31, 2022, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 20.4% of our March 31, 2022 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals. None of the loans granted loan payment deferrals through March 31, 2022 are still on deferral as of March 31, 2022.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

General. The Company’s total assets at March 31, 2022 were $568.1 million, an increase of $14.0 million, or 2.5%, from $554.1 million at December 31, 2021. This growth in total assets was primarily due to a $33.3 million, or 8.3%, increase in loans receivable, net, a $33.3 million, or 311.2%, increase in cash and cash equivalents, and a $920,000, or 42.2%, increase in investment in Federal Home Loan Bank stock, at cost. These increases were partially offset by a $51.0 million, or 47.3%, decrease in loans held for sale, a $963,000, or 12.2%, decrease in investment in interest-earning time deposits, and a $259,000, or 6.4%, decrease in investment securities available for sale at fair value. The largest increases within the loan portfolio occurred in commercial real estate which increased $13.9 million, or 7.6%, and multi-family residential loans which increased $12.0 million, or 40.9%.

Cash and Cash Equivalents. Cash and cash equivalents increased $33.3 million, or 311.2%, from $10.7 million at December 31, 2021 to $44.0 million at March 31, 2022, with the expectation that excess liquidity will be used to fund loans. The increase in cash and cash equivalents was primarily due to the proceeds from the sale of a large pool of equipment loans at the end of March 2022.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $963,000, or 12.2%, from $7.9 million at December 31, 2021 to $7.0 million at March 31, 2022 as four interest-earning time deposits matured and were not renewed during the three months ended March 31, 2022.

Investment Securities Available for Sale. Investment securities available for sale decreased $259,000, or 6.4%, from $4.0 million at December 31, 2021 to $3.8 million at March 31, 2022, due primarily to the principal repayments on these securities during the three months ended March 31, 2022.

Loans Held for Sale. Loans held for sale decreased $51.0 million, or 47.3%, from $107.8 million at December 31, 2021 to $56.9 million at March 31, 2022 as Oakmont Capital Holdings, LLC originated $67.8 million in equipment loans held for sale during the period ended March 31, 2022. During the period ended March 31, 2022 Oakmont Capital Holdings, LLC sold $107.9 million of equipment loans. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $34.5 million of one-to-four family residential loans during the period ended March 31, 2022 and sold $45.3 million of loans in the secondary market during this same period.

Loans Receivable, Net. Loans receivable, net, increased $33.3 million, or 8.3%, to $437.3 million at March 31, 2022 from $404.0 million December 31, 2021. This increase was funded primarily from deposits. Increases within the portfolio occurred in commercial real estate which increased $13.9 million, or 7.6%, multi-family residential loans which increased $12.0 million, or 40.9%, commercial business loans which increased $3.8 million, or 2.9%, one-to-four family owner occupied loans which increased $2.5 million, of 26.0%, and construction loans which increased $1.8 million, or 11.2%. The increases within the loan portfolio were partially offset by decreases in one-to-four family non-owner occupied loans, which decreased $717,000, or 1.9%, and home equity loans which decreased $125,000, or 2.7%. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Deposits. Total deposits increased $11.5 million, or 2.6%, to $458.6 million at March 31, 2022 from $447.2 million at December 31, 2021. This increase in deposits was primarily attributable to increases of $11.6 million, or 17.9%, in non-interest bearing checking accounts, and $5.0 million, or 2.8%, in certificates of deposit. The increase in deposits was partially offset by a $5.1 million, or 2.6%, decrease in money market accounts.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings decreased $3.0 million, or 6.1%, to $46.2 million at March 31, 2022 from $49.2 million at December 31, 2021. During the three months ended March 31, 2022, the Company borrowed $23.0 million of FHLB short-term borrowings and paid down $26.0 million of FHLB short-term borrowings. Federal Reserve Bank (FRB) long-term borrowings decreased $546,000, or 14.0%, to $3.3 million at March 31, 2022 from $3.9 million at December 31, 2021 as the Company paid off PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Other short-term borrowings increased to $916,000 at March 31, 2022 from none at December 31, 2021, representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $2.4 million, or 39.3%, to $8.3 million at March 31, 2022 from $6.0 million at December 31, 2021, due primarily to an increase in tax and other expense accruals.

Stockholders’ Equity. Total stockholders’ equity increased $3.1 million, or 8.3%, to $40.0 million at March 31, 2022 from $36.9 million at December 31, 2021. Contributing to the increase was net income for the three months ended March 31, 2022 of $2.2 million, net income attributable to noncontrolling interest of $1.0 million, common stock earned by participants in the employee stock ownership plan of $91,000, amortization of stock awards and options under our stock compensation plans of $42,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $18,000 and the reissuance of treasury stock for exercised stock options of $13,000. These increases were partially offset by dividends paid of $221,000, noncontrolling interest distribution of $117,000, other comprehensive loss, net of $21,000, and the purchase of treasury stock of $14,000.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income amounted to $2.2 million for the three months ended March 31, 2022, an increase of $1.2 million, or 118.3%, compared to net income of $1.0 million for the three months ended March 31, 2021. The increase in net income on a comparative quarterly basis was primarily the result of an increase in net interest income of $2.1 million and an increase in non-interest income of $2.5 million, partially offset by an increase in non-interest expense of $1.5 million, an increase in the provision for income taxes of $437,000, and an increase in the provision for loan losses of $425,000.

Net Interest Income. Net interest income increased $2.1 million, or 58.4 to $5.7 million for the three months ended March 31, 2022 from $3.6 million for the three months ended March 31, 2021. The increase was driven by a $1.8 million, or 35.9%, increase in interest income and a $365,000, or 29.0%, decrease in interest expense.

Interest Income.  The $1.8 million, or 35.9%, increase in interest income for the three months ended March 31, 2022 over the comparable period in 2021 was primarily due to an 85 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.12% for the three months ended March 31, 2021 to 4.97% for the three months ended March 31, 2022, and had the effect of increasing interest income $1.1 million. Also contributing to the increase in interest income was a $68.3 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $460.0 million for the three months ended March 31, 2021 to an average balance of $528.3 million for the three months ended March 31, 2022, and had the effect of increasing interest income $704,000.

Interest Expense. The $365,000, or 28.9%, decrease in interest expense was primarily attributable to a 40 basis point decrease in the rate on average certificate of deposit accounts, which decreased from 1.30% for the three months ended March 31, 2021 to 0.90% for the three months ended March 31, 2022, and had the effect of decreasing interest expense by $180,000. Interest expense on deposits continues to be actively managed to lower our cost of funds. This decrease was also partially attributable to a $12.8 million decrease in average certificate of deposit accounts which decreased from an average balance of $196.0 million for the three months ended March 31, 2021 to an average balance of $183.1 million for the three months ended March 31, 2022, and had the effect of decreasing interest expense $42,000. This decrease in interest expense was partially offset by a $68.9 million increase in average money market accounts which increased from an average balance of $129.1 million for the three months ended March 31, 2021 to an average balance of $198.0 million for the three months ended March 31, 2022, and had the effect of increasing interest expense by $128,000. This increase in money market interest expense was partially offset by a 33 basis point decrease in the rate on average money market accounts, which decreased from 0.74% for the three months ended March 31, 2021 to 0.41% for the three months ended March 31, 2022, and had the effect of decreasing interest expense by $161,000. The average interest rate spread increased from 2.55% for the three months ended March 31, 2021 to 4.00% for the three months ended March 31, 2022, while the net interest margin increased from 2.78% for the three months ended March 31, 2021 to 4.15% for the three months ended March 31, 2022.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$12,319	$3	0.10%	$42,675	$11	0.10%
Investment in interest-earning time deposits	7,441	34	1.83	8,588	59	2.75
Investment securities available for sale	3,935	10	1.02	9,152	53	2.32
Loans receivable, net (1) (2)	528,325	6,570	4.97	460,010	4,743	4.12
Investment in FHLB stock	2,443	26	4.26	1,523	23	6.04
Total interest-earning assets	554,463	6,643	4.79%	521,948	4,889	3.75%
Non-interest-earning assets	15,932			15,210
Total assets	$570,395			$537,158
Interest-bearing liabilities:
Passbook accounts	$9	$-	* %	$9	$-	* %
Savings accounts	1,858	1	0.22	1,511	1	0.26
Money market accounts	198,003	205	0.41	129,111	239	0.74
Certificate of deposit accounts	183,127	414	0.90	195,959	636	1.30
Total deposits	382,997	620	0.65	326,590	876	1.07
FHLB short-term borrowings	35,678	22	0.25	3,000	6	0.80
FHLB long-term borrowings	23,193	112	1.93	28,193	139	1.97
FRB long-term borrowings	3,580	3	0.34	46,390	40	0.34
Subordinated debt	7,936	130	6.55	7,902	130	6.58
Other short-term borrowings	458	9	7.86	6,973	70	4.02
Total interest-bearing liabilities	453,842	896	0.79%	419,048	1,261	1.20%
Non-interest-bearing liabilities	80,761			92,958
Total liabilities	534,603			512,006
Stockholders' Equity	35,792			25,152
Total liabilities and Stockholders' Equity	$570,395			537,158
Net interest-earning assets	$100,621			$102,900
Net interest income; average interest rate spread		$5,747	4.00%		$3,628	2.55%
Net interest margin (3)			4.15%			2.78%
Average interest-earning assets to average interest-earning liabilities			122.17%			124.56%

______________________

*            Not meaningful.

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $425,000, or 167.3%, to $679,000 for the three months ended March 31, 2022 from $254,000 for the three months ended March 31, 2021. The increase in the provision for loan losses for the three months ended March 31, 2022 over the three months ended March 31, 2021 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at March 31, 2022.

Non-performing loans amounted to $1.7 million, or 0.45%, of net loans receivable at March 31, 2022, one loan of which was on non-accrual status and one loan was 90 days or more past due and accruing interest. Comparably, non-performing loans amounted to $9,000 at December 31, 2021 consisting of one loan on non-accrual status . The non-performing loan at December 31, 2021 consisted of one one-to-four family non-owner occupied residential loan, and is generally well-collateralized or adequately reserved for. The non-performing loans at March 31, 2022 include one one-to-four family residential non-owner occupied loan and one multi-family residential loan, and both are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.30% at March 31, 2022 and 1.29% at December 31, 2021.

          Non-Interest Income. Non-interest income increased $2.5 million, or 89.4%, from $2.8 million for the three months ended March 31, 2021 to $5.2 million for the three months ended March 31, 2022. The increase was primarily attributable to a $2.9 million, or 237.5%, increase in net gain on loans held for sale, a $106,000, or 20.0%, increase in mortgage banking, equipment lending, and title abstract fees, and a $30,000, or 96.8%, increase in real estate commissions, net. The increase in net gain on loans held for sale was primarily due to the sale of $107.9 million of equipment loans during the three months ended March 31, 2022. These increases were partially offset by a $317,000, or 100.0%, decrease in gain on sale of investment securities available for sale, a $174,000, or 50.4%, decrease in other fees and service charges, and a $68,000, or 33.8%, decrease in gain on sale of SBA loans.

Non-Interest Expense. Total non-interest expense increased $1.5 million, or 31.0%, from $4.7 million for the three months ended March 31, 2021 to $6.2 million for the three months ended March 31, 2022, primarily due to a $1.2 million, or 35.0%, increase in salaries and employee benefits expense, a $103,000, or 98.1% increase in advertising expense, a $65,000, or 127.5%, increase in FDIC deposit insurance assessment, a $55,000, or 16.7%, increase in other expense, a $43,000, or 11.4%, increase in occupancy and equipment expense, a $21,000, or 12.9%, increase in professional fees, and a $3,000, or 4.4%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to generally expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the three months ended March 31, 2022 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $9,000, or 100.0%, decrease in other real estate owned expense, and an $8,000, or 3.9%, increase in data processing expense.

Provision for Income Tax. The provision for income tax increased $437,000, or 103.1%, from $424,000 for the three months ended March 31, 2021 to $861,000 for the three months ended March 31, 2022 due primarily to the increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2022 of $4.3 million, a $2.8 million, or 181.7%, increase from the same period in 2021. This increase in PTSP was primarily due to a $2.6 million, or 126.1%, increase in non-interest income, and a $2.0 million, or 54.3%, increase in net interest income. These increases were partially offset by a $1.5 million, or 36.0%, increase in non-interest expense, and a $425,000, or 167.3% increase in the provision for loan losses. The increase in non-interest income was primarily due to a $3.0 million gain on the sale of equipment loans, and a $185,000, or 42.4%, increase in equipment lending and title abstract fees, partially offset by a $174,000, or 50.4%, decrease in other fees and service charges. The increase in non-interest expense was primarily due to a $1.2 million, or 39.6%, increase in salaries and employee benefits expense, an $85,000, or 93.4%, increase in advertising expense, a $57,000, or 18.4% increase in other expenses, and a $54,000, or 18.1%, increase in occupancy and equipment expense.

Our Mortgage Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended March 31, 2022 of $174,000, a $69,000, or 65.7%, increase from the same period in 2021. The increase in PTSL was primarily due to a $148,000, or 21.6%, decrease in non-interest income and a $9,000, or 1.3%, increase in non-interest expense, partially offset by an $88,000, or 77.2%, increase in net interest income . The decrease in non-interest income was primarily due to a $79,000, or 83.2%, decrease in mortgage banking fees and a $69,000, or 11.7% decrease net gain on loans held for sale. The increase in non-interest expense was primarily due to a $31,000, 6.6%, increase in salaries and employee benefits, and an $18,000, or 128.6%, increase in advertising expense.

Liquidity and Capital Resources

          The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At March 31, 2022, the Company's cash and cash equivalents amounted to $44.0 million. At such date, the Company also had $4.5 million invested in interest-earning time deposits maturing in one year or less.

          The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2022, Quaint Oak Bank had outstanding commitments to originate loans of $21.7 million, commitments under unused lines of credit of $44.9 million, and $4.9 million under standby letters of credit.

At March 31, 2022, certificates of deposit scheduled to mature in one year or less totaled $72.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

          In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of March 31, 2022, we had $46.2 million of borrowings from the FHLB and had $276.9 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of March 31, 2022 Quaint Oak Bank had $458,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at March 31, 2022. The Bank also has borrowing capacity with the FRB under the PPPLF program in the amount of the outstanding pledged PPP loans that totaled $23.0 million at March 31, 2022. Quaint Oak Bank’s outstanding advances with the FRB under the PPPLF program were $3.3 million as of March 31, 2022. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $11.0 million at March 31, 2022. As of March 31, 2022, there were $916,000 of outstanding balances on these two lines of credit.

Total stockholders’ equity increased $3.1 million, or 8.3%, to $40.0 million at March 31, 2022 from $36.9 million at December 31, 2021. Contributing to the increase was net income for the three months ended March 31, 2022 of $2.2 million, net income attributable to noncontrolling interest of $1.0 million, common stock earned by participants in the employee stock ownership plan of $91,000, amortization of stock awards and options under our stock compensation plans of $42,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $18,000 and the reissuance of treasury stock for exercised stock options of $13,000. These increases were partially offset by dividends paid of $221,000, noncontrolling interest distribution of $117,000, other comprehensive loss, net of $21,000, and the purchase of treasury stock of $14,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At March 31, 2022, Quaint Oak Bank exceeded each of its capital requirements with ratios of 7.71%, 10.18%, 10.18% and 11.44%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

         Commitments. At March 31, 2022, we had unfunded commitments under lines of credit of $44.9 million, $21.7 million of commitments to originate loans, and $4.9 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2022 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 – January 31, 2022	357	$22.00	-	24,375
February 1, 2022 – February 28, 2022	-	-	-	24,375
March 1, 2022 – March 31, 2022	281	22.00	-	24,375
Total	638	$22.00	-	24,375

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.0	Section 1350 Certification.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

/s/John J. Augustine
Date: May 12, 2022	By:	John J. Augustine
Executive Vice President and Chief Financial Officer