Form 10-Q
period 2022-06-30
QUAINT OAK BANCORP INC
filed 2022-08-12
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2022, 2,049,987 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2022	2021
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$726	$854
Due from banks, interest-bearing	78,163	9,851
Cash and cash equivalents	78,889	10,705
Investment in interest-earning time deposits	8,211	7,924
Investment securities available for sale	3,455	4,033
Loans held for sale	90,327	107,823
Loans receivable, net of allowance for loan losses (2022 $6,540; 2021 $5,262)	547,426	403,966
Accrued interest receivable	3,654	3,139
Investment in Federal Home Loan Bank stock, at cost	4,200	2,178
Bank-owned life insurance	4,179	4,137
Premises and equipment, net	2,754	2,653
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	198	222
Prepaid expenses and other assets	6,056	4,762
Total Assets	$751,922	$554,115
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$73,534	$64,731
Interest-bearing	516,231	382,435
Total deposits	589,765	447,166
Federal Home Loan Bank short-term borrowings	-	26,000
Federal Home Loan Bank long-term borrowings	99,193	23,193
Federal Reserve Bank long-term borrowings	-	3,895
Subordinated debt	7,949	7,933
Accrued interest payable	428	174
Advances from borrowers for taxes and insurance	4,156	2,856
Accrued expenses and other liabilities	8,252	5,989
Total Liabilities	709,743	517,206
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,045,721 and 2,011,313 outstanding at June 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	15,904	15,685
Treasury stock, at cost: 731,529 and 765,937 shares at June 30, 2022 and December 31, 2021, respectively	(4,784)	(4,977)
Accumulated other comprehensive (loss) income	(18)	23
Retained earnings	27,564	24,030
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	38,694	34,789
Noncontrolling Interest	3,485	2,120
Total Stockholders' Equity	$42,179	$36,909
Total Liabilities and Stockholders’ Equity	$751,922	$554,115

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$7,200	$5,735	$13,500	$10,478
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	108	108	181	254
Total Interest Income	7,308	5,843	13,681	10,732

Interest Expense
Interest on deposits	907	792	1,527	1,668
Interest on Federal Home Loan Bank short-term borrowings	53	-	75	6
Interest on Federal Home Loan Bank long-term borrowings	389	129	501	268
Interest on Federal Reserve Bank long-term borrowings	1	29	4	69
Interest on subordinated debt	130	130	260	260
Interest on other short-term borrowings	18	26	27	96
Total Interest Expense	1,498	1,106	2,394	2,367
Net Interest Income	5,810	4,737	11,287	8,365
Provision for Loan Losses	599	448	1,278	702
Net Interest Income after Provision for Loan Losses	5,211	4,289	10,009	7,663

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	824	522	1,461	1,053
Real estate sales commissions, net	64	33	125	64
Insurance commissions	139	133	255	240
Other fees and services charges	82	51	248	173
Net loan servicing income	308	328	474	551
Income from bank-owned life insurance	22	21	43	40
Net gain on loans held for sale	2,858	1,335	7,068	2,550
Gain on the sale of SBA loans	34	66	167	267
Gain on the sale of investment securities available for sale	-	45	-	362
Total Non-Interest Income	4,331	2,534	9,841	5,300

Non-Interest Expense
Salaries and employee benefits	4,891	3,439	9,482	6,839
Directors' fees and expenses	72	60	143	128
Occupancy and equipment	466	387	886	764
Data processing	163	202	360	407
Professional fees	228	218	412	381
FDIC deposit insurance assessment	113	73	229	124
Other real estate owned expenses	-	3	-	12
Advertising	154	122	362	227
Amortization of other intangible	12	12	24	24
Other	490	319	873	648
Total Non-Interest Expense	6,589	4,835	12,771	9,554

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except for share data)
Income before Income Taxes	$2,953	$1,988	$7,079	$3,409
Income Taxes	658	567	1,519	991
Net Income	$2,295	$1,421	$5,560	$2,418
Net Income (Loss) Attributable to Noncontrolling Interest	$525	$(88)	$1,541	$(121)
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,770	$1,509	$4,019	$2,539

Earnings per share - basic	$0.87	$0.76	$1.99	$1.28
Average shares outstanding - basic	2,038,479	1,991,617	2,023,511	1,985,844
Earnings per share - diluted	$0.82	$0.72	$1.88	$1.22
Average shares outstanding - diluted	2,161,277	2,091,490	2,142,169	2,078,980

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Net Income	$2,295	$1,421	$5,560	$2,418

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(26)	13	(53)	257
Income tax effect	6	(3)	12	(55)
Reclassification adjustment for gain on sale of investment securities included in net income	-	(45)	-	(362)
Income tax effect	-	9	-	76
Other comprehensive loss	(20)	(26)	(41)	(84)

Total Comprehensive Income	$2,275	$1,395	$5,519	$2,334
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	$525	$(88)	$1,541	$(121)
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$1,750	$1,483	$3,978	$2,455

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended June 30, 2022

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE - MARCH 31, 2022	2,016,517	$28	$15,813	$(4,955)	$2	$26,057	$3,019	$39,964

Common stock allocated by ESOP (4,000 shares)	4,000		59	25				84

Treasury stock purchase	(571)			(14)				(14)

Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	652		11	4				15

Reissuance of treasury stock for exercised stock options	16,000		36	99				135

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(263)		(263)

Noncontrolling interest member distribution							(59)	(59)

Net income						1,770	525	2,295

Other comprehensive loss, net					(20)			(20)
BALANCE – JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

For the Three Months Ended June 30, 2021

					Unallocated
	Common Stock				Common	Accumulated
	Number of		Additional		Stock Held	Other			Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE - MARCH 31, 2021	1,989,483	$28	$15,382	$(5,099)	$(33)	$60	$19,316	$2,203	$31,857

Common Stock allocated
by ESOP (3,607) shares)			47		16				63

Treasury stock purchase	(1,122)			(20)					(20)

Reissuance of treasury stock under 401(k) Plan	733		9	4					13

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	5,500		36	35					71

Stock based compensation expense			41						41

Cash dividends declared ($0.11 per share)							(219)		(219)

Net income							1,509	(88)	1,421

Other comprehensive loss, net						(26)			(26)
BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2022

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE - DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Common stock allocated by ESOP (8,000 shares)	8,000		125	50				175

Treasury stock purchase	(1,209)			(28)				(28)

Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	1,494		24	9				33

Reissuance of treasury stock for exercised stock options	17,000		43	105				148

Stock based compensation expense			84					84

Cash dividends declared ($0.24 per share)						(485)		(485)

Noncontrolling interest member distribution							(176)	(176)

Net income						4,019	1,541	5,560

Other comprehensive loss, net					(41)			(41)
BALANCE – JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2021

					Unallocated
					Common	Accumulated
	Number of		Additional		Stock Held	Other			Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated by ESOP (7,214 shares)			88		34				122

Treasury stock purchase	(1,398)			(25)					(25)

Reissuance of treasury under 401(k) Plan	1,964		21	12					33

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	7,500		40	47					87

Stock based compensation expense			84						84

Noncontrolling interest initial contribution								2,236	2,236

Cash dividends declared ($0.20 per share)							(398)		(398)

Net income							2,539	(121)	2,418

Other comprehensive loss, net						(84)			(84)
BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,560	$2,418
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1,278	702
Depreciation of premises and equipment	177	148
Amortization of operating right-of-use assets	111	80
Amortization of subordinated debt issuance costs	16	17
Amortization of other intangible	24	24
Net amortization of securities premiums	-	6
Accretion of deferred loan fees and costs, net	(296)	(2,196)
Stock-based compensation expense	259	206
Gain on the sale of investment securities available for sale	-	(362)
Net gain on loans held for sale	(7,068)	(2,550)
Loans held for sale-originations	(247,162)	(157,831)
Loans held for sale-proceeds	271,726	125,103
Gain on the sale of SBA loans	(167)	(267)
Increase in the cash surrender value of bank-owned life insurance	(42)	(40)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(515)	(304)
Prepaid expenses and other assets	(1,395)	1,493
Accrued interest payable	254	(44)
Accrued expenses and other liabilities	2,262	136
Net Cash Provided by (Used in) Operating Activities	25,022	(33,261)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(1,840)	(294)
Redemption of interest-earning time deposits	1,553	1,778
Principal repayments on investment securities available for sale	-	532
Proceeds from the sale of investment securities available for sale	527	5,862
Net increase in loans receivable	(144,275)	(17,082)
Purchase of Federal Home Loan Bank stock	(5,652)	(473)
Redemption of Federal Home Loan Bank stock	3,630	560
Acquisition, net of cash acquired	-	1,259
Capitalized expenditures on other real estate owned	-	(56)
Purchase of premises and equipment	(277)	(182)
Net Cash Used in Investing Activities	(146,334)	(8,096)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	135,828	104,399
Net increase (decrease) in certificate accounts	6,771	(33,715)
Increase (decrease) in advances from borrowers for taxes and insurance	1,300	(51)
Repayments of Federal Home Loan Bank short-term borrowings	(89,300)	(10,000)
Proceeds from Federal Home Loan Bank short-term borrowings	63,300	10,000
Repayments of Federal Home Loan Bank long-term borrowings	(4,000)	(4,000)
Proceeds from Federal Home Loan Bank long-term borrowings	80,000	-
Repayments of Federal Reserve Bank long-term borrowings	(3,895)	(30,267)
Repayments of other borrowings	-	(9,680)
Dividends paid	(485)	(398)
Noncontrolling interest capital distribution	(176)	-
Purchase of treasury stock	(28)	(25)
Proceeds from the reissuance of treasury stock	33	33
Proceeds from the exercise of stock options	148	87
Net Cash Provided by Financing Activities	189,496	26,383
Net Increase (Decrease) in Cash and Cash Equivalents	68,184	(14,974)
Cash and Cash Equivalents – Beginning of Year	10,705	33,913
Cash and Cash Equivalents – End of Year	$78,889	$18,939

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$2,140	$2,337
Cash payments for income taxes	$2,267	$1,620
Initial recognition of operating lease right-of use assets	$560	$670
Initial recognition of operating lease obligations	$502	$670

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation.  The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the  Bank”), along with its wholly owned subsidiaries. At June 30, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. On April 29, 2022, Oakmont Commercial, LLC, a wholly owned subsidiary of Quaint Oak Bank, purchased all the stock of KCMI Capital, Inc., a Pennsylvania corporation and subsidiary of Wilmington Savings Fund Society, FSB.  The purchase price for the shares totaled approximately $55.5 million, which represented the unpaid principal balance of the loan portfolio, the primary asset of KCMI Capital, Inc.  As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2021 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2021 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

The Company has contracted with a third-party software vendor to assist with the implementation of CECL. The Company is actively working on preliminary test calculations, data validation, as well as process and procedural documentation. The Company is currently conducting runs of the CECL model and the incurred-loss model in parallel, and it is expected that a third-party vendor will perform validation of the model in the third quarter of 2022. The new model will include additional assumptions used to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. While the total impact of CECL to the Company’s financial statements is unknown at this time, the Company recognizes it may be material.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings.  For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 944, Financial Services – Insurance, for public business entities that are SEC filers, except for smaller reporting companies, to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and for all other entities, including smaller reporting companies, to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  This is not expected to have a significant impact on the Company’s financial statements.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Reclassifications.   Certain items in the 2021 consolidated financial statements have been reclassified to conform to the presentation in the 2022 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2022 and 2021, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income Attributable to Quaint Oak Bancorp, Inc.	$1,770,000	$1,509,000	$4,019,000	$2,539,000

Weighted average shares outstanding – basic	2,038,479	1,991,617	2,023,511	1,985,844
Effect of dilutive common stock equivalents	122,797	99,874	118,658	93,136
Adjusted weighted average shares outstanding – diluted	2,161,277	2,091,490	2,142,169	2,078,980

Basic earnings per share	$0.87	$0.76	$1.99	$1.28
Diluted earnings per share	$0.82	$0.72	$1.88	$1.22

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share (Continued)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Balance at the beginning of the period	$2	$60	$23	$118
Other comprehensive income (loss) before classifications	(20)	10	(41)	202
Amount reclassified from accumulated other comprehensive income (loss)	-	(36)	-	(286)
Total other comprehensive income (loss)	(20)	(26)	(41)	(84)
Balance at the end of the period	$(18)	$34	$(18)	$34

_________________

(1)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 (in thousands):

Details About Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income (1)				Affected Line Item in the Statement of Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized losses on investment securities available for sale	$--	$45	$--	$362	Gain on sales of investment securities available for sale
	-	(9)	-	(76)	Income taxes
	$-	$36	$-	$286

(1)  Amounts in parentheses indicate debits to net income.

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of June 30, 2022 and December 31, 2021, by contractual maturity, are shown below (in thousands):

	June 30, 2022	December 31, 2021
Due in one year or less	$5,768	$4,487
Due after one year through five years	2,443	3,437
Total	$8,211	$7,924

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2022 and December 31, 2021 are summarized below (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,359	$-	$(26)	$3,333
Federal National Mortgage Association securities	118	4	-	122
Total available-for-sale-securities	$3,477	$4	$(26)	$3,455

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,860	$22	$-	$3,882
Federal National Mortgage Association securities	144	7	-	151
Total available-for-sale-securities	$4,004	$29	$-	$4,033

The amortized cost and fair value of mortgage-backed securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$-	$-
Due after ten years	$3,477	$3,455
Total	$3,477	$3,455

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2022 (in thousands):

	June 30, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	10	$3,333	$(26)	$-	$-	$3,333	$(26)

At December 31, 2021, there were no securities in an unrealized loss position. There were no impairment charges recognized during the three or six months ended June 30, 2022 or 2021.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans:
One-to-four family residential:
Owner occupied	$15,652	$9,779
Non-owner occupied	39,385	38,752
Total one-to-four family residential	55,037	48,531
Multi-family (five or more) residential	43,540	29,344
Commercial real estate	298,340	183,822
Construction	25,695	15,843
Home equity	4,883	4,706
Total real estate loans	427,495	282,246

Commercial business(1)	128,239	129,608
Other consumer	4	12
Total Loans	555,738	411,866

Deferred loan fees and costs	(1,772)	(2,638)
Allowance for loan losses	(6,540)	(5,262)
Net Loans	$547,426	$403,966

(1)Includes $13.1 million and $42.6 million of PPP loans at June 30, 2022 and December 31, 2021, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$15,652	$-	$-	$-	$15,652
One-to-four family residential non-owner occupied	39,376	-	9	-	39,385
Multi-family residential	41,817	-	1,723	-	43,540
Commercial real estate	296,572	-	1,768	-	298,340
Construction	25,695	-	-	-	25,695
Home equity	4,883	-	-	-	4,883
Commercial business	126,005	-	2,234	-	128,239
Other consumer	4	-	-	-	4
Total	$550,004	$-	$5,734	$-	$555,738

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,365	$414	$-	$-	$9,779
One-to-four family residential non-owner occupied	38,743	-	9	-	38,752
Multi-family residential	27,621	1,723	-	-	29,344
Commercial real estate	181,914	-	1,908	-	183,822
Construction	15,843	-	-	-	15,843
Home equity	4,706	-	-	-	4,706
Commercial business	125,725	-	3,883	-	129,608
Other consumer	12	-	-	-	12
Total	$403,929	$2,137	$5,800	$-	$411,866

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2022 as well as the average recorded investment and related interest income for the period then ended (in thousands):

June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	1,723	1,723	-	1,723	-
Commercial real estate	131	131	-	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	9	9	-	9	-
Multi-family residential	1,723	1,723	-	1,723	-
Commercial real estate	131	131	-	131	6
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,863	$1,863	$-	$1,863	$6

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions.  At both June 30, 2022, and December 31, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of June 30, 2022. During the period ended June 30, 2022, no new loans were identified as TDRs. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following tables present the Company’s TDR loans as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

June 30, 2022
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

The contractual aging of the TDRs in the table above as of June 30, 2022 and December 31, 2021 is as follows (in thousands):

June 30, 2022
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

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At June 30, 2022 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and six months ended June 30, 2022 and recorded investment in loans receivable as of June 30, 2022 (in thousands):

	June 30, 2022
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$99	$305	$464	$2,637	$132	$28	$1,876	$400	$5,941
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	5	(29)	(87)	746	151	4	(141)	(50)	599
Ending balance	$104	$276	$377	$3,383	$283	$32	$1,735	$350	$6,540

For the Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	31	(16)	128	908	164	3	110	(50)	1,278
Ending balance	$104	$276	$377	$3,383	$283	$32	$1,735	$350	$6,540

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$104	$276	$377	$3,383	$283	$32	$1,735	$350	$6,540

Loans receivable:
Ending balance:	$15,652	$39,385	$43,540	$298,340	$25,695	$4,883	$128,243		$555,738

Ending balance evaluated
for impairment:
Individually	$-	$9	$1,723	$131	$-	$-	$-		$1,863
Collectively	$15,652	$39,376	$41,817	$298,209	$25,695	$4,883	$128,243		$553,875

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and six months ended June 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2022 due primarily to qualitative and quantitative factors in this portfolio class.  The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the six months ended June 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated decreased allowance for loan loss provisions to the multi-family residential loan portfolio class for the three and six months ended June 30, 2022 due primarily to qualitative factors in this portfolio class. The Bank allocated decreased allowance for loan loss provisions to the commercial business loan portfolio class for the three months ended June 30, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class.

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

The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three months ended June 30, 2021, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended June 30, 2021, due primarily to changes in qualitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2021 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2021 (in thousands):

	December 31, 2021
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs	-	-	-	-	-	-	(17)	-	(17)
Recoveries	-	-	-	-	-	-	17	-	17
Provision	(15)	(70)	20	1,188	57	9	862	150	2,201
Ending balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Loans receivable:
Ending balance	$9,779	$38,752	$29,344	$183,822	$15,843	$4,706	$129,620		$411,866

Ending balance evaluated
for impairment:
Individually	$-	$9	$-	$131	$-	$-	$-		$140
Collectively	$9,779	$38,743	$29,344	$183,691	$15,843	$4,706	$129,620		$411,726

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

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	9	9
Multi-family residential	1,723	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$1,732	$9

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$411	$-	$411	$15,241	$15,652	$-
One-to-four family residential non-owner occupied	40	9	49	39,336	39,385	-
Multi-family residential	-	1,723	1,723	41,817	43,540	-
Commercial real estate	1,384	-	1,384	296,956	298,340	-
Construction	-	-	-	25,695	25,695	-
Home equity	54	-	54	4,829	4,883	-
Commercial business	169	-	169	128,070	128,239	-
Other consumer	-	-	-	4	4	-
Total	$2,058	$1,732	$3,790	$551,948	$555,738	$-

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$809	$-	$809	$8,970	$9,779	$-
One-to-four family residential non-owner occupied	285	9	294	38,458	38,752	-
Multi-family residential	-	-	-	29,344	29,344	-
Commercial real estate	-	-	-	183,822	183,822	-
Construction	-	-	-	15,843	15,843	-
Home equity	-	-	-	4,706	4,706	-
Commercial business	367	-	367	129,241	129,608	-
Other consumer	-	-	-	12	12	-
Total	$1,461	$9	$1,470	$410,396	$411,866	$-

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million at June 30, 2022 and $9,000 at December 31, 2021.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended June 30, 2022 and 2021 there was no interest income recognized on non-accrual loans on a cash basis. There was $79,000 of interest income foregone on non-accrual loans for both the three and six months ended June 30, 2022 and $1,000 for both the three and six months ended June 30, 2021.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business.   The balance of other intangible asset at June 30, 2022 was $198,000, which is net of accumulated amortization of $287,000. Amortization expense for the three and six months ended June 30, 2022 and 2021 amounted to approximately $12,000 and $24,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2022	December 31, 2021
Non-interest bearing checking accounts	$73,534	$64,730
Passbook accounts	5	10
Savings accounts	1,533	1,828
Money market accounts	328,012	200,688
Certificates of deposit	186,681	179,910
Total deposits	$589,765	$447,166

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$-	-%	$26,000	0.28%

Fixed rate borrowings maturing:
2022	33,171	1.48	7,171	2.10
2023	57,000	2.22	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$99,193	1.93%	$23,193	2.00%

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings decreased $3.9 million, or 100.0%, to none at June 30, 2022 from $3.9 million at December 31, 2021 as the Company paid off first round PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF).  The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years.

There were no other short-term borrowings representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $11.0 million at June 30, 2022.

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

During the second quarter of 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000. During the three and six months ended June 30, 2022, the Company recognized $84,000 and $175,000 of ESOP expense, respectively. During the three and six months ended June 30, 2021, the Company recognized $63,000 and $122,000 of ESOP expense, respectively.

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

As of June 30, 2022 a total of 18,845 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,800 share awards under the 2013 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of June 30, 2022 and 2021 and changes during the six months ended June 30, 2022 and 2021 is as follows:

	June 30, 2022		June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	18,845	$13.30	28,266	$13.30
Granted	-	-	-	-
Vested	(9,123)	13.30	(9,421)	13.30
Forfeited	(600)	13.30	-	-
Unvested at the end of the period	9,122	$13.30	18,845	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended June 30, 2022 and 2021, the Company recognized approximately $31,000 and $30,000 of compensation expense, respectively. A tax benefit of approximately $7,000 and $6,000 was recognized during the three months ended June 30, 2022 and 2021, respectively. During both the six months ended June 30, 2022 and 2021, the Company recognized approximately $62,000 of compensation expense. A tax benefit of approximately $13,000 was recognized during both the six months ended June 30, 2022 and 2021. As of June 30, 2022, approximately $106,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

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

As of June 30, 2022, a total of 214,136 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 6,200 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of June 30, 2022 and 2021 and changes during the three months ended June 30, 2022 and 2021 is as follows:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	233,136	$10.96	4.2	240,636	$10.98	5.2
Granted	-	-	-	-	-	-
Exercised	(17,000)	8.71	-	(7,500)	11.57	-
Forfeited	(2,000)	13.30	-	-	-	-
Outstanding at end of period	214,136	$11.12	3.9	233,136	$10.96	4.7
Exercisable at end of period	183,209	$10.79	6.0	180,081	$10.28	5.6

During both the three months ended June 30, 2022 and 2021, approximately $11,000 in compensation expense on stock options was recognized.  A tax benefit of approximately $1,000, was recognized during each of these periods. During both the six months ended June 30, 2022 and 2021, approximately $22,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. As of June 30, 2022, approximately $39,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.9 years.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2022 (in thousands):

	June 30, 2022
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$3,333	$-	$3,333	$-
Federal National Mortgage Association mortgage- backed securities	122	-	122	-
Total investment securities available for sale	$3,455	$-	$3,455	$-
Total recurring fair value measurements	$3,455	$-	$3,455	$-

Nonrecurring fair value measurements
Impaired loans	$1,863	$-	$-	$1,863
Total nonrecurring fair value measurements	$1,863	$-	$-	$1,863

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
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

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2022 and December 31, 2021 (in thousands):

			Fair Value Measurements at
			June 30, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$8,211	$8,325	$-	$-	$8,325
Loans held for sale	90,327	95,437	-	95,437	-
Loans receivable, net	547,426	553,379	-	-	553,379

Financial Liabilities
Deposits	589,765	582,625	394,464	-	188,161
FHLB long-term borrowings	99,193	98,969	-	-	98,969
Subordinated debt	7,949	7,978	-	-	7,978

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2022			2021
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$5,807	$3	$5,810	$4,799	$(62)	$4,737
Provision for Loan Losses	599	-	599	448	-	448
Net Interest Income (Loss) after Provision for Loan Losses	5,208	3	5,211	4,351	(62)	4,289

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	805	19	824	402	120	522
Real estate sales commissions, net	64	-	64	33	-	33
Insurance commissions	139	-	139	133	-	133
Other fees and services charges	82	-	82	51	-	51
Net loan servicing income	308	-	308	328	-	328
Income from bank-owned life insurance	22	-	22	21	-	21
Net gain on loans held for sale	2,222	636	2,858	421	914	1,335
Gain on sale of investment securities available for sale	-	-	-	45	-	45
Gain on the sale of SBA loans	34	-	34	66	-	66
Total Non-Interest Income	3,676	655	4,331	1,500	1,034	2,534

Non-Interest Expense
Salaries and employee benefits	4,389	502	4,891	2,935	504	3,439
Directors’ fees and expenses	72	-	72	60	-	60
Occupancy and equipment	391	75	466	312	75	387
Data processing	131	32	163	127	75	202
Professional fees	203	25	228	200	18	218
FDIC deposit insurance assessment	113	-	113	73	-	73
Other real estate owned expenses	-	-	-	3	-	3
Advertising	121	33	154	109	13	122
Amortization of other intangible	12	-	12	12	-	12
Other	450	40	490	294	25	319
Total Non-Interest Expense	5,882	707	6,589	4,125	710	4,835
Pretax Segment Profit (Loss)	$3,002	$(49)	$2,953	$1,726	$262	$1,988
Segment Assets	$734,104	$17,818	$751,922	$486,776	$40,200	$526,976

(1)    Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, Oakmont

        Commercial and Oakmont Capital Holdings, LLC.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Six Months Ended June 30,
	2022			2021
	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated	Quaint Oak Bank(1)	Quaint Oak Mortgage	Consolidated
Net Interest Income (Loss)	$11,310	$(23)	$11,287	$8,541	$(176)	$8,365
Provision for Loan Losses	1,278	-	1,278	702	-	702
Net Interest Income (Loss) after Provision for Loan Losses	10,032	(23)	10,009	7,839	(176)	7,663

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	790	671	1,461	838	215	1,053
Real estate sales commissions, net	125	-	125	64	-	64
Insurance commissions	255	-	255	240	-	240
Other fees and services charges	248	-	248	173	-	173
Net loan servicing income	474	-	474	551	-	551
Income from bank-owned life insurance	43	-	43	40	-	40
Net gain on loans held for sale	6,546	522	7,068	1,045	1,505	2,550
Gain on sale of investment securities available for sale	-	-	-	362	-	362
Gain on the sale of SBA loans	167	-	167	267	-	267
Total Non-Interest Income	8,648	1,193	9,841	3,580	1,720	5,300

Non-Interest Expense
Salaries and employee benefits	8,477	1,005	9,482	5,863	976	6,839
Directors’ fees and expenses	143	-	143	128	-	128
Occupancy and equipment	743	143	886	610	154	764
Data processing	289	71	360	257	150	407
Professional fees	361	51	412	346	35	381
FDIC deposit insurance assessment	229	-	229	124	-	124
Other real estate owned expenses	-	-	-	12	-	12
Advertising	297	65	362	200	27	227
Amortization of other intangible	24	-	24	24	-	24
Other	815	58	873	603	45	648
Total Non-Interest Expense	11,378	1,393	12,771	8,167	1,387	9,554
Pretax Segment Profit (Loss)	$7,302	$(223)	$7,079	$3,252	$157	$3,409
Segment Assets	$734,104	$17,818	$751,922	$486,776	$40,200	$526,976

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

            At June 30, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.  All significant intercompany balances and transactions have been eliminated.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of June 30, 2022.  Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law.  The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021.  Under the first round, the Company funded 854 PPP loans totaling $95.1 million.  As of June 30, 2022, 853 of these first round PPP loans totaling $94.6 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million. As of June 30, 2022, 882 of the second round PPP loans totaling $75.1 million have been forgiven under the SBA forgiveness program. The Company recognized approximately $882,000 and $4.4 million of deferred loan fees amortization related to PPP loans for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans.  Through June 30, 2022, the Bank used the FRB program to fund $52.1 million of PPP loans.  The Bank paid all PPP loans pledged as collateral under the PPPLF program and had no outstanding advances with the FRB at June 30, 2022.  Through June 30, 2022 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through June 30, 2022, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 16.4% of our June 30, 2022 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals. As of June 30, 2022 there are no loans that are still on deferral.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

General.   The Company’s total assets at June 30, 2022 were $751.9 million, an increase of $197.8 million, or 35.7%, from $554.1 million at December 31, 2021.  This growth in total assets was primarily due to a $143.5 million, or 35.5%, increase in loans receivable, net, and a $68.2 million, or 636.9%, increase in cash and cash equivalents.  These increases were partially offset by a $17.5 million, or 16.2%, decrease in loans held for sale, and a $578,000, or 14.3%, decrease in investment securities available for sale. The largest increases within the loan portfolio occurred in commercial real estate loans which increased $114.5 million, or 62.3%, multi-family residential loans which increased $14.2 million, or 48.4%, one-to-four family owner occupied loans which increased $5.9 million, or 60.1%, and construction loans which increased $9.9 million, or 62.2%. The increase in commercial real estate loans was primarily due to the purchase of a $55.5 million loan portfolio by Oakmont Commercial, LLC in April, 2022.

Cash and Cash Equivalents. Cash and cash equivalents increased $68.2 million, or 636.9%, from $10.7 million at December 31, 2021 to $78.9 million at June 30, 2022, with the expectation that excess liquidity will be used to fund loans. The increase in cash and cash equivalents was primarily due to the proceeds from the sale of a large pool of equipment loans at the end of June 2022.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits increased $287,000, or 3.6%, from $7.9 million at December 31, 2021 to $8.2 million at June 30, 2022 as four interest-earning time deposits matured and were not renewed and five interest-earning time deposits were purchased during the three months ended June 30, 2022.

Investment Securities Available for Sale.  Investment securities available for sale decreased $578,000, or 14.3%, from $4.0 million at December 31, 2021 to $3.5 million at June 30, 2022, due primarily to the principal repayments on these securities during the six months ended June 30, 2022.

Loans Held for Sale.  Loans held for sale decreased $17.5 million, or 16.2%, from $107.8 million at December 31, 2021 to $90.3 million at June 30, 2022 as the Bank originated $176.9 million in equipment loans held for sale and sold $183.2 million of equipment loans during the six months ended June 30, 2022. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $70.2 million of one-to-four family residential loans during the six months ended June 30, 2022 and sold $81.4 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $143.5 million, or 35.5%, to $547.4 million at June 30, 2022 from $404.0 million December 31, 2021.  This increase was funded primarily from deposits.  Increases within the portfolio occurred in commercial real estate which increased $114.5 million, or 62.3%, multi-family residential loans which increased $14.2 million, or 48.4%, one-to-four family owner occupied loans which increased $5.9 million, or 60.1%, and construction loans which increased $9.9 million, or 62.2%. The increase in loans receivable, net was partially offset by a $1.4 million, or 1.1%, decrease in commercial business loans. However, by excluding PPP loans from this category, the balance of commercial business loans increased $26.2 million, or 19.9%. The increase in commercial real estate loans was primarily due to the purchase of a $55.5 million loan portfolio by Oakmont Commercial, LLC in April, 2022. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

                Deposits.  Total deposits increased $142.6 million, or 31.9%, to $589.8 million at June 30, 2022 from $447.2 million at December 31, 2021. This increase in deposits was primarily attributable to increases of $127.3 million, or 63.4%, in money market accounts, $8.8 million, or 13.6%, in non-interest bearing checking accounts, and $6.8 million, or 3.8%, in certificates of deposit. The increase in deposits was partially offset by a $295,000, or 16.1%, decrease in savings accounts and a $5,000, or 50.0%, decrease in passbook accounts. The increase in money market accounts was primarily due to a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank.

Borrowings.  Total Federal Home Loan Bank (FHLB) borrowings increased $50.0 million, or 101.6%, to $99.2 million at June 30, 2022 from $49.2 million at December 31, 2021. During the six months ended June 30, 2022, the Company borrowed $63.3 million of FHLB short-term borrowings and $80.0 million of FHLB long-term borrowings and paid down $89.3 million of FHLB short-term borrowings and $4.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) long-term borrowings decreased $3.9 million, or 100.0%, to none at June 30, 2022 from $3.9 million at December 31, 2021 as the Company paid off first round PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF).  The Company did not utilize the FRB’s PPPLF to fund second round PPP loans.

                 Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $2.3 million, or 37.8%, to $8.3 million at June 30, 2022 from $6.0 million at December 31, 2021, due primarily to an increase in tax and other expense accruals.

                 Stockholders’ Equity.  Total stockholders’ equity increased $5.3 million, or 14.3%, to $42.2 million at June 30, 2022 from $36.9 million at December 31, 2021.  Contributing to the increase was net income for the six months ended June 30, 2022 of $4.0 million, net income attributable to noncontrolling interest of $1.5 million, common stock earned by participants in the employee stock ownership plan of $175,000, amortization of stock awards and options under our stock compensation plans of $84,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $33,000 and the reissuance of treasury stock for exercised stock options of $148,000. These increases were partially offset by dividends paid of $485,000, noncontrolling interest distribution of $176,000, other comprehensive loss, net of $41,000, and the purchase of treasury stock of $28,000.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General.  Net income amounted to $1.8 million for the three months ended June 30, 2022, an increase of $261,000, or 17.3%, compared to net income of $1.5 million for the three months ended June 30, 2021.  The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $1.8 million, and an increase in net interest income of $1.1 million, partially offset by an increase in non-interest expense of $1.8 million, an increase in the provision for loan losses of $151,000, and an increase in the provision for income taxes of $91,000.

Net Interest Income.  Net interest income increased $1.1 million, or 22.7% to $5.8 million for the three months ended June 30, 2022 from $4.7 million for the three months ended June 30, 2021.  The increase was driven by a $1.5 million, or 25.1%, increase in interest income. This increase in net interest income was partially offset by a $392,000, or 35.4%, increase in interest expense.

               Interest Income.  The $1.5 million, or 25.1%, increase in interest income for the three months ended June 30, 2022 over the comparable period in 2021 was primarily due to a $104.6 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $485.8 million for the three months ended June 30, 2021 to an average balance of $590.4 million for the three months ended June 30, 2022, and had the effect of increasing interest income $1.2 million.  Also contributing to the increase in interest income was a 16 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.72% for the three months ended June 30, 2021 to 4.88% for the three months ended June 30, 2022, and had the effect of increasing interest income $230,000.  Contributing to both the increase in average balance of loans receivable, net and yield was the purchase of a $55.5 million commercial real estate loan portfolio by Oakmont Commercial, LLC in April, 2022.

            Interest Expense.  The $392,000, or 35.4%, increase in interest expense for the three months ended June 30, 2022 over the comparable period in 2021 was primarily attributable to a $52.6 million increase in average FHLB long-term borrowings which increased from an average balance of $26.4 million for the three months ended June 30, 2021 to an average balance of $79.1 million for the three months ended June 30, 2022, and had the effect of increasing interest expense by $258,000.  Also contributing to the increase in interest expense was a $77.1 million increase in average money market accounts which increased from an average balance of $178.0 million for the three months ended June 30, 2021 to an average balance of $255.1 million for the three months ended June 30, 2022, and had the effect of increasing interest expense by $125,000. Also contributing to the increase in money market interest expense was a 10 basis point increase in the rate on average money market accounts, which increased from 0.65% for the three months ended June 30, 2021 to 0.75% for the three months ended June 30, 2022, and had the effect of increasing interest expense by $63,000. Both the increase in money market average balance and rate was impacted by a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank. Partially offsetting this increase in interest expense was a 22 basis point decrease in the rate on average certificate of deposit accounts, which decreased from 1.15% for the three months ended June 30, 2021 to 0.93% for the three months ended June 30, 2022, and had the effect of decreasing interest expense by $102,000. Also partially offsetting the increase in interest expense was a $32.6 million decrease in average FRB long-term borrowings which decreased from an average balance of $34.2 million for the three months ended June 30, 2021 to an average balance of $1.7 million for the three months ended June 30, 2022, and had the effect of decreasing interest expense by $28,000. The average interest rate spread increased from 3.28% for the three months ended June 30, 2021 to 3.37% for the three months ended June 30, 2022 while the net interest margin increased from 3.50% for the three months ended June 30, 2021 to 3.54% for the three months ended June 30, 2022.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$50,148	$42	0.33%	$40,420	$8	0.08%
Investment in interest-earning time deposits	7,071	28	1.58	7,965	51	2.56
Investment securities available for sale	3,682	8	0.76	6,075	30	1.98
Loans receivable, net (1) (2)	590,403	7,200	4.88	485,787	5,735	4.72
Investment in FHLB stock	4,442	30	2.70	1,274	19	5.97
Total interest-earning assets	655,746	7,308	4.46%	541,521	5,843	4.32%
Non-interest-earning assets	20,231			15,234
Total assets	$675,977			$556,755
Interest-bearing liabilities:
Passbook accounts	$5	$-	*	%	$11	$-	*	%
Savings accounts	1,548	1	0.26		1,536	1	0.26
Money market accounts	255,129	476	0.75		178,052	289	0.65
Certificate of deposit accounts	185,086	430	0.93		174,909	502	1.15
Total deposits	441,768	907	0.82		354,508	792	0.89
FHLB short-term borrowings	19,722	53	1.07	-	-	-
FHLB long-term borrowings	79,061	389	1.97	26,424	129	1.95
FRB long-term borrowings	1,656	1	0.24	34,245	29	0.34
Subordinated debt	7,944	130	6.55	7,910	130	6.57
Other short-term borrowings	458	18	15.72	2,133	26	4.88
Total interest-bearing liabilities	550,609	1,498	1.09%	425,220	1,106	1.04%
Non-interest-bearing liabilities	86,895			104,345
Total liabilities	637,504			529,565
Stockholders’ Equity	38,473			27,190
Total liabilities and Stockholders’ Equity	$675,977			$556,755
Net interest-earning assets	$105,137			$116,301
Net interest income; average interest rate spread		$5,810	3.37%		$4,737	3.28%
Net interest margin(3)			3.54%			3.50%
Average interest0earning assets to average
interest-bearing liabilities			119.09%			127.35%

________________________

*              Not meaningful.

(1)           Includes loans held for sale.

(2)           Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)           Equals net interest income divided by average interest-earning assets.

                 Provision for Loan Losses.  The Company’s provision for loan losses increased $151,000, or 33.7%, to $599,000 for the three months ended June 30, 2022 from $448,000 for the three months ended June 30, 2021. The increase in the provision for loan losses for the three months ended June 30, 2022 over the three months ended June 30, 2021 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2022.

                Non-performing loans amounted to $1.7 million, or 0.32%, of net loans receivable at June 30, 2022, consisting of two loans on non-accrual status. Comparably, non-performing loans amounted to $9,000 at December 31, 2021 consisting of one loan on non-accrual status. The non-performing loan at December 31, 2021 consisted of one one-to-four family residential non-owner occupied loan, and is generally well-collateralized or adequately reserved for. The non-performing loans at June 30, 2022 include one one-to-four family residential non-owner occupied loan and one multi-family residential loan, and both are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.18% at June 30, 2022 and 1.29% at December 31, 2021.

                Non-Interest Income.  Non-interest income increased $1.8 million, or 71.0%, from $2.5 million for the three months ended June 30, 2021 to $4.3 million for the three months ended June 30, 2022. The increase was primarily attributable to a $1.5 million, or 114.1%, increase in net gain on loans held for sale, a $302,000, or 57.9%, increase in mortgage banking, equipment lending, and title abstract fees, a $31,000, or 60.8%, increase in other fees and service charges, and a $31,000, or 93.9%, increase in real estate commissions, net.  The increase in net gain on loans held for sale was primarily due to the sale of $75.3 million of equipment loans during the three months ended June 30, 2022.  These increases were partially offset by a $45,000, or 100.0%, decrease in gain on sale of investment securities available for sale, a $32,000, or 48.5%, decrease in gain on sale of SBA loans, and a $20,000, or 6.1%, decrease in net loan servicing income.

Non-Interest Expense.  Total non-interest expense increased $1.8 million, or 36.3%, from $4.8 million for the three months ended June 30, 2021 to $6.6 million for the three months ended June 30, 2022, primarily due to a $1.5 million, or 42.2%, increase in salaries and employee benefits expense, a $171,000, or 53.6%, increase in other expense, a $79,000, or 20.4%, increase in occupancy and equipment expense, a $40,000, or 54.8%, increase in FDIC deposit insurance assessment, a $32,000, or 26.2%, increase in advertising expense, a $12,000, or 20.0%, increase in Directors’ fees and expenses, and a $10,000, or 4.6%, increase in professional fees. The increase in salaries and employee benefits is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the three months ended June 30, 2022 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $39,000, or 19.3%, decrease in data processing expense, and a $3,000, or 100.0%, decrease in other real estate owned expenses.

Provision for Income Tax.  The provision for income tax increased $91,000, or 16.1%, from $567,000 for the three months ended June 30, 2021 to $658,000 for the three months ended June 30, 2022 due primarily to the increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General.  Net income amounted to $4.0 million for the six months ended June 30, 2022, an increase of $1.5 million, or 58.3%, compared to net income of $2.5 million for the six months ended June 30, 2021.  The increase in net income on a comparative six-month basis was primarily the result of an increase in non-interest income of $4.5 million, and an increase in net interest income of $2.9 million, partially offset by an increase in non-interest expense of $3.2 million, an increase in the provision for loan losses of $576,000, and an increase in the provision for income taxes of $528,000.

Net Interest Income.  Net interest income increased $2.9 million, or 34.9% to $11.3 million for the six months ended June 30, 2022 from $8.4 million for the six months ended June 30, 2021.  The increase was driven by a $2.9 million, or 27.5%, increase in interest income, partially offset by a $27,000, or 1.1%, decrease in interest expense.

                Interest Income.  The $2.9 million, or 27.5%, increase in interest income for the six months ended June 30, 2022 over the comparable period in 2021 was primarily due to an $85.8 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $473.5 million for the six months ended June 30, 2021 to an average balance of $559.3 million for the six months ended June 30, 2022, and had the effect of increasing interest income $1.9 million. Also contributing to the increase in interest income was a 40 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.43% for the six months ended June 30, 2021 to 4.83% for the six months ended June 30, 2022, and had the effect of increasing interest income $1.1 million. Contributing to both the increase in average balance of loans receivable, net and yield was the purchase of a $55.5 million commercial real estate loan portfolio by Oakmont Commercial, LLC in April, 2022.

                Interest Expense.  The $27,000, or 1.1%, increase in interest expense was primarily attributable to a $26.2 million increase in average FHLB short-term borrowings which increased from $1.5 million for the six months ended June 30, 2021 to $27.7 million for the six months ended June 30, 2022, and had the effect of increasing interest expense by $113,000. Also contributing to the increase in interest expense was a $73.0 million increase in average money market accounts which increased from an average balance of $153.7 million for the six months ended June 30, 2021 to an average balance of $226.7 million for the six months ended June 30, 2022, and had the effect of increasing interest expense by $251,000. The increase in money market average balance was impacted by a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank. This increase in money market interest expense was partially offset by a nine basis point decrease in the rate on average money market accounts, which decreased from 0.69% for the six months ended June 30, 2021 to 0.60% for the six months ended June 30, 2022, and had the effect of decreasing interest expense by $97,000. This increase in interest expense was partially offset by a 31 basis point decrease in the rate on average certificate of deposit accounts, which decreased from 1.23% for the six months ended June 30, 2021 to 0.92% for the six months ended June 30, 2022, and had the effect of decreasing interest expense by $287,000.  The average interest rate spread increased from 2.96% for the six months ended June 30, 2021 to 3.57% for the six months ended June 30, 2022 while the net interest margin increased from 3.18% for the six months ended June 30, 2021 to 3.73% for the six months ended June 30, 2022.

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

	Six Months Ended June 30,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$31,363	$44	0.28%	$35,766	$19	0.11%
Investment in interest-earning time deposits	7,255	62	1.71	8,275	109	2.63
Investment securities available for sale	3,808	17	0.89	7,604	84	2.21
Loans receivable, net (1) (2)	559,307	13,500	4.83	473,487	10,478	4.43
Investment in FHLB stock	3,448	58	3.36	1,398	42	6.01
Total interest-earning assets	605,181	13,681	4.52%	526,530	10,732	4.08%
Non-interest-earning assets	17,865			15,171
Total assets	$623,046			$541,701
Interest-bearing liabilities:
Passbook accounts	$7	$-	* %	$10	$-	* %
Savings accounts	1,702	2	0.24	1,524	2	0.26
Money market accounts	226,724	681	0.60	153,717	528	0.69
Certificate of deposit accounts	184,112	844	0.92	185,376	1,138	1.23
Total deposits	412,545	1,527	0.74	340,627	1,668	0.98
FHLB short-term borrowings	27,656	75	0.54	1,492	6	0.80
FHLB long-term borrowings	51,281	501	1.95	27,303	268	1.96
FRB long-term borrowings	2,613	4	0.31	40,284	69	0.34
Subordinated debt	7,940	260	6.55	7,906	260	6.58
Other short-term borrowings	229	27	23.58	5,052	96	3.80
Total interest-bearing liabilities	502,264	2,394	0.95%	422,664	2,367	1.12%
Non-interest-bearing liabilities	83,323			92,642
Total liabilities	585,587			515,306
Stockholders’ Equity	37,459			26,395
Total liabilities and Stockholders’ Equity	$623,046			$541,701
Net interest-earning assets	$102,917			$103,866
Net interest income; average interest rate spread		$11,287	3.57%		$8,365	2.96%
Net interest margin (3)			3.73%			3.18%
Average interest-earning assets to
average interest-bearing liabilities			120.49%			124.57%

________________________

   *              Not meaningful.

(1)           Includes loans held for sale.

(2)           Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)           Equals net interest income divided by average interest-earning assets.

                Provision for Loan Losses.  The Company’s provision for loan losses increased $576,000, or 82.1%, to $1.3 million for the six months ended June 30, 2022 from $702,000 for the six months ended June 30, 2021. The increase in the provision for loan losses for the six months ended June 30, 2022 over the six months ended June 30, 2021 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at June 30, 2022.

            Non-performing loans amounted to $1.7 million, or 0.32%, of net loans receivable at June 30, 2022, consisting of two loans on non-accrual status. Comparably, non-performing loans amounted to $9,000 at December 31, 2021 consisting of one loan on non-accrual status. The non-performing loan at December 31, 2021 consisted of one one-to-four family residential non-owner occupied loan, and is generally well-collateralized or adequately reserved for. The non-performing loans at June 30, 2022 include one one-to-four family residential non-owner occupied loan and one multi-family residential loan, and both are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.18% at June 30, 2022 and 1.29% at December 31, 2021.

                Non-Interest Income.  Non-interest income increased $4.5 million, or 85.7%, from $5.3 million for the six months ended June 30, 2021 to $9.8 million for the six months ended June 30, 2022. The increase was primarily attributable to a $4.5 million, or 177.2%, increase in net gain on loans held for sale, a $408,000, or 38.7%, increase in mortgage banking, equipment lending, and title abstract fees, a $75,000, or 43.4%, increase in other fees and service charges, a $61,000, or 95.3%, increase in real estate commissions, net, and a $15,000, or 6.3%, increase in insurance commissions.  The increase in net gain on loans held for sale was primarily due to the sale of $183.2 million of equipment loans during the six months ended June 30, 2022.  These increases were partially offset by a $362,000, or 100.0%, decrease in gain on sale of investment securities available for sale, a $100,000, or 37.5%, decrease in gain on sale of SBA loans, and a $77,000, or 14.0%, decrease in net loan servicing income.

Non-Interest Expense.  Total non-interest expense increased $3.2 million, or 33.7%, from $9.6 million for the six months ended June 30, 2021 to $12.8 million for the six months ended June 30, 2022, primarily due to a $2.6 million, or 38.6%, increase in salaries and employee benefits expense, a $225,000, or 34.7%, increase in other expense, a $135,000, or 59.5%, increase in advertising expense, a $122,000, or 16.0%, increase in occupancy and equipment expense, a $105,000, or 84.7%, increase in FDIC deposit insurance assessment, a $31,000, or 8.1%, increase in professional fees, and a $15,000, or 11.7%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the six months ended June 30, 2022 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $47,000, or 11.5%, decrease in data processing expense, and a $12,000, or 100.0%, decrease in other real estate owned expenses.

Provision for Income Tax.  The provision for income tax increased $528,000, or 53.3%, from $991,000 for the six months ended June 30, 2021 to $1.5 million for the six months ended June 30, 2022 due primarily to the increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2022 of $3.0 million, a $1.3 million, or 73.9%, increase from the same period in 2021.  This increase in PTSP was primarily due to a $2.2 million, or 145.1%, increase in non-interest income, and a $1.0 million or 21.0%, increase in net interest income. These increases were partially offset by a $1.8 million, or 42.6%, increase in non-interest expense, and a $151,000, or 33.7% increase in the provision for loan losses.  The increase in non-interest income was primarily due to a $1.8 million increase in the gain on the sale of equipment loans, and a $403,000, or 100.2%, increase in equipment lending and title abstract fees, partially offset by a $45,000, or 100.0%, decrease in gain on sale of investment securities available for sale. The increase in non-interest expense was primarily due to a $1.5 million, or 49.5%, increase in salaries and employee benefits expense, a $156,000, or 53.1% increase in other expenses, a $79,000, or 25.3%, increase in occupancy and equipment expense, and a $40,000, or 54.8%, increase in FDIC deposit insurance assessment expense.

Our Mortgage Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended June 30, 2022 of $49,000, a $311,000, or 118.7%, decrease from the same period in 2021.  The decrease in PTSL was primarily due to a $379,000, or 36.7%, decrease in non-interest income partially offset by a $65,000, or 104.8%, increase in net interest income, and a $3,000, or 0.4%, decrease in non-interest expense. The decrease in non-interest income was primarily due to a $278,000, or 30.4%, decrease net gain on loans held for sale, and a $101,000, or 84.2%, decrease in mortgage banking fees. The decrease in non-interest expense was primarily due to a $43,000, 57.3%, decrease in data processing, partially offset by a $20,000, or 153.8%, increase in advertising expense, and a $15,000, or 60.0%, increase in other non-interest expenses.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2022 of $7.3 million, a $4.0 million, or 124.5%, increase from the same period in 2021.  This increase in PTSP was primarily due to a $5.1 million, or 141.6%, increase in non-interest income, and a $2.8 million, or 32.4%, increase in net interest income. These increases were partially offset by a $3.2 million, or 39.3%, increase in non-interest expense, and a $576,000, or 82.1% increase in the provision for loan losses.  The increase in non-interest income was primarily due to a $5.5 million, or 526.4%, increase in gain on the sale of equipment loans, a $75,000, or 43.4%, increase in other fees and service charges, and a $61,000, or 95.3%, increase in real estate sales commissions, net, partially offset by a $362,000, or 100.0%, decrease in gain on sale of investment securities available for sale, a $100,000, or 37.5% decrease in gain on sale of SBA loans, a $77,000, or 14.0%, decrease in net loan servicing income, and a $48,000, or 5.7%, decrease in equipment lending and title abstract fees. The increase in non-interest expense was primarily due to a $2.6 million, or 44.6%, increase in salaries and employee benefits expense, a $212,000 or 35.2%, increase in other expenses, a $133,000, or 21.8%, increase in occupancy and equipment expense, a $105,000, or 84.7% increase in FDIC deposit insurance assessment, and a $97,000, or 48.5%, increase in advertising expense.

Our Mortgage Banking Segment reported a pre-tax segment loss (“PTSL”) for the six months ended June 30, 2022 of $223,000, a $380,000, or 242.0%, decrease from the same period in 2021.  The decrease in PTSL was primarily due to a $527,000, or 30.6%, decrease in non-interest income, partially offset by a $153,000, or 86.9%, increase in net interest income, and a $6,000, or 0.4%, increase in non-interest expense. The decrease in non-interest income was primarily due to a $983,000, 65.3%, decrease in net gain on loans held for sale, partially offset by a $456,000, or 212.1%, increase in mortgage banking and title abstract fees. The increase in non-interest expense was primarily due to a $38,000, or 140.7%, increase in advertising expense, a $29,000, or 3.0%, increase in salaries and employee benefits, a $16,000, or 45.7%, increase in professional fees and a $13,000, or 28.9%, increase in other non-interest expense, partially offset by a $79,000, 52.7%, decrease in data processing and an $11,000, or 7.1%, decrease in occupancy and equipment expense.

Liquidity and Capital Resources

                The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At June 30, 2022, the Company's cash and cash equivalents amounted to $78.9 million.  At such date, the Company also had $5.8 million invested in interest-earning time deposits maturing in one year or less.

                The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At June 30, 2022, Quaint Oak Bank had outstanding commitments to originate loans of $25.3 million, commitments under unused lines of credit of $51.3 million, and $3.3 million under standby letters of credit.

At June 30, 2022, certificates of deposit scheduled to mature in one year or less totaled $79.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

                In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of June 30, 2022, we had $99.2 million of borrowings from the FHLB and had $283.5 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of June 30, 2022 Quaint Oak Bank had $461,000 in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at June 30, 2022. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $11.0 million at June 30, 2022.  As of June 30, 2022, there were no outstanding balances on these two lines of credit.

                Total stockholders’ equity increased $5.3 million, or 14.3%, to $42.2 million at June 30, 2022 from $36.9 million at December 31, 2021.  Contributing to the increase was net income for the six months ended June 30, 2022 of $4.0 million, net income attributable to noncontrolling interest of $1.5 million, common stock earned by participants in the employee stock ownership plan of $175,000, amortization of stock awards and options under our stock compensation plans of $84,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $33,000 and the reissuance of treasury stock for exercised stock options of $148,000. These increases were partially offset by dividends paid of $485,000, noncontrolling interest distribution of $176,000, other comprehensive loss, net of $41,000, and the purchase of treasury stock of $28,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At June 30, 2022, Quaint Oak Bank exceeded each of its capital requirements with ratios of 6.38%, 8.18%, 8.18% and 9.35%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

             Commitments.  At June 30, 2022, we had unfunded commitments under lines of credit of $51.3 million, $25.3 million of commitments to originate loans, and $3.3 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)        Not applicable.

(b)        Not applicable.

(c)        Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2022 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 – April 30, 2022	-	$-	-	24,375
May 1, 2022 – May 31, 2022	414	23.90	-	24,375
June 1, 2022 – June 30, 2022	157	24.10	-	24,375
Total	571	$23.97	-	24,375

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

Date: August 12, 2022	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

/s/John J. Augustine
Date: August 12, 2022	By:	John J. Augustine Executive Vice President and Chief Financial Officer