Form 10-Q
period 2022-09-30
QUAINT OAK BANCORP INC
filed 2022-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 9, 2022, 2,053,527 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2022	2021
	(In thousands, except share data)
Assets
Due from banks, non-interest-bearing	$830	$854
Due from banks, interest-bearing	7,509	9,851
Cash and cash equivalents	8,339	10,705
Investment in interest-earning time deposits	5,569	7,924
Investment securities available for sale	3,193	4,033
Loans held for sale	88,400	107,823
Loans receivable, net of allowance for loan losses (2022 $7,141; 2021 $5,262)	579,154	403,966
Accrued interest receivable	3,658	3,139
Investment in Federal Home Loan Bank stock, at cost	3,953	2,178
Bank-owned life insurance	4,203	4,137
Premises and equipment, net	2,916	2,653
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	186	222
Prepaid expenses and other assets	5,116	4,762
Total Assets	$707,260	$554,115
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$79,825	$64,731
Interest-bearing	467,289	382,435
Total deposits	547,114	447,166
Federal Home Loan Bank short-term borrowings	10,000	26,000
Federal Home Loan Bank long-term borrowings	83,022	23,193
Federal Reserve Bank long-term borrowings	-	3,895
Subordinated debt	7,958	7,933
Accrued interest payable	412	174
Advances from borrowers for taxes and insurance	3,612	2,856
Accrued expenses and other liabilities	9,532	5,989
Total Liabilities	661,650	517,206
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,053,554 and 2,011,313 outstanding at
September 30, 2022 and December 31, 2021, respectively	28	28
Additional paid-in capital	16,024	15,685
Treasury stock, at cost: 723,696 and 765,937 shares at September 30, 2022 and December 31, 2021, respectively	(4,748)	(4,977)
Accumulated other comprehensive (loss) income	(19)	23
Retained earnings	29,933	24,030
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	41,218	34,789
Noncontrolling Interest	4,392	2,120
Total Stockholders' Equity	$45,610	$36,909
Total Liabilities and Stockholders’ Equity	$707,260	$554,115

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$8,671	$5,944	$22,171	$16,422
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	325	73	506	327
Total Interest Income	8,996	6,017	22,677	16,749

Interest Expense
Interest on deposits	1,672	702	3,199	2,370
Interest on Federal Home Loan Bank short-term borrowings	58	8	133	14
Interest on Federal Home Loan Bank long-term borrowings	457	124	958	392
Interest on Federal Reserve Bank long-term borrowings	-	8	4	77
Interest on subordinated debt	130	130	390	390
Interest on other short-term borrowings	22	31	49	127
Total Interest Expense	2,339	1,003	4,733	3,370
Net Interest Income	6,657	5,014	17,944	13,379
Provision for Loan Losses	655	557	1,933	1,259
Net Interest Income after Provision for Loan Losses	6,002	4,457	16,011	12,120

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	760	604	2,221	1,657
Real estate sales commissions, net	88	79	213	143
Insurance commissions	152	133	407	373
Other fees and services charges	131	38	379	211
Net loan servicing income	480	475	954	1,026
Income from bank-owned life insurance	23	21	66	61
Net gain on loans held for sale	4,281	1,866	11,349	4,416
Gain on the sale of SBA loans	58	369	225	636
Gain on the sale of investment securities available for sale	-	-	-	362
Total Non-Interest Income	5,973	3,585	15,814	8,885

Non-Interest Expense
Salaries and employee benefits	5,335	4,100	14,817	10,939
Directors' fees and expenses	67	58	210	186
Occupancy and equipment	477	379	1,363	1,143
Data processing	140	234	500	641
Professional fees	257	107	669	488
FDIC deposit insurance assessment	225	97	454	221
Other real estate owned expenses	-	2	-	14
Advertising	169	110	531	337
Amortization of other intangible	12	12	36	36
Other	636	326	1,509	974
Total Non-Interest Expense	7,318	5,425	20,089	14,979

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except for share data)
Income before Income Taxes	$4,657	$2,617	$11,736	$6,026
Income Taxes	1,012	702	2,531	1,693
Net Income	$3,645	$1,915	$9,205	$4,333
Net Income Attributable to Noncontrolling Interest	$1,010	$133	$2,551	$12
Net Income Attributable to Quaint Oak Bancorp, Inc.	$2,635	$1,782	$6,654	$4,321

Earnings per share - basic	$1.29	$0.89	$3.27	$2.17
Average shares outstanding - basic	2,050,650	2,002,816	2,034,153	1,991,336
Earnings per share - diluted	$1.22	$0.85	$3.09	$2.07
Average shares outstanding - diluted	2,168,732	2,100,026	2,150,944	2,085,286

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Net Income	$3,645	$1,915	$9,205	$4,333

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	(1)	-	(54)	257
Income tax effect	-	-	12	(55)
Reclassification adjustment for gain on sale of investment securities included in net income	-	-	-	(362)
Income tax effect	-	-	-	76
Other comprehensive loss	(1)	-	(42)	(84)

Total Comprehensive Income	$3,644	$1,915	$9,163	$4,249
Comprehensive Income Attributable to Noncontrolling Interest	$1,010	$133	$2,551	$12
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$2,634	$1,782	$6,612	$4,237

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended September 30, 2022
	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
			(In thousands, except share and per share data)
BALANCE - JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

Common stock allocated by ESOP (4,000 shares)	4,000		59	25				84
Treasury stock purchase	(760)			(18)				(18)
Reissuance of treasury stock under stock incentive plan								-
Reissuance of treasury stock under 401(k) Plan	593		11	4				15

Reissuance of treasury stock for exercised stock options	4,000		8	25				33

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(266)		(266)

Noncontrolling interest member distribution							(103)	(103)

Net income						2,635	1,010	3,645

Other comprehensive loss, net					(1)			(1)

BALANCE – SEPTEMBER 30, 2022	2,053,554	$28	$16,024	$(4,748)	$(19)	$29,933	$4,392	$45,610

For the Three Months Ended September 30, 2021
					Unallocated
					Common	Accumulated
	Number of		Additional		Stock Held	Other			Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Interest	Equity
				(In thousands, except share and per share data)
BALANCE – JUNE 30, 2021	2,004,015	$28	$15,457	$(5,022)	$(17)	$34	$20,606	$2,115	$33,201

Common stock allocated by ESOP (3,607 shares)			48		17				65
Reissuance of treasury stock under 401(k) Plan	1,080		14	6					20

Stock based compensation expense			42						42

Cash dividends declared ($0.11 per share)							(220)		(220)

Net income							1,782	133	1,915

Other comprehensive income, net						-			-

BALANCE – SEPTEMBER 30, 2021	2,005,095	$28	$15,561	$(5,016)	$-	$34	$22,168	$2,248	$35,023

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2022
	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
			(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Common stock allocated by ESOP (12,000 shares)	12,000		184	75				259
Treasury stock purchase	(1,969)			(46)				(46)
Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-
Reissuance of treasury stock under 401(k) Plan	2,087		35	13				48

Reissuance of treasury stock for exercised stock options	21,000		51	130				181

Stock based compensation expense			126					126

Cash dividends declared ($0.37 per share)						(751)		(751)

Noncontrolling interest member distribution							(279)	(279)

Net income						6,654	2,551	9,205

Other comprehensive loss, net					(42)			(42)

BALANCE – SEPTEMBER 30, 2022	2,053,554	$28	$16,024	$(4,748)	$(19)	$29,933	$4,392	$45,610

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September , 2021					Unallocated
					Common	Accumulated
	Number of		Additional		Stock Held	Other			Total
	Shares		Paid-in	Treasury	by Benefit	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Plans	Income	Earnings	Interest	Equity
				(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2020	1,986,528	$28	$15,282	$(5,114)	$(51)	$118	$18,465	$-	$28,728

Common stock allocated by ESOP (10,821 shares)			136		51				187

Treasury stock purchase	(1,398)			(25)					(25)

Reissuance of treasury stock under 401(k) Plan	3,044		35	18					53

Reissuance of treasury stock under stock incentive plan	9,421		(58)	58					-

Reissuance of treasury stock for exercised stock options	7,500		40	47					87

Stock based compensation expense			126						126

Noncontrolling interest initial contribution								2,236	2,236

Cash dividends declared ($0.31 per share)							(618)		(618)

Net income							4,321	12	4,333

Other comprehensive loss, net						(84)			(84)
BALANCE – SEPTEMBER 30, 2021	2,005,095	$28	$15,561	$(5,016)	$-	$34	$22,168	$2,248	$35,023

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
	(In Thousands)
Cash Flows from Operating Activities
Net income	$9,205	$4,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,933	1,259
Depreciation of premises and equipment	244	228
Amortization of operating right-of-use assets	151	122
Amortization of subordinated debt issuance costs	25	25
Amortization of other intangible	36	36
Net amortization of securities premiums	-	6
Accretion of deferred loan fees and costs, net	(1,629)	(3,482)
Stock-based compensation expense	385	313
Gain on the sale of investment securities available for sale	-	(362)
Net gain on loans held for sale	(11,349)	(4,416)
Loans held for sale-originations	(377,608)	(276,705)
Loans held for sale-proceeds	408,381	238,398
Gain on the sale of SBA loans	(225)	(636)
Increase in the cash surrender value of bank-owned life insurance	(66)	(61)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(519)	(284)
Prepaid expenses and other assets	(493)	1,093
Accrued interest payable	238	(52)
Accrued expenses and other liabilities	3,540	(224)
Net Cash Provided by (Used in) Operating Activities	32,249	(40,409)
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(2,132)	(2,141)
Redemption of interest-earning time deposits	4,487	3,712
Principal repayments on investment securities available for sale	787	801
Proceeds from the sale of investment securities available for sale	-	5,862
Net increase in loans receivable	(175,266)	(21,335)
Purchase of Federal Home Loan Bank stock	(8,331)	(913)
Redemption of Federal Home Loan Bank stock	6,556	560
Acquisition of Oakmont Capital Holdings, net of cash acquired	-	1,259
Capitalized expenditures on other real estate owned	-	(203)
Purchase of premises and equipment	(507)	(400)
Net Cash Used in Investing Activities	(174,406)	(12,798)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	103,630	111,258
Net decrease in certificate accounts	(3,682)	(30,596)
Increase (decrease) in advances from borrowers for taxes and insurance	756	(423)
Repayments of Federal Home Loan Bank short-term borrowings	(131,300)	(10,000)
Proceeds from Federal Home Loan Bank short-term borrowings	115,300	21,000
Repayments of Federal Home Loan Bank long-term borrowings	(20,171)	(4,000)
Proceeds from Federal Home Loan Bank long-term borrowings	80,000	-
Repayments of Federal Reserve Bank long-term borrowings	(3,895)	(43,170)
Repayments of other borrowings	-	(9,956)
Dividends paid	(751)	(618)
Noncontrolling interest capital distribution	(279)	-
Purchase of treasury stock	(46)	(25)
Proceeds from the reissuance of treasury stock	48	53
Proceeds from the exercise of stock options	181	87
Net Cash Provided by Financing Activities	139,791	33,610
Net Decrease in Cash and Cash Equivalents	(2,366)	(19,597)
Cash and Cash Equivalents – Beginning of Year	10,705	33,913
Cash and Cash Equivalents – End of Year	$8,339	$14,316

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$4,496	$3,348
Cash payments for income taxes	$2,892	$2,405
Initial recognition of operating lease right-of use assets	$560	$670
Initial recognition of operating lease obligations	$502	$670

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the Bank”), along with its wholly owned subsidiaries. At September 30, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage, real estate and abstract companies offer mortgage banking, real estate sales and title abstract services, respectively, primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. On April 29, 2022, Oakmont Commercial, LLC, a wholly owned subsidiary of Quaint Oak Bank, purchased all the stock of KCMI Capital, Inc., a Pennsylvania corporation and subsidiary of Wilmington Savings Fund Society, FSB. The purchase price for the shares totaled approximately $55.5 million, which represented the unpaid principal balance of the loan portfolio, the primary asset of KCMI Capital, Inc. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2021 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2021 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

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

The Company has contracted with a third-party software vendor to assist with the implementation of CECL. The Company is actively working on preliminary test calculations, data validation, as well as process and procedural documentation. The Company is currently conducting runs of the CECL model and the incurred-loss model in parallel. The new model will include additional assumptions used to calculate credit losses over the estimated life of financial assets and will include the impact of forecasted economic conditions. While the total impact of CECL to the Company’s financial statements is unknown at this time, the Company recognizes it may be material.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2022 and 2021, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income Attributable to Quaint Oak Bancorp, Inc.	$2,635,000	$1,782,000	$6,654,000	$4,321,000

Weighted average shares outstanding – basic	2,050,650	2,002,816	2,034,153	1,991,336
Effect of dilutive common stock equivalents	118,082	97,211	116,791	93,950
Adjusted weighted average shares outstanding – diluted	2,168,732	2,100,026	2,150,944	2,085,286

Basic earnings per share	$1.29	$0.89	$3.27	$2.17
Diluted earnings per share	$1.22	$0.85	$3.09	$2.07

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at the beginning of the period	$(18)	$34	$23	$118
Other comprehensive income (loss) before classifications	(1)	-	(42)	202
Amount reclassified from accumulated other comprehensive loss	-	-	-	(286)
Total other comprehensive loss	(1)	-	(42)	(84)
Balance at the end of the period	$(19)	$34	$(19)	$34

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Details About Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income (1)				Affected Line Item in the Statement of Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized losses on investment securities available for sale	$-	$-	$-	$362	Gain on sales of investment securities available for sale
	-	-	-	(76)	Income taxes
	$-	$-	$-	$286
(1)	Amounts in parentheses indicate debits to net income.

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of September 30, 2022 and December 31, 2021, by contractual maturity, are shown below (in thousands):

	September 30, 2022	December 31, 2021
Due in one year or less	$3,111	$4,487
Due after one year through five years	2,458	3,437
Total	$5,569	$7,924

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,100	$-	$(26)	$3,074
Federal National Mortgage Association securities	117	2	-	119
Total available-for-sale-securities	$3,217	$2	$(26)	$3,193

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$3,860	$22	$-	$3,882
Federal National Mortgage Association securities	144	7	-	151
Total available-for-sale-securities	$4,004	$29	$-	$4,033

The amortized cost and fair value of mortgage-backed securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after five years through ten years	$-	$-
Due after ten years	$3,217	$3,193
Total	$3,217	$3,193

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 (in thousands):

September 30, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
			Gross		Gross		Gross
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
Government National Mortgage Association securities	11	$3,074	$(26)	$-	$-	$3,074	$(26)

At December 31, 2021, there were no securities in an unrealized loss position. There were no impairment charges recognized during the three or nine months ended September 30, 2022 or 2021.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses

The composition of net loans receivable is as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate loans:
One-to-four family residential:
Owner occupied	$17,424	$9,779
Non-owner occupied	39,410	38,752
Total one-to-four family residential	56,834	48,531
Multi-family (five or more) residential	48,468	29,344
Commercial real estate	313,160	183,822
Construction	25,838	15,843
Home equity	5,265	4,706
Total real estate loans	449,565	282,246

Commercial business(1)	138,133	129,608
Other consumer	3	12
Total Loans	587,701	411,866

Deferred loan fees and costs	(1,406)	(2,638)
Allowance for loan losses	(7,141)	(5,262)
Net Loans	$579,154	$403,966

__________________

(1)Includes $3.0 million and $42.6 million of PPP loans at September 30, 2022 and December 31, 2021, respectively.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$17,014	$410	$-	$-	$17,424
One-to-four family residential non-owner occupied	39,402	-	8	-	39,410
Multi-family residential	46,760	-	1,708	-	48,468
Commercial real estate	312,163	-	997	-	313,160
Construction	25,838	-	-	-	25,838
Home equity	5,265	-	-	-	5,265
Commercial business	136,310	103	1,720	-	138,133
Other consumer	3	-	-	-	3
Total	$582,755	$513	$4,433	$-	$587,701

	December 31, 2021
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$9,365	$414	$-	$-	$9,779
One-to-four family residential non-owner occupied	38,743	-	9	-	38,752
Multi-family residential	27,621	1,723	-	-	29,344
Commercial real estate	181,914	-	1,908	-	183,822
Construction	15,843	-	-	-	15,843
Home equity	4,706	-	-	-	4,706
Commercial business	125,725	-	3,883	-	129,608
Other consumer	12	-	-	-	12
Total	$403,929	$2,137	$5,800	$-	$411,866

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2022 as well as the average recorded investment and related interest income for the period then ended (in thousands):

September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	8	9	-	9	-
Multi-family residential	1,708	1,723	-	1,723	-
Commercial real estate	130	130	-	130	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
-
With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	8	9	-	9	-
Multi-family residential	1,708	1,723	-	1,723	-
Commercial real estate	130	130	-	130	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-
Total	$1,846	$1,862	$-	$1,862	$9

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

The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forbearance, or other actions. At September30, 2022, the Company had two loans totaling $138,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of September 30, 2022. During the nine month period ended September 30, 2022, no new loans were identified as TDRs. At December 31, 2021, the Company had two loans totaling $140,000 that were identified as troubled debt restructurings. One of these loans was performing in accordance with its modified terms and one was on non-accrual as of December 31, 2021. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Any reserve for an impaired TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or upon the fair value of the collateral less costs to sell, if the loan is deemed collateral dependent. At September 30, 2022 there were no commitments to lend additional funds to debtors whose loan terms have been modified as TDRs.

The general practice of the Bank is to work with borrowers so that they are able to pay back their loan in full. If a borrower continues to be delinquent or cannot meet the terms of a TDR modification and the loan is determined to be uncollectible, the loan will be charged off.

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the three and nine months ended September 30, 2022 and recorded investment in loans receivable as of September 30, 2022 (in thousands):

	September 30, 2022
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$104	$276	$377	$3,383	$283	$32	$1,735	$350	$6,540
Charge-offs	-	-	-	-	-	-	(54)	-	(54)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	15	7	90	187	(76)	3	379	50	655
Ending balance	$119	$283	$467	$3,570	$207	$35	$2,060	$400	$7,141

For the Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Charge-offs	-	-	-	-	-	-	(54)	-	(54)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	46	(9)	218	1,095	88	6	489	-	1,933
Ending balance	$119	$283	$467	$3,570	$207	$35	$2,060	$400	$7,141

Ending balance evaluated
for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$119	$283	$467	$3,570	$207	$35	$2,060	$400	$7,141

Loans receivable:
Ending balance:	$17,424	$39,410	$48,468	$313,160	$25,838	$5,265	$138,136		$587,701

Ending balance evaluated
for impairment:
Individually	$-	$8	$1,708	$130	$-	$-	$-		$1,846
Collectively	$17,424	$39,402	$46,760	$313,030	$25,838	$5,265	$138,136		$585,855

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and nine months ended September 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the nine months ended September 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the multi-family residential loan portfolio class for the nine months ended September 30, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class.

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

The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three months ended September 30, 2021, due primarily to changes in quantitative and qualitative factors in this portfolio class. The Bank allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the nine months ended September 30, 2021, due primarily to changes in quantitative factors in this portfolio class The Bank allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the three and nine months ended September 30, 2021, due primarily to changes in qualitative and quantitative factors in this portfolio class. In general, the primary driver of the increase in qualitative factors was the economic trends factor associated with the COVID-19 pandemic.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2021 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2021 (in thousands):

	December 31, 2021
	1-4 Family Residential Owner Occupied		1-4 Family Residential Non-Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance		$88	$362	$229	$1,287	$62	$20	$763	$250	$3,061
Charge-offs		-	-	-	-	-	-	(17)	-	(17)
Recoveries		-	-	-	-	-	-	17	-	17
Provision		(15)	(70)	20	1,188	57	9	862	150	2,201
Ending balance		$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Ending balance evaluated
for impairment:
Individually		$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively		$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262

Loans receivable:
Ending balance		$9,779	$38,752	$29,344	$183,822	$15,843	$4,706	$129,620		$411,866
Ending balance evaluated
for impairment:
Individually	$		$9	$-	$131	$-	$-	$-		$140
Collectively		$9,779	$38,743	$29,344	$183,691	$15,843	$4,706	$129,620		$411,726

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

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
One-to-four family residential owner occupied	$-	$-
One-to-four family residential non-owner occupied	8	9
Multi-family residential	1,708	-
Commercial real estate	-	-
Construction	-	-
Home equity	-	-
Commercial business	-	-
Other consumer	-	-
Total	$1,716	$9

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Loan Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$556	$-	$556	$16,868	$17,424	$-
One-to-four family residential non-owner occupied	57	8	65	39,345	39,410	-
Multi-family residential	873	1,708	2,581	45,887	48,468	-
Commercial real estate	2,133	-	2,133	311,027	313,160	-
Construction	-	-	-	25,838	25,838	-
Home equity	40	-	40	5,225	5,265	-
Commercial business	2,129	-	2,129	136,004	138,133	-
Other consumer	-	-	-	3	3	-
Total	$5,788	$1,716	$7,504	$580,197	$587,701	$-

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$809	$-	$809	$8,970	$9,779	$-
One-to-four family residential non-owner occupied	285	9	294	38,458	38,752	-
Multi-family residential	-	-	-	29,344	29,344	-
Commercial real estate	-	-	-	183,822	183,822	-
Construction	-	-	-	15,843	15,843	-
Home equity	-	-	-	4,706	4,706	-
Commercial business	367	-	367	129,241	129,608	-
Other consumer	-	-	-	12	12	-
Total	$1,461	$9	$1,470	$410,396	$411,866	$-

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.7 million at September 30, 2022 and $9,000 at December 31, 2021. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended September 30, 2022 and 2021 there was no interest income recognized on non-accrual loans on a cash basis. There was $43,000 and $122,000 of interest income foregone on non-accrual loans for the three and nine months ended September 30, 2022, respectively. There was $1,000 of interest income foregone on non-accrual loans for both the three and nine months ended September 30, 2021.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at September 30, 2022 was $186,000, which is net of accumulated amortization of $299,000. Amortization expense for the three and nine months ended September 30, 2022 and 2021 amounted to approximately $12,000 and $36,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2022	December 31, 2021
Non-interest bearing checking accounts	$79,825	$64,731
Passbook accounts	4	10
Savings accounts	1,662	1,828
Money market accounts	289,395	200,687
Certificates of deposit	176,228	179,910
Total deposits	$547,114	$447,166

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$10,000	3.11%	$26,000	0.28%

Fixed rate borrowings maturing:
2022	17,000	1.72	7,171	2.10
2023	57,000	2.22	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$83,022	2.07%	$23,193	2.00%

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings (Continued)

Federal Reserve Bank long-term borrowings decreased $3.9 million, or 100.0%, to none at September 30, 2022 from $3.9 million at December 31, 2021 as the Company paid off first round PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that was fixed for two years.

There were no other short-term borrowings representing outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $15.0 million at September 30, 2022.

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

During the third quarter of 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000. During the three and nine months ended September 30, 2022, the Company recognized $84,000 and $259,000 of ESOP expense, respectively. During the three and nine months ended September 30, 2021, the Company recognized $65,000 and $187,000 of ESOP expense, respectively.

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

As of September 30, 2022 a total of 9,122 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan and 1,800 share awards under the 2013 Stock Incentive Plan. The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards (Continued)

A summary of the status of the share awards under the 2013 and 2018 Stock Incentive Plans as of September 30, 2022 and 2021 and changes during the nine months ended September 30, 2022 and 2021 is as follows:

	September 30, 2022		September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	18,845	$13.30	28,266	$13.30
Granted	-	-	-	-
Vested	(9,123)	13.30	(9,421)	13.30
Forfeited	(600)	13.30	-	-
Unvested at the end of the period	9,122	$13.30	18,845	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During both the three months ended September 30, 2022 and 2021, the Company recognized approximately $31,000 of compensation expense. A tax benefit of approximately $7,000 was recognized during each of these periods. During both the nine months ended September 30, 2022 and 2021, the Company recognized approximately $93,000 of compensation expense. A tax benefit of approximately $20,000 was recognized during each of these periods. As of September 30, 2022, approximately $74,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.6 years.

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

As of September 30, 2022, a total of 205,936 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 40,250 stock options were available for future grant under the 2018 Stock Incentive Plan, 7,400 stock options under the 2013 Stock Incentive Plan and none under the Option Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans as of September 30, 2022 and 2021 and changes during the three months ended September 30, 2022 and 2021 is as follows:

	2022			2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	233,136	$10.96	4.2	240,636	$10.98	5.2
Granted	-	-	-	-	-	-
Exercised	(21,000)	8.60	-	(7,500)	11.57	-
Forfeited	(6,200)	10.62	-	-	-	-
Outstanding at end of period	205,936	$11.21	3.7	233,136	$10.96	4.5
Exercisable at end of period	175,009	$10.96	6.3	180,081	$10.28	5.6

During both the three months ended September 30, 2022 and 2021, approximately $11,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. During both the nine months ended September 30, 2022 and 2021, approximately $33,000 in compensation expense on stock options was recognized. A tax benefit of approximately $2,000, was recognized during each of these periods. As of September 30, 2022, approximately $28,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.6 years.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2022 (in thousands):

	September 30, 2022
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$3,074	$-	$3,074	$-
Federal National Mortgage Association mortgage- backed securities	119	-	119	-
Total investment securities available for sale	$3,193	$-	$3,193	$-
Total recurring fair value measurements	$3,193	$-	$3,193	$-

Nonrecurring fair value measurements
Impaired loans	$1,846	$-	$-	$1,846
Total nonrecurring fair value measurements	$1,846	$-	$-	$1,846

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,846	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

	December 31, 2021
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$140	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2022 and December 31, 2021 (in thousands):

			Fair Value Measurements at
			September 30, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$5,569	$5,635	$-	$-	$5,635
Loans held for sale	88,400	95,437	-	95,437	-
Loans receivable, net	579,154	553,379	-	-	553,379

Financial Liabilities
Deposits	547,114	547,151	370,886	-	176,265
FHLB long-term borrowings	83,022	82,791	-	-	82,791
Subordinated debt	7,958	7,911	-	-	7,911

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

Note 12 – Operating Segments

The Company's operations currently consist of two reportable operating segments: Banking and Oakmont Capital Holdings, LLC. The Company offers different products and services through its two segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, which are included in the Banking Segment for segment reporting purposes. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

The Oakmont Capital Holdings, LLC Segment originates equipment loans which are generally sold to third party institutions with the loans’ servicing rights retained. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans, processing fees, and service fees. The Oakmont Capital Holdings, LLC Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of commercial customers.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2022			2021
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$6,766	$(109)	$6,657	$5,022	$(8)	$5,014
Provision for Loan Losses	655	-	655	557	-	557
Net Interest Income (Loss) after Provision for Loan Losses	6,111	(109)	6,002	4,465	(8)	4,457

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	173	587	760	332	272	604
Real estate sales commissions, net	88	-	88	79	-	79
Insurance commissions	152	-	152	133	-	133
Other fees and services charges	57	74	131	36	2	38
Net loan servicing income	6	474	480	62	413	475
Income from bank-owned life insurance	23	-	23	21	-	21
Net gain on loans held for sale	891	3,390	4,281	843	1,023	1,866
Gain on the sale of SBA loans	58	-	58	369	-	369
Total Non-Interest Income	1,448	4,525	5,973	1,875	1,710	3,585

Non-Interest Expense
Salaries and employee benefits	3,547	1,788	5,335	2,867	1,233	4,100
Directors’ fees and expenses	67	-	67	58	-	58
Occupancy and equipment	323	154	477	295	84	379
Data processing	140	-	140	234	-	234
Professional fees	240	17	257	67	40	107
FDIC deposit insurance assessment	225	-	225	97	-	97
Other real estate owned expenses	-	-	-	2	-	2
Advertising	95	74	169	75	35	110
Amortization of other intangible	12	-	12	12	-	12
Other	314	322	636	288	38	326
Total Non-Interest Expense	4,963	2,355	7,318	3,995	1,430	5,425
Pretax Segment Profit	$2,596	$2,061	$4,657	$2,345	$272	$2,617
Segment Assets	$683,882	$23,378	$707,260	$520,005	$15,861	$535,866

_______________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Nine Months Ended September 30,
	2022			2021
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$18,160	$(216)	$17,944	$13,476	$(97)	$13,379
Provision for Loan Losses	1,933	-	1,933	1,259	-	1,259
Net Interest Income (Loss) after Provision for Loan Losses	16,227	(216)	16,011	12,217	(97)	12,120

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	600	1,621	2,221	990	667	1,657
Real estate sales commissions, net	213	-	213	143	-	143
Insurance commissions	407	-	407	373	-	373
Other fees and services charges	221	158	379	182	29	211
Net loan servicing income	11	943	954	128	898	1,026
Income from bank-owned life insurance	66	-	66	61	-	61
Net gain on loans held for sale	2,828	8,521	11,349	2,283	2,133	4,416
Gain on sale of investment securities available for sale	-	-	-	362	-	362
Gain on the sale of SBA loans	225	-	225	636	-	636
Total Non-Interest Income	4,571	11,243	15,814	5,158	3,727	8,885

Non-Interest Expense
Salaries and employee benefits	10,213	4,604	14,817	7,942	2,997	10,939
Directors’ fees and expenses	210	-	210	186	-	186
Occupancy and equipment	975	388	1,363	895	248	1,143
Data processing	500	-	500	641	-	641
Professional fees	625	44	669	356	132	488
FDIC deposit insurance assessment	454	-	454	221	-	221
Other real estate owned expenses	-	-	-	14	-	14
Advertising	265	266	531	224	113	337
Amortization of other intangible	36	-	36	36	-	36
Other	990	519	1,509	858	116	974
Total Non-Interest Expense	14,268	5,821	20,089	11,373	3,606	14,979
Pretax Segment Profit	$6,530	$5,206	$11,736	$6,002	$24	$6,026
Segment Assets	$683,882	$23,378	$707,260	$520,005	$15,861	$535,866

____________________

(2)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

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

         At September 30, 2022, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. All significant intercompany balances and transactions have been eliminated.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of September 30, 2022. Due to orders issued by the governor of Pennsylvania and for the health of our customers and employees, the Bank closed lobbies to all three branch offices but remained fully operational. Other immediate responses to the pandemic included some of the following actions by the Company:

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round, the Company funded 854 PPP loans totaling $95.1 million. As of September 30, 2022, 853 of these first round PPP loans totaling $95.1 million were forgiven under the SBA forgiveness program. Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million. As of September 30, 2022, 922 of the second round PPP loans totaling $85.4 million have been forgiven under the SBA forgiveness program. The Company recognized approximately $1.1 million and $4.4 million of deferred loan fees amortization related to PPP loans for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

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

In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through September 30, 2022, the Bank used the FRB program to fund $52.1 million of PPP loans. The Bank paid all PPP loans pledged as collateral under the PPPLF program and had no outstanding advances with the FRB at September 30, 2022. Through September 30, 2022 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through September 30, 2022, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 15.6% of our September 30, 2022 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals. As of September 30, 2022 there are no loans that are still on deferral.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the unaudited consolidated financial statements as of September 30, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

General. The Company’s total assets at September 30, 2022 were $707.3 million, an increase of $153.1 million, or 27.6%, from $554.1 million at December 31, 2021. This growth in total assets was primarily due to a $175.2 million, or 43.4%, increase in loans receivable, net. This increase was partially offset by a $19.4 million, or 18.0%, decrease in loans held for sale. The largest increases within the loan portfolio occurred in commercial real estate loans which increased $129.3 million, or 70.4%, multi-family residential loans which increased $19.1 million, or 65.2%, construction loans which increased $10.0 million, or 63.1%, commercial business loans which increased $8.5 million, or 6.6%, and one-to-four family owner occupied loans which increased $7.6 million, or 78.2%, The increase in commercial real estate loans was primarily due to the purchase of a $55.5 million loan portfolio by the Bank’s wholly-owned subsidiary, Oakmont Commercial, LLC in April, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.4 million, or 22.1%, from $10.7 million at December 31, 2021 to $8.3 million at September 30, 2022, as excess liquidity was used primarily to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $2.4 million, or 29.7%, from $7.9 million at December 31, 2021 to $5.6 million at September 30, 2022 as 14 interest-earning time deposits matured and were not renewed and six interest-earning time deposits were purchased during the nine months ended September 30, 2022.

Investment Securities Available for Sale. Investment securities available for sale decreased $840,000, or 20.8%, from $4.0 million at December 31, 2021 to $3.2 million at September 30, 2022, due primarily to the principal repayments on these securities during the nine months ended September 30, 2022.

Loans Held for Sale. Loans held for sale decreased $19.4 million, or 18.0%, from $107.8 million at December 31, 2021 to $88.4 million at September 30, 2022 as the Bank originated $277.6 million in equipment loans held for sale and sold $274.4 million of equipment loans during the nine months ended September 30, 2022. Also contributing to the decrease in loans held for sale is $11.2 million of loan amortization and prepayments. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $100.0 million of one-to-four family residential loans during the nine months ended September 30, 2022 and sold $111.4 million of loans in the secondary market during this same period.

Loans Receivable, Net. Loans receivable, net, increased $175.2 million, or 43.4%, to $579.2 million at September 30, 2022 from $404.0 million December 31, 2021. This increase was funded primarily from deposits. Increases within the portfolio occurred in commercial real estate which increased $129.3 million, or 70.4%, multi-family residential loans which increased $19.1 million, or 65.2%, construction loans which increased $10.0 million, or 63.1%, commercial business loans which increased $8.5 million, or 6.6%, and one -to-four family owner occupied loans which increased $7.6 million, or 78.2%. However, by excluding PPP loans from commercial business loans, the balance of commercial business loans increased $46.3 million, or 52.1%. The increase in commercial real estate loans was primarily due to the purchase of a $55.5 million loan portfolio by the Bank's wholly-owned subsidiary, Oakmont Commercial, LLC in April, 2022. The Company continues its strategy of diversifying its loan portfolio with higher yielding and shorter-term loan products and selling substantially all of its newly originated one-to-four family owner-occupied loans into the secondary market.

Deposits. Total deposits increased $99.9 million, or 22.4%, to $547.1 million at September 30, 2022 from $447.2 million at December 31, 2021. This increase in deposits was primarily attributable to increases of $88.7 million, or 44.2%, in money market accounts, and $15.1 million, or 23.3%, in non-interest bearing checking accounts. The increase in deposits was partially offset by a $3.7 million, or 2.0%, decrease in certificates of deposit, a $166,000, or 9.0%, decrease in savings accounts and a $6,000, or 60.0%, decrease in passbook accounts. The increase in money market accounts was primarily due to a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $43.8 million, or 89.1%, to $93.0 million at September 30, 2022 from $49.2 million at December 31, 2021. During the nine months ended September 30, 2022, the Company borrowed $115.3 million of FHLB short-term borrowings and $80.0 million of FHLB long-term borrowings and paid down $131.3 million of FHLB short-term borrowings and $20.2 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) long-term borrowings decreased $3.9 million, or 100.0%, to none at September 30, 2022 from $3.9 million at December 31, 2021 as the Company paid off first round PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF). The Company did not utilize the FRB’s PPPLF to fund second round PPP loans.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $3.5 million, or 59.2%, to $9.5 million at September 30, 2022 from $6.0 million at December 31, 2021, due primarily to an increase in tax and other expense accruals.

Stockholders’ Equity. Total stockholders’ equity increased $8.7 million, or 23.6%, to $45.6 million at September 30, 2022 from $36.9 million at December 31, 2021. Contributing to the increase was net income for the nine months ended September 30, 2022 of $6.7 million, net income attributable to noncontrolling interest of $2.6 million, common stock earned by participants in the employee stock ownership plan of $259,000, amortization of stock awards and options under our stock compensation plans of $126,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $48,000 and the reissuance of treasury stock for exercised stock options of $181,000. These increases were partially offset by dividends paid of $751,000, noncontrolling interest distribution of $279,000, the purchase of treasury stock of $46,000, and other comprehensive loss, net of $42,000.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income amounted to $2.6 million for the three months ended September 30, 2022, an increase of $853,000, or 47.9%, compared to net income of $1.8 million for the three months ended September 30, 2021. The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $2.4 million, and an increase in net interest income of $1.6 million, partially offset by an increase in non-interest expense of $1.9 million, an increase in the provision for loan losses of $98,000, and an increase in the provision for income taxes of $310,000.

Net Interest Income. Net interest income increased $1.6 million, or 32.8% to $6.7 million for the three months ended September 30, 2022 from $5.0 million for the three months ended September 30, 2021. The increase was driven by a $3.0 million, or 49.5%, increase in interest income. This increase in net interest income was partially offset by a $1.3 million, or 133.2%, increase in interest expense.

Interest Income. The $3.0 million, or 49.5%, increase in interest income was primarily due to a $178.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $488.5 million for the three months ended September 30, 2021 to an average balance of $666.5 million for the three months ended September 30, 2022, and had the effect of increasing interest income $2.2 million. Also contributing to the increase in interest income was a 33 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.87% for the three months ended September 30, 2021 to 5.20% for the three months ended September 30, 2022, and had the effect of increasing interest income $561,000.

Interest Expense. The $1.3 million, or 133.2%, increase in interest expense for the three months ended September 30, 2022 over the comparable period in 2021 was primarily attributable to a 95 basis point increase in the rate on average money market accounts, which increased from 0.55% for the three months ended September 30, 2021 to 1.50% for the three months ended September 30, 2022, and had the effect of increasing interest expense by $736,000. Also contributing to the increase in money market interest expense was a $117.2 million increase in average money market accounts which increased from $192.5 million for the three months ended September 30, 2021 to an average balance of $309.7 million for the three months ended September 30, 2022, and had the effect of increasing interest expense by $160,000. Both the increase in money market average balance and rate was impacted by a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank. Also contributing to the increase in interest expense was a $64.1 million increase in average FHLB long-term borrowings which increased from an average balance of $24.2 million for the three months ended September 30, 2021 to an average balance of $88.3 million for the three months ended September 30, 2022, and had the effect of increasing interest expense by $329,000. The average interest rate spread decreased from 3.62% for the three months ended September 30, 2021 to 3.50% for the three months ended September 30, 2022 while the net interest margin decreased from 3.82% for the three months ended September 30, 2021 to 3.75% for the three months ended September 30, 2022.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$29,437	$196	2.66%	$23,162	$5	0.09%
Investment in interest-earning time deposits	7,202	46	2.55	7,917	46	2.32
Investment securities available for sale	3,357	19	2.26	4,487	7	0.62
Loans receivable, net (1) (2)	666,501	8,671	5.20	488,518	5,944	4.87
Investment in FHLB stock	4,348	64	5.89	1,648	15	3.64
Total interest-earning assets	710,845	8,996	5.06%	525,732	6,017	4.58%
Non-interest-earning assets	21,988			15,013
Total assets	$732,833			$540,745

Interest-bearing liabilities:
Passbook accounts	$3	$-	*	%	$14	$-	*	%
Savings accounts	1,611	1	0.25		1,766	1	0.23
Money market accounts	309,742	1,159	1.50		192,515	263	0.55
Certificate of deposit accounts	183,740	512	1.11		168,204	438	1.04
Total deposits	495,096	1,672	1.35		362,499	702	0.77
FHLB short-term borrowings	9,065	58	2.56		13,163	8	0.24
FHLB long-term borrowings	88,269	457	2.07		24,193	124	2.05
FRB long-term borrowings	130	-	0.00		8,976	8	0.36
Subordinated debt	7,953	130	6.54		7,919	130	6.57
Other short-term borrowings	458	22	19.21		1,071	31	11.58
Total interest-bearing liabilities	600,971	2,339	1.56%		417,821	1,003	0.96%
Non-interest-bearing liabilities	92,048			94,725
Total liabilities	693,019			512,546
Stockholders’ Equity	39,814			28,199
Total liabilities and Stockholders’ Equity	$732,833			$540,745
Net interest-earning assets	$109,874			$107,911
Net interest income; average interest rate spread		$6,657	3.50%		$5,014	3.62%
Net interest margin (3)			3.75%			3.82%
Average interest-earning assets to average interest-bearing liabilities			118.28%			125.83%

________________________

*            Not meaningful.

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $98,000, or 17.6%, to $655,000 for the three months ended September 30, 2022 from $557,000 for the three months ended September 30, 2021. The increase in the provision for loan losses for the three months ended September 30, 2022 over the three months ended September 30, 2021 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2022.

Non-performing loans at September 30, 2022 consisted of two loans on non-accrual status in the aggregate amount of $1.7 million. The non-performing loans at September 30, 2022 are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.22% at September 30, 2022 and 1.30% at December 31, 2021. Non-performing assets amounted to $1.7 million, or 0.24% of assets at September 30, 2022 compared to $9,000 at December 31, 2021.

          Non-Interest Income. Non-interest income increased $2.4 million, or 66.6%, from $3.6 million for the three months ended September 30, 2021 to $6.0 million for the three months ended September 30, 2022. The increase was primarily attributable to a $2.4 million, or 129.4%, increase in net gain on loans held for sale, a $156,000, or 25.8%, increase in mortgage banking, equipment lending, and title abstract fees, a $93,000, or 244.7%, increase in other fees and service charges, a $19,000, or 14.3%, increase in insurance commissions, and a $9,000, or 11.4%, increase in real estate sales commissions, net. The increase in net gain on loans held for sale was primarily due to the sale of $97.5 million of equipment loans during the three months ended September 30, 2022. These increases were partially offset by a $311,000, or 84.3%, decrease in gain on sale of SBA loans.

Non-Interest Expense. Total non-interest expense increased $1.9 million, or 34.9%, from $5.4 million for the three months ended September 30, 2021 to $7.3 million for the three months ended September 30, 2022, primarily due to a $1.2 million, or 30.1%, increase in salaries and employee benefits expense, a $310,000, or 95.1%, increase in other expense, a $150,000, or 140.2%, increase in professional fees, a $128,000, or 132.0%, increase in FDIC deposit insurance assessment, a $98,000, or 25.9%, increase in occupancy and equipment expense, a $59,000, or 53.6%, increase in advertising expense, and a $9,000, or 15.5%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont Capital Holdings, LLC. Oakmont Capital Holdings, LLC’s results for the three months ended September 30, 2022 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $94,000, or 40.2%, decrease in data processing expense, and a $2,000, or 100.0%, decrease in other real estate owned expenses.

Provision for Income Tax. The provision for income tax increased $310,000, or 44.2%, from $702,000 for the three months ended September 30, 2021 to $1.0 million for the three months ended September 30, 2022 due primarily to the increase in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income amounted to $6.7 million for the nine months ended September 30, 2022, an increase of $2.3 million, or 54.0%, compared to net income of $4.3 million for the nine months ended September 30, 2021. The increase in net income on a comparative nine-month basis was primarily the result of an increase in non-interest income of $6.9 million, and an increase in net interest income of $4.6 million, partially offset by an increase in non-interest expense of $5.1 million, an increase in the provision for income taxes of $838,000, and an increase in the provision for loan losses of $674,000.

Net Interest Income. Net interest income increased $4.6 million, or 34.1% to $17.9 million for the nine months ended September 30, 2022 from $13.4 million for the nine months ended September 30, 2021. The increase was driven by a $5.9 million, or 35.4%, increase in interest income, partially offset by a $1.4 million, or 40.4%, increase in interest expense.

Interest Income. The $5.9 million, or 35.4%, increase in interest income was primarily due to a $116.5 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $478.9 million for the nine months ended September 30, 2021 to an average balance of $595.4 million for the nine months ended September 30, 2022, and had the effect of increasing interest income $4.0 million. Also contributing to the increase in interest income was a 40 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.57% for the nine months ended September 30, 2021 to 4.97% for the nine months ended September 30, 2022, and had the effect of increasing interest income $1.8 million. Contributing to both the increase in average balance of loans receivable, net and yield was the purchase of a $55.5 million commercial real estate loan portfolio by the Bank’s wholly-owned subsidiary, Oakmont Commercial, LLC in April, 2022.

Interest Expense. The $1.4 million, or 40.4%, increase in interest expense was primarily attributable to a 33 basis point increase in the rate on average money market accounts, which increased from 0.63% for the nine months ended September 30, 2021 to 0.96% for the nine months ended September 30, 2022, and had the effect of increasing interest expense by $633,000. Also contributing to the increase in interest expense was an $87.9 million increase in average money market accounts which increased from an average balance of $166.8 million for the nine months ended September 30, 2021 to an average balance of $254.7 million for the nine months ended September 30, 2022, and had the effect of increasing interest expense by $417,000. The increase in money market average balance was impacted by a $150.0 million deposit in May, 2022 through a deposit placement agreement with a third party bank. Also contributing to the increase in interest expense was a $37.5 million increase in average FHLB long-term borrowings which increased from $26.3 million for the nine months ended September 30, 2021 to $63.7 million for the nine months ended September 30, 2022, and had the effect of increasing interest expense by $560,000. This increase in interest expense was partially offset by a 19 basis point decrease in the rate on average certificate of deposit accounts, which decreased from 1.17% for the nine months ended September 30, 2021 to 0.98% for the nine months ended September 30, 2022, and had the effect of decreasing interest expense by $259,000. The average interest rate spread increased from 3.20% for the nine months ended September 30, 2021 to 3.54% for the nine months ended September 30, 2022, while the net interest margin increased from 3.41% for the nine months ended September 30, 2021 to 3.73% for the nine months ended September 30, 2022.

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

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$30,668	$241	1.05%	$27,624	$23	0.11%
Investment in interest-earning time deposits	7,237	107	1.97	8,154	155	2.53
Investment securities available for sale	3,656	35	1.28	6,553	92	1.87
Loans receivable, net (1) (2)	595,354	22,171	4.97	478,864	16,422	4.57
Investment in FHLB stock	3,751	123	4.37	1,483	57	5.12
Total interest-earning assets	640,666	22,677	4.72%	522,678	16,749	4.27%
Non-interest-earning assets	19,225			15,232
Total assets	$659,891			537,910

Interest-bearing liabilities:
Passbook accounts	$6	$-	*	%	$11	$-	*	%
Savings accounts	1,672	3	0.24		1,605	2	0.17
Money market accounts	254,701	1,840	0.96		166,791	791	0.63
Certificate of deposit accounts	183,987	1,356	0.98		179,589	1,577	1.17
Total deposits	440,366	3,199	0.97		347,996	2,370	0.91
FHLB short-term borrowings	21,391	133	0.83		5,462	14	0.34
FHLB long-term borrowings	63,746	958	2.00		26,255	392	1.99
FRB long-term borrowings	1,776	4	0.30		29,733	77	0.35
Subordinated debt	7,944	390	6.55		7,910	390	6.57
Other short-term borrowings	229	49	28.53		4,022	127	4.21
Total interest-bearing liabilities	535,452	4,733	1.18%		421,378	3,370	1.07%
Non-interest-bearing liabilities	86,585			89,534
Total liabilities	622,037			510,912
Stockholders’ Equity	37,854			26,998
Total liabilities and Stockholders’ Equity	$659,891			$537,910
Net interest-earning assets	$105,214			$101,300
Net interest income; average interest rate spread		$17,944	3.54%		$13,379	3.20%
Net interest margin (3)			3.73%			3.41%
Average interest-earning assets to average interest-bearing liabilities			119.65%			124.04%

________________________

*            Not meaningful.

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The Company’s provision for loan losses increased $674,000, or 53.5%, to $1.9 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021. The increase in the provision for loan losses for the nine months ended September 30, 2022 over the nine months ended September 30, 2021 was based on an evaluation of the allowance relative to such factors as volume of the loan portfolio, concentrations of credit risk, prevailing economic conditions, prior loan loss experience and amount of non-performing loans at September 30, 2022.

Non-performing loans at September 30, 2022 consisted of two loans on non-accrual status in the aggregate amount of $1.7 million. The non-performing loans at September 30, 2022 are generally well-collateralized or adequately reserved for. The allowance for loan losses as a percent of total loans receivable, net was 1.22% at September 30, 2022 and 1.30% at December 31, 2021. Non-performing assets amounted to $1.7 million, or 0.24% of assets at September 30, 2022 compared to $9,000 at December 31, 2021.

         Non-Interest Income. Non-interest income increased $6.9 million, or 78.0%, from $8.9 million for the nine months ended September 30, 2021 to $15.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $6.9 million, or 157.0%, increase in net gain on loans held for sale, a $564,000, or 34.0%, increase in mortgage banking, equipment lending, and title abstract fees, a $168,000, or 79.6%, increase in other fees and service charges, a $70,000, or 49.0%, increase in real estate commissions, net, and a $34,000, or 9.1%, increase in insurance commissions. The increase in net gain on loans held for sale was primarily due to the sale of $274.4 million of equipment loans during the nine months ended September 30, 2022. These increases were partially offset by a $411,000, or 64.6%, decrease in gain on sale of SBA loans, a $362,000, or 100.0%, decrease in gain on sale of investment securities available for sale, and a $72,000, or 7.0%, decrease in net loan servicing income.

Non-Interest Expense. Total non-interest expense increased $5.1 million, or 34.1%, from $15.0 million for the nine months ended September 30, 2021 to $20.1 million for the nine months ended September 30, 2022, primarily due to a $3.9 million, or 35.5%, increase in salaries and employee benefits expense, a $535,000, or 54.9%, increase in other expense, a $233,000, or 105.4%, increase in FDIC deposit insurance assessment, a $220,000, or 19.2%, increase in occupancy and equipment expense, a $194,000, or 57.6%, increase in advertising expense, a $181,000, or 37.1%, increase in professional fees, and a $24,000, or 12.9%, increase in Directors’ fees and expenses. The increase in salaries and employee benefits is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont Capital Holdings, LLC. Oakmont Capital Holdings, LLC’s results for the nine months ended September 30, 2022 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $141,000, or 22.0%, decrease in data processing expense, and a $14,000, or 100.0%, decrease in other real estate owned expenses.

Provision for Income Tax. The provision for income tax increased $838,000, or 49.5%, from $1.7 million for the nine months ended September 30, 2021 to $2.5 million for the nine months ended September 30, 2022 due primarily to the increase in pre-tax income.

Operating Segments

The Company's operations consist of two reportable operating segments: Banking and Oakmont Capital Holdings, LLC. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Oakmont Capital Holdings, LLC Segment originates equipment loans which are generally sold to third party institutions with the loans’ servicing rights retained. Detailed segment information appears in Note 12 in the Notes to Unaudited Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2022 of $2.6 million, a $251,000, or 10.7%, increase from the same period in 2021. This increase in PTSP was primarily due to a $1.7 million or 34.7%, increase in net interest income. This increase was partially offset by a $968,000, or 24.2%, increase in non-interest expense, a $427,000, or 22.8%, decrease in non-interest income and $98,000, or 17.6%, increase in the provision for loan losses. The decrease in non-interest income was primarily due to a $311,000, or 84.3%, decrease in the gain on sale of SBA loans, and a $159,000, or 47.9%, decrease in mortgage banking and title abstract fees, partially offset by a $48,000, or 5.7%, increase in gain on loans held for sale. The increase in non-interest expense was primarily due to a $680,000, or 23.7%, increase in salaries and employee benefits expense, a $173,000, or 258.2%, increase in professional fees, a $128,000, or 132.0%, increase in FDIC deposit insurance assessment expense, and a $28,000, or 9.5%, increase in occupancy and equipment expense.

Our Oakmont Capital Holdings, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2022 of $2.1 million, a $1.8 million, or 657.7%, increase from the same period in 2021. The increase in PTSP was primarily due to a $2.8 million, or 164.6%, increase in non-interest income partially offset by a $925,000, or 64.7%, increase in non-interest expense, and a $101,000, or 1,262.5%, decrease in net interest income. The increase in non-interest income was primarily due to a $2.4 million, or 231.4%, increase net gain on loans held for sale, and a $315,000, or 115.8%, increase in equipment lending fees. The increase in non-interest expense was primarily due to a $555,000, 45.0%, increase in salaries and employee benefits expense, a $284,000, or 747.4%, increase in other non-interest expenses, and a $70,000, or 83.3%, increase in occupancy and equipment expense.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2022 of $6.5 million, a $528,000, or 8.9%, increase from the same period in 2021. This increase in PTSP was primarily due to a $4.7 million, or 34.8%, increase in net interest income. This increase was partially offset by a $2.9 million, or 25.5%, increase in non-interest expense, a $674,000, or 53.5% increase in the provision for loan losses, and a $587,000, or 11.4%, decrease in non-interest income. The increase in non-interest expense was primarily due to a $2.3 million, or 28.6%, increase in salaries and employee benefits expense, a $269,000, or 75.6%, increase in professional fees, a $233,000, or 105.4%, increase in FDIC deposit insurance assessment, a $132,000, or 15.4%, increase in other non-interest expenses, and an $80,000, or 8.9%, increase in occupancy and equipment expense. The decrease in non-interest income was primarily due to a $411,000, or 64.6%, decrease in gain on the sale of SBA loans, a $390,000, or 39.4%, decrease in mortgage banking and title abstract fees, and a $362,000, or 100.0%, decrease in gain on sale of investment securities available for sale, partially offset by a $545,000, or 23.9%, increase in gain on loans held for sale.

Our Oakmont Capital Holdings, LLC Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2022 of $5.2 million, a $5.2 million, increase from the same period in 2021. The increase in PTSP was primarily due to a $7.5 million, or 201.7%, increase in non-interest income, partially offset by a $2.2 million, or 61.4%, increase in non-interest expense, and a $119,000, or 122.7%, decrease in net interest income. The increase in non-interest income was primarily due to a $6.4 million, or 299.5%, increase in net gain on loans held for sale, and a $954,000, or 143.0%, increase in equipment lending fees. The increase in non-interest expense was primarily due to a $1.6 million, or 53.6%, increase in salaries and employee benefits expense, a $403,000, or 347.4%, increase in other non-interest expense, a $153,000, or 135.4%, increase in advertising expense, and a $140,000, or 56.5%, increase in occupancy and equipment expense, partially offset by an $88,000, or 66.7%, decrease in professional fees.

Liquidity and Capital Resources

         The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At September 30, 2022, the Company's cash and cash equivalents amounted to $8.3 million. At such date, the Company also had $3.1 million invested in interest-earning time deposits maturing in one year or less.

              The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2022, Quaint Oak Bank had outstanding commitments to originate loans of $20.3 million, commitments under unused lines of credit of $49.0 million, and $3.3 million under standby letters of credit.

At September 30, 2022, certificates of deposit scheduled to mature in one year or less totaled $85.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

          In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of September 30, 2022, we had $93.0 million of borrowings from the FHLB and had $344.2 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of September 30, 2022 Quaint Oak Bank had $5.3 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at September 30, 2022. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $15.0 million at September 30, 2022. As of September 30, 2022, there were no outstanding balances on these two lines of credit.

Total stockholders’ equity increased $8.7 million, or 23.6%, to $45.6 million at September 30, 2022 from $36.9 million at December 31, 2021. Contributing to the increase was net income for the nine months ended September 30, 2022 of $6.7 million, net income attributable to noncontrolling interest of $2.6 million, common stock earned by participants in the employee stock ownership plan of $259,000, amortization of stock awards and options under our stock compensation plans of $126,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $48,000 and the reissuance of treasury stock for exercised stock options of $181,000. These increases were partially offset by dividends paid of $751,000, noncontrolling interest distribution of $279,000, the purchase of treasury stock of $46,000, and other comprehensive loss, net of $42,000. For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At September 30, 2022, Quaint Oak Bank exceeded each of its capital requirements with ratios of 6.82%, 8.45%, 8.45% and 9.67%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

          Commitments. At September 30, 2022, we had unfunded commitments under lines of credit of $49.0 million, $20.3 million of commitments to originate loans, and $3.3 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2022 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 – July 31, 2022	-	$-	-	24,375

August 1, 2022 – August 31, 2022	-	-	-	24,375

September 1, 2022 – September 30, 2022	760	23.00	-	24,375

Total	760	$23.00	-	24,375

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

/s/Robert T. Strong
Date: November 14, 2022	By:	Robert T. Strong President and Chief Executive Officer

/s/John J. Augustine
Date: November 14, 2022	By:	John J. Augustine Executive Vice President and Chief Financial Officer