Form 10-K
period 2022-12-31
QUAINT OAK BANCORP INC
filed 2023-03-31
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes  ☐        No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $24.65 on June 30, 2022, the last day of the Registrant’s second quarter was $32.3 million (2,045,721 shares outstanding less 736,786 shares held by affiliates at $24.65 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 21, 2023: 2,191,450

DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)         Portions of the Annual Report to Shareholders for the year ended December 31, 2022 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)         Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2022, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania. As of December 31, 2022, Quaint Oak Bancorp had $792.4 million of total assets, $549.2 million of total deposits and $49.1 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 6.2% of total assets as of December 31, 2022.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, and to a lesser extent, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. In addition, Quaint Oak Bank offers mortgage banking, real estate sales, title abstract and insurance services through its subsidiary companies. Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

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

Paycheck Protection Program. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans and chose to participate. Since March 2020, the Company has continued to work diligently to help support its existing and new customers through the SBA Paycheck Protection Program (“PPP”), loan modifications, loan deferrals and fee waivers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) became law. The Economic Aid Act opened a new PPP loan period for first loans and implemented a second loan draw for certain PPP borrowers, each through May 31, 2021. Under the first round, the Company funded 854 PPP loans totaling $95.1 million. As of December 31, 2022, 854 of these first round PPP loans totaling $95.1 million were forgiven under the SBA forgiveness program.  Under the second round of PPP the Company funded 985 PPP loans totaling $88.4 million. As of December 31, 2022, 981 of the second round PPP loans totaling $88.2 million have been forgiven under the SBA forgiveness program. The Company recognized approximately $1.1 million and $4.4 million of deferred loan fees amortization related to PPP loans for the year ended December 31, 2022 and December 31, 2021, respectively.

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

             In April 2020, the Bank received approval to borrow from the FRB under the PPPLF program to assist in funding PPP loans. Through December 31, 2021, the Bank used the FRB program to fund $52.1 million of PPP loans. The Bank paid off approximately $48.2 million of PPP loans pledged as collateral under the PPPLF program and had no outstanding advances with the FRB at December 31, 2022. Through December 31, 2022 the Bank has not used the PPPLF program to fund any round two PPP loans.

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

             The Bank addresses loan payment modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, related economic slow-down and stay-at-home orders on our customer and their current and projected cash flows through the term of the loan. Through December 31, 2022, the Bank modified 231 loans with principal balances totaling $90.6 million representing approximately 21.9% of our December 31, 2022 loan balances. A majority of deferrals are two-month payment deferrals of principal and interest, with payments after deferral increased to collect amounts deferred. In some cases, certain loans were granted additional deferrals. As of December 31, 2022, there are no loans that are still on deferral.

Quaint Oak Bank’s Lending Activities

         General. At December 31, 2022, the net loan portfolio of Quaint Oak Bank amounted to $621.9 million, representing approximately 78.4% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, and to a lesser extent, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. At December 31, 2022, commercial real estate loans amounted to $333.5 million, or 52.9% of its total loan portfolio. Commercial business loans totaled $159.1 million, or 25.2%, of the total loan portfolio at December 31, 2022. At December 31, 2022, one-to-four family residential loans amounted to $57.4 million or 9.1% of its total loan portfolio of which $39.3 million, or 6.2%, of the total loan portfolio consisted of non-owner occupied properties and $18.1 million, or 2.9%, of the total loan portfolio consisted of owner occupied properties. Multi-family residential loans totaled $46.9 million, or 7.4%, of the total loan portfolio at December 31, 2022. Construction loans totaled $28.9 million, or 4.6%, of the total loan portfolio at December 31, 2022. Home equity loans totaled $4.9 million, or 0.8%, of the total loan portfolio at December 31, 2022.

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

            Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $6.6 million at December 31, 2022. At December 31, 2022, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $6.4 million, $6.3 million, $6.0 million, $6.0 million, and $5.8 million. The loans consisted of one commercial business loan, two construction loans, and two commercial real estate loans. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2022.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2022		2021
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$18,070	2.9%	$9,779	2.4%
Non-owner occupied	39,315	6.2	38,752	9.4
Total one-to-four family residential loans	57,385	9.1	48,531	11.8

Multi-family (five or more) residential	46,909	7.4	29,344	7.1
Commercial real estate	333,540	52.9	183,822	44.6
Construction	28,938	4.6	15,843	3.9
Home equity loans	4,918	0.8	4,706	1.1
Total real estate loans	471,690	65.7	282,246	56.7

Commercial business (2)	159,069	25.2	129,608	31.5
Other consumer	2	--	12	--
Total loans	630,761	100.0%	411,866	100.0%
Less:
Deferred loan fees and costs	(1,219)		(2,638)
Allowance for loan losses	(7,678)		(5,262)
Net loans	$621,864		$403,966
____________________
(1)	Does not include mortgage loans held for sale of $2.9 million and $17.4 million at December 31, 2022 and 2021, respectively.
(2)	Does not include equipment loans held for sale of $130.3 million and $90.4 million at December 31, 2022 and December 31, 2021, respectively.

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

The following table shows our total loans originated and repaid during the periods indicated. Included in the loan originations for commercial real estate loans was the purchase of a $55.5 million loan portfolio by the Bank’s wholly-owned subsidiary, Oakmont Commercial, LLC, in April, 2022. We did not purchase any loans in 2021.

	Year Ended December 31,
	2022	2021
	(In Thousands)
Loan originations:
One-to-four family residential owner occupied (1)	$128,075	$211,850
One-to-four family residential non-owner occupied (2)	7,456	29,471
Multi-family residential	18,311	10,151
Commercial real estate (3)	178,251	79,636
Construction	17,651	8,935
Home equity	1,154	--
Commercial business (4)	611,831	342,455
Other consumer	--	--
Total loan originations	962,729	682,498
Loans sold	(496,311)	(362,498)
Loan principal repayments	(214,224)	(212,624)
Total loans sold and principal repayments	(710,535)	(575,122)
Decreases due to other items, net (5)	(8,897)	(7,900)
Net increase in loan portfolio	$243,297	$99,476
____________________
(1)         Includes $118.4 million and $208.2 million of loans originated for sale in 2022 and 2021, respectively.
(2)         Includes $17.5 million of loans originated for sale in 2021.
(3)         Includes $55.5 million loan portfolio purchased by the Bank’s wholly-owned subsidiary, Oakmont Commercial, in April 2022.
(4)         Includes $6.8 and $88.4 million of SBA PPP loans originated in 2022 and 2021, respectively. Includes $403.2 and $164.3 million of equipment loans originated for sale in 2022 and 2021, respectively.
(5)         Other items consist of deferred fees and the allowance for loan losses.

          Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

          Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2022, before giving effect to net items, and excluding loans held for sale. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$-	$2,277	$1,708	$12,449	$9,978	$-	$5,582	$31,994
After one year through three years	30	9,659	4,219	31,238	6,226	170	22,506	74,048
After three years through five years	27	14,019	19,017	124,762	7,555	135	47,850	213,365
After five years through 15 years	1,562	9,824	18,446	104,063	2,329	4,613	53,435	194,272
After 15 years	16,451	3,536	3,519	61,028	2,850	-	29,698	117,082
Total	$18,070	$39,315	$46,909	$333,540	$28,938	$4,918	$159,071	$630,761

          The following table shows the dollar amount of our loans at December 31, 2022 due after December 31, 2023 as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$4,819	$13,251	$18,070
One-to-four family residential non-owner occupied	23,098	13,940	37,038
Multi-family residential	26,407	18,794	45,201
Commercial real estate	225,206	95,885	321,091
Construction	7,110	11,850	18,960
Home equity	320	4,598	4,918
Commercial business and other consumer	49,477	104,012	153,489
Total	$336,437	$262,330	$598,767

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

          One-to-Four Family Residential Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2022, $18.1 million, or 2.9%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans. A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by single-family residences for non-owner occupied properties. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans. At December 31, 2022, $39.3 million, or 6.2%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

           One-to-Four Family Residential Loans Originated for Sale. Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards. Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights. For the year ended December 31, 2022, Quaint Oak Mortgage LLC originated $118.4 million of owner and non-owner occupied residential loans for sale and sold $132.9 million of these loans in the secondary market. For the year ended December 31, 2021, loans originated for sale through Quaint Oak Mortgage LLC totaled $225.7 million and $261.5 million of these loans were sold in the secondary market.

Multi-Family Residential Loans. Quaint Oak Bank originates loans for multi-unit (five or more) residential properties. These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years. Generally, the loan-to-value ratio does not exceed 75%. These loans are underwritten with the same criteria and procedures as commercial real estate loans. At December 31, 2022, $46.9 million, or 7.4%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans. Quaint Oak Bank also originates loans secured by commercial real estate. At December 31, 2022, $333.5 million, or 52.9% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area. At December 31, 2022, approximately 36% of total commercial real estate loans were owner occupied. Contributing to the increase in commercial real estate loans was the purchase of a $55.5 million loan portfolio by the Bank’s wholly-owned subsidiary, Oakmont Commercial, LLC, in April, 2022.

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

           Construction Loans. Our construction loans are generally originated for the purpose of building or renovating a single family residential home. Generally, we do not make construction loans for speculative development. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property. Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2022, $28.9 million, or 4.6% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans. Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes. Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans. At December 31, 2022, $4.9 million, or 0.8% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

          Commercial Business Loans. Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. At December 31, 2022, $159.1 million, or 25.2% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans. At December 31, 2022, commercial business loans include $213,000 of SBA PPP loans. During the year ended December 31, 2022 the Bank originated $403.2 million in equipment loans held for sale and sold $343.9 million of equipment loans. Also contributing to the decrease in loans held for sale at December 31, 2022 is $19.4 million of loan amortization and prepayments. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $118.4 million of one-to-four family residential loans during the year ended December 31, 2022 and sold $132.9 million of loans in the secondary market during this same period.

Other Consumer Loans. Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers. At December 31, 2022, $2,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

            Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect. There were $1.9 million and $9,000 of non-accrual loans at December 31, 2022 and 2021, respectively.

            Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. There was no other real estate owned as of December 31, 2022 or December 31, 2021.

 Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2022.

	December 31, 2022
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	1	$407	-	$-
One-to-four family residential-non-owner occupied	1	23	-	-
Multi-family residential	1	-	1	1,708
Commercial real estate	6	2,895	1	134
Construction	1	2,062	-	-
Home equity	1	39	-	-
Commercial business and other consumer	1	10	4	148
Total delinquent loans	11	$5,436	6	$1,990
Delinquent loans to total net loans		0.86%		0.32%
Delinquent loans to total loans		0.86%		0.01%

         Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2022	2021
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential-owner occupied	$-	$--
One-to-four family residential-non-owner occupied	-	9
Multi-family residential	1,708	--
Commercial real estate	134	--
Construction	-	--
Home equity	-	--
Commercial business loans and other consumer	97	--
Total non-accruing loans	1,939	9
Accruing loans 90 days or more past due:
One-to-four family residential-owner occupied	-	--
One-to-four family residential-non-owner occupied	-	--
Multi-family residential	-	--
Commercial real estate	-	--
Construction	-	--
Home equity	-	--
Commercial business loans and other consumer	51	--
Total accruing loans 90 days or more past due	-	--
Total non-performing loans (1)	1,990	9
Other real estate owned, net	-	--
Total non-performing assets	1,990	9
Troubled debt restructurings (2)	136	131
Total non-performing assets and troubled debt restructurings	$2,126	$140
Total non-performing loans as a percentage of loans, net	0.32%	*n/m
Total non-performing loans as a percentage of total assets	0.25%	*n/m
Total non-performing assets as a percentage of total assets	0.27%	*n/m
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.27%	*n/m

__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.
*n/m Not Meaningful

          At December 31, 2022, we had two loans totaling $136,000 that were identified as troubled debt restructurings (“TDR”), both of which were performing in accordance with their modified terms. If a TDR is placed on non-accrual it is not reverted back to accruing status until the borrower makes timely payments as contracted for at least six months and future collection under the revised terms is probable.

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

Allowance for Loan Losses. At December 31, 2022, Quaint Oak Bank’s allowance for loan losses amounted to $7.7 million. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

           While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

           The following table shows changes in our allowance for loan losses during the periods presented.

	December 31,
	2022	2021
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$621,864	$403,966

Average loans outstanding (1)	$531,912	$379,896

Allowance for loan losses, beginning of period	$5,262	$3,061
Provision for loan losses	2,475	2,201
Charge-offs:
Commercial business	(59)	(17)
Total charge-offs	(59)	(17)
Recoveries on loans previously charged-off:
Commercial business	-	17
Total recoveries	-	17
Allowance for loan losses, end of period	$7,678	$5,262

Allowance for loan losses as a percent of non-performing loans	386.01%	n/m%*
Allowance for loan losses as a percent of total loans	1.22%	1.29%
Non-performing loans as a percent of total loans	0.32%	-%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	-%
____________________
(1)	Excludes loans held for sale.
*n/m Not meaningful

           The following table shows how our allowance for loan losses is allocated by loan class at each of the dates indicated.

	December 31,
	2022		2021
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$123	2.9%	$73	2.4%
One-to-four family residential non- owner occupied	295	6.2	292	9.4
Multi-family residential	451	7.4	249	7.1
Commercial real estate	3,750	52.9	2,475	44.6
Construction	304	4.6	119	3.9
Home equity	33	0.8	29	1.1
Commercial business and other consumer	2,422	25.2	1,625	31.5
Unallocated	300	--	400	--
Total	$7,678	100.0%	$5,262	100.0%

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

          Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon our needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2022, we had $3.0 million of securities classified as available for sale and no securities classified as held to maturity or trading.

          The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2022, the Company held $3.8 million in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank. The FHLB has paid dividends on the capital stock in each quarter of 2022 and 2021.

          The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2022	2021
	(In Thousands)
Interest-earning time deposits with other financial institutions	$3,833	$7,924
Mortgage-backed securities:
Government National Mortgage Association	2,871	3,882
Federal National Mortgage Association	99	151
Investment in FHLB stock	6,601	2,178
Total	$13,404	$14,135

         The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2022.

	Amounts at December 31, 2022 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$2,541	2.98%	$1,292	3.31%	$-	-%	$-	-%
Mortgage-backed securities:
Government National Mortgage Association	-	-	-	-	-	-	2,871	3.98
Federal National Mortgage Association	-	-	-	-	-	-%	99	3.69
	$2,541	2.98%	$1,292	3.31%	$-	-%	$2,970	3.97%

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

          Deposits. Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms. Our deposit accounts consist of certificates of deposit, money market and other savings products, including non-interest bearing business and consumer checking accounts. Quaint Oak Bank generally does not solicit deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit, however the Bank does use a listing service for certificates of deposit, and has a deposit placement agreement with a third party bank for money market accounts. At December 31, 2022, approximately 50.8% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2022		2021
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$74,703	13.6%	$131,614	29.4%
1.00% - 1.99%	16,698	3.0	15,245	3.4
2.00% - 2.99%	37,606	6.8	25,267	5.7
3.00% - 3.99%	50,376	9.2	7,784	1.7
4.00% - 4.99%	18,568	3.4	-	-
Total certificate accounts	197,951	36.0	179,910	40.2
Transaction accounts:
Non-interest bearing checking accounts	88,728	16.2	64,730	14.5
Passbook accounts	3	-	10	--
Savings accounts	1,594	0.3	1,828	0.4
Money market accounts	260,972	47.5	200,688	44.9
Total transaction accounts	351,297	64.0	267,256	59.8
Total deposits	$549,248	100.0%	$447,166	100.0%

        The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2022			2021
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Passbook accounts	$5	$--	--%	$11	$--	--%
Savings accounts	1,668	3	0.18	1,655	3	0.20
Money market accounts	259,886	3,924	1.51	174,126	1,048	0.60
Certificates of deposit	185,202	2,116	1.14	178,721	2,012	1.13
Total interest-bearing deposits	$446,761	$6,043	1.35%	$354,513	$3,063	0.86%
Non-interest bearing deposits	$73,137	$--	--%	$75,918	$--	--%
Total deposits	$519,898	$6,043	1.35%	$430,431	$3,063	0.86%

          Uninsured deposits as of December 31, 2022 and 2021 are estimated based on regulatory reporting requirements to be $255.3 million and $153.1 million, respectively.

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2022.

	Balance at December 31, 2022 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2023	2024	2025	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$44,565	$19,955	$5,590	$4,593	$74,703
1.00% - 1.99%	5,200	4,135	5,835	1,528	16,698
2.00% - 2.99%	22,636	8,962	4,070	1,938	37,606
3.00% - 3.99%	13,920	12,379	12,734	11,343	50,376
4.00% - 4.99%	4,985	2,863	1,930	8,790	18,568
Total certificate accounts	$91,306	$48,294	$30,159	$28,192	$197,951

The following table shows the maturities of our certificates of deposit of more than $250,000 at December 31, 2022 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2023	$2,138	1.22%
December 31, 2023	5,133	3.00
After December 31, 2023	6,155	3.52
Total certificates of deposit with balances of more than $250,000	$13,426	2.91%

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

          As of December 31, 2022, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $353.4 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $159.2 million and $49.2 million at December 31, 2022 and 2021, respectively. As of December 31, 2022, Quaint Oak Bank has $8.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia under the discount window program. Quaint Oak Bank borrowed $7.0 million from the FRB discount window as of December 31, 2022. There were no borrowings under the discount window as of December 31, 2021.

As of December 31, 2022, there was $5.5 million of other short-term borrowings representing balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union. Borrowing capacity on the two lines of credit total $15.0 million at December 31, 2022.

          The following table shows certain information regarding our short-term borrowings at or for the dates indicated:

	FHLB Short-Term Borrowings At or For the Year Ended December 31,		FRB Short-Term Borrowings At or For the Year Ended December 31,		Other Short-Term Borrowings At or For the Year Ended December 31,
	2022	2021	2022	2021	2022	2021
	(Dollars in Thousands)

Average balance outstanding	$31,505	$10,405	$583	$-	$1,601	$1,300
Maximum amount outstanding at any month- end during the period	93,200	26,000	7,000	-	5,489	6,986
Balance outstanding at end of period	93,200	26,000	7,000	-	5,489	-
Average interest rate during the period	2.34%	0.30%	1.65%	-	6.68%	12.46%
Weighted average interest rate at end of period	4.45%	0.28%	4.50%	-	7.11%	-%

              Federal Home Loan Bank long-term borrowings and the weighted interest rate consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
Fixed rate borrowings maturing:	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
2022	$-	-%	$7,171	2.10%
2023	57,000	2.22	7,000	2.16
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$66,022	2.16%	$23,193	2.00%

Federal Reserve Bank (FRB) borrowings increased to $7.0 million at December 31, 2022 from $3.9 million at December 31, 2021 as the Company paid off $3.9 million of first round PPP loans pledged as collateral under the FRB’s Paycheck Protection Program Liquidity Facility (PPPLF) and borrowed $7.0 million from the FRB discount window. Under the PPPLF the Company pledged certain PPP loans as collateral and borrowed from the Federal Reserve at a rate of 0.35% that is fixed for two years. These borrowings are paid off as the PPP loans pledged as collateral are forgiven through the SBA PPP loan forgiveness program.

Total Employees

           We had 129 full-time employees and no part-time employees at December 31, 2022. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

           As of December 31, 2022, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Our operating strategy is based on strong personal service and operating efficiency.

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

Competition

          Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates of deposit, Quaint Oak Bank also faces intense competition from money market mutual funds and national savings products. Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits, with the exception of using a listing agent for certificates of deposit. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

REGULATION

Regulation of Quaint Oak Bancorp

          General. Quaint Oak Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because we made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. Quaint Oak Bancorp is regulated by the Federal Reserve Board and is subject to the regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. Quaint Oak Bancorp is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and Securities and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, Quaint Oak Bank is subject to certain restrictions in its dealings with Quaint Oak Bancorp and affiliates thereof, including the Federal Reserve Board’s Qualified Thrift Lender test, dividend restrictions and transactions with affiliates regulations.

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

          If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2022, Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

          Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2022, 67% of its portfolio assets meet the requirements.

          Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation. See “-Regulation of Quaint Oak Bank - Capital Requirements.” Moreover, certain of the savings and loan holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that Quaint Oak Bancorp had to comply with as of that date. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) (which also applies to small savings and loan holding companies) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. In 2018, the Act increased the asset threshold to $3.0 billion. Savings and loan holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of December 31, 2022, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

          In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2022, was in compliance with the above restrictions.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the Deposit Insurance Fund reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the Federal Deposit Insurance Corporation Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the Federal Deposit Insurance Corporation to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.

          In the semiannual update for the Restoration Plan in June 2022, the Federal Deposit Insurance Corporation projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the Federal Deposit Insurance Corporation Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

          In October 2022, the Federal Deposit Insurance Corporation Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the Deposit Insurance Fund reaches the statutory minimum level of 1.35 percent by September 30, 2028.

          Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

          At December 31, 2022, Quaint Oak Bank’s capital exceeded all applicable capital requirements. See Note 18 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

          Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2022, Quaint Oak Bank’s tier 1 leverage ratio was well capitalized and total risk-based capital was adequately capitalized.

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

          At December 31, 2022, Quaint Oak Bank was deemed an adequately-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Brokered Deposits. A "brokered deposit" is any deposit that is obtained from or through the mediation or assistance of a deposit broker. Deposit brokers may attract deposits from individuals and companies throughout the United States and internationally whose deposit decisions are based primarily on obtaining the highest interest rates. Federal Deposit Insurance Corporation regulations limit the ability of an insured depository institution, such as Quaint Oak Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the Federal Deposit Insurance Corporation. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the Federal Deposit Insurance Corporation adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for Federal Deposit Insurance Corporation insured depository institutions that are well-rated and well-capitalized (or adequately capitalized and for which the insured depository institution has obtained a waiver from the Federal Deposit Insurance Corporation.). Certain reciprocal deposits of up to the lesser of $5 billion or 20% of an insured depository institution’s deposits are excluded from the definition of brokered deposits, where the insured depository institution is "well-capitalized" and has a composite rating of 1 or 2.

          In December 2020, the Federal Deposit Insurance Corporation issued a final rule amending its brokered deposits regulation. The rule sought to clarify and modernize the Federal Deposit Insurance Corporation’s regulatory framework for brokered deposits. Notable aspects of the rule included (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker;" (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a "deposit broker" because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"); (iii) the establishment of a "more transparent" application process for entities that seek to rely upon the "primary purpose exception", but do not qualify for one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with one insured depository institution are not considered a "deposit broker." The final rule took effect on April 1, 2021, and full compliance was required by January 1, 2022.

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

          Commercial Real Estate Lending Concentration Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk in its commercial real estate portfolio. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. At December 31, 2022, the balance of these real estate loans represented 679.6% of Quaint Oak Bank’s total capital and our commercial real estate loan portfolio increased by 179.5% during the preceding 36 months. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

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

          As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2022, Quaint Oak Bank was in compliance with this requirement.

          Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2022, Quaint Oak Bank was in compliance with these reserve requirements.

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

            Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2022, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

          Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2019.

State and Local Taxation

              Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for 2022 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1A. Risk Factors.

We are exploring a potential sale of our 51% stake in Oakmont Capital Holdings, LLC, primarily to reduce our asset size and increase our capital ratios.

              The Bank maintains a 51% ownership interest in Oakmont Capital Holdings, LLC (“Oakmont Capital”), a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.  We are currently exploring the sale of the Bank’s interest in Oakmont Capital in order to reduce our asset size and increase the Bank’s capital ratios.  In recent periods, Oakmont Capital has materially contributed to our growth in assets and our non-interest income.  While we are currently exploring a sale, we may not complete the transaction if we are unable to receive favorable terms for the acquisition of Oakmont Capital.  If we complete a sale, we anticipate that our non-interest income will decrease.  If we do not complete a sale, we may be required to raise additional capital to support the growth attributable to continued ownership interest in Oakmont Capital. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry, market conditions and governmental activities, many of which are outside of our control, and on our financial condition and performance.

Item 1B. Unresolved Staff Comments.

           Not applicable.

Item 2. Properties.

       The following table provides certain information as of December 31, 2022 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania, our insurance agency office in Chalfont, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
01-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	03/01/2022(1)	$39	$423,674
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,432	96,950
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	2/28/2040	93	25,382
4275 County Line Road (Suite #14) Chalfont, Pennsylvania 18914	Leased	5/31/2027(2)	48	Not applicable
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2038(3)	--	Not applicable
_________________
(1)	Such lease has a five year renewal option which would commence on April 1, 2022 and end on March 31, 2027.
(2)	Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.
(3)	Such lease has a five year renewal options which would commence on September 1, 2039 and end on August 31, 2044.

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

           Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.” As of March 21, 2023 Quaint Oak Bancorp had 2,191,450 common shares outstanding held of record by 145 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)           Not applicable.

(c)           Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock during the quarter ended December 31, 2022, including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 – October 31, 2022	178	$22.26	--	24,375
November 1, 2022 – November 30, 2022	--	--	--	24,375
December 1, 2022 – December 31, 2022	--	--	--	24,375
Total	178	$22.26	--	24,375

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

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 21 to 71 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

         Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2022. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

         (c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

               Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

               Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2023 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

        Equity Compensation Plan Information. The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2013 and 2018 Stock Incentive Plans. Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	207,080	(1)	$11.22	(1)	57,800
Equity compensation plans not approved by security holders	--		--		--
Total	207,080		$11.22		57,800
___________________
(1)         Includes 9,112 shares subject to restricted stock grants which were not vested as of December 31, 2022. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB Firm ID 74)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

        (2)         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)         Exhibits

              The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note due December 31, 2028	(2)
4.3	Form of Global Subordinated Note due March 15, 2025	(3)
4.4	Form of Subordinated Note due March 15, 2025	(4)
4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(5)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(6)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(7)
10.3	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(8)
10.4	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(9)
10.5	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(10)
10.6	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(11)
10.7	Form of Subordinated Note Purchase Agreement dated December 27, 2018	(2)
10.8	Form of Subordinated Note Purchase Agreement dated March 2, 2023	(3)
10.9	Form of Subscription Agreement dated March 15, 2023	(4)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith
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
(2)         Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2018 (File No. 000-52694).
(3)         Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 2, 2023 (File No. 000-52694).
(4)         Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 21, 2023 (File No. 000-52694).
(5)         Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020 (File No. 000-52694).
(6)         Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).
(7)         Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 14, 2008 (Commission
              File No. 000-52694) filed with the Commission on April 11, 2008.
(8)         Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 18, 2012 (File No. 000-52694).
(9)         Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 8, 2013 (Commission
              File No. 000-526341) filed with the Commission on April 8, 2013.
(10)       Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2015 (File No. 000-52694).
(11)       Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 9, 2018 (Commission
              File No. 000-526341) filed with the Commission on April 6, 2018.

(b)         Exhibits

          The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)         Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

	By:	/s/Robert T. Strong
March 31, 2023		Robert T. Strong President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive	March 31, 2023
Robert T. Strong	Officer

/s/John J. Augustine	Executive Vice President and	March 31, 2023
John J. Augustine	Chief Financial Officer

/s/Robert J. Phillips	Chairman	March 31, 2023
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 31, 2023
George M. Ager, Jr.

/s/James J. Clarke	Director	March 31, 2023
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 31, 2023
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 31, 2023
Kenneth R. Gant