Form 10-Q
period 2023-03-31
QUAINT OAK BANCORP INC
filed 2023-05-19
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2023, 2,227,072 shares of the Registrant’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$484	$421
Due from banks, interest-bearing	3,390	3,472
Cash and cash equivalents	3,874	3,893
Investment in interest-earning time deposits	2,662	3,833
Investment securities available for sale	2,836	2,970
Loans held for sale	141,206	133,222
Loans receivable, net of allowance for credit losses (2023 $7,658; 2022 $7,678)	632,826	621,864
Accrued interest receivable	3,540	3,462
Investment in Federal Home Loan Bank stock, at cost	6,741	6,601
Bank-owned life insurance	4,250	4,226
Premises and equipment, net	2,911	2,775
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	162	174
Prepaid expenses and other assets	8,019	6,757
Total Assets	$811,600	$792,350
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$95,214	$88,728
Interest-bearing	459,230	460,520
Total deposits	554,444	549,248
Federal Home Loan Bank short-term borrowings	113,200	93,200
Federal Home Loan Bank long-term borrowings	46,022	66,022
Federal Reserve Bank short-term borrowings	-	7,000
Other short-term borrowings	11,117	5,489
Subordinated debt	21,739	7,966
Accrued interest payable	763	584
Advances from borrowers for taxes and insurance	3,196	4,186
Accrued expenses and other liabilities	11,698	9,573
Total Liabilities	762,179	743,268
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,192,432 and 2,167,613 outstanding at March 31, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	18,005	17,906
Treasury stock, at cost: 584,818 and 609,637 shares at March 31, 2023 and December 31, 2022, respectively	(3,888)	(3,992)
Accumulated other comprehensive loss	(14)	(24)
Retained earnings	31,155	30,875
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	45,286	44,793
Noncontrolling Interest	4,135	4,289
Total Stockholders' Equity	$49,421	$49,082
Total Liabilities and Stockholders’ Equity	$811,600	$792,350

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Interest Income
Interest on loans, including fees	$10,594	$6,301
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	224	73
Total Interest Income	10,818	6,374

Interest Expense
Interest on deposits	3,510	620
Interest on Federal Home Loan Bank short-term borrowings	1,300	22
Interest on Federal Home Loan Bank long-term borrowings	277	112
Interest on Federal Reserve Bank short-term borrowings	10	3
Interest on subordinated debt	216	130
Interest on other short-term borrowings	196	9
Total Interest Expense	5,509	896
Net Interest Income	5,309	5,478
Provision for Credit Losses	392	679
Net Interest Income after Provision for Credit Losses	4,917	4,799

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	806	637
Real estate sales commissions, net	24	61
Insurance commissions	136	116
Other fees and services charges	231	166
Net loan servicing income	1,229	165
Income from bank-owned life insurance	24	21
Net gain on loans held for sale	880	4,210
Gain on the sale of SBA loans	50	133
Total Non-Interest Income	3,380	5,509

Non-Interest Expense
Salaries and employee benefits	5,342	4,591
Directors' fees and expenses	105	71
Occupancy and equipment	527	420
Data processing	217	197
Professional fees	175	184
FDIC deposit insurance assessment	232	116
Advertising	299	208
Amortization of other intangible	12	12
Other	721	384
Total Non-Interest Expense	7,630	6,183

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands, except for share and per share data)
Income before Income Taxes	$667	$4,125
Income Taxes	218	861
Net Income	$449	$3,264
Net (Loss) Income Attributable to Noncontrolling Interest	$(114)	$1,016
Net Income Attributable to Quaint Oak Bancorp, Inc.	$563	$2,248

Earnings per share - basic	$0.26	$1.12
Average shares outstanding - basic	2,182,597	2,013,638
Earnings per share - diluted	$0.25	$1.05
Average shares outstanding - diluted	2,272,530	2,137,122

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net Income	$449	$3,264

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	13	(27)
Income tax effect	(3)	6
Other comprehensive income (loss)	10	(21)

Total Comprehensive Income	$459	$3,243
Comprehensive (Loss) Income Attributable to Noncontrolling Interest	$(114)	$1,016
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$573	$2,227

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE –	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082
DECEMBER 31, 2022

Reissuance of treasury stock under 401(k) Plan	1,819		29	11				40

Reissuance of treasury stock for exercised stock options	23,000		28	93				121

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(283)		(283)

Noncontrolling interest distribution							(40)	(40)

Net income (loss)						563	(114)	449

Other comprehensive income, net					10			10

BALANCE – MARCH 31, 2023	2,192,432	$28	$18,005	$(3,888)	$(14)	$31,155	$4,135	$49,421

For the Three Months Ended March 31, 2022
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE –
DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Contribution of shares to ESOP from Treasury	4,000		66	25				91
Treasury stock purchased	(638)			(14)				(14)
Reissuance of treasury stock under 401(k) Plan	842		13	5				18

Reissuance of treasury stock for exercised stock options	1,000		7	6				13

Stock based compensation expense			42					42

Cash dividends declared ($0.11 per share)						(221)		(221)

Noncontrolling interest member distribution							(117)	(117)

Net income						2,248	1,016	3,264

Other comprehensive loss, net					(21)			(21)

BALANCE – MARCH 31, 2022	2,016,517	$28	$15,813	$(4,955)	$2	$26,057	$3,019	$39,964

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
	(In Thousands)
Cash Flows from Operating Activities
Net income	$449	$3,264
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	211	679
Depreciation of premises and equipment	121	89
Amortization (accretion), net of operating right-of-use assets	31	71
Amortization (accretion), net of subordinated debt issuance costs	30	8
Amortization (accretion), net of other intangible	12	12
Amortization (accretion), net of securities premiums	-	(2)
Amortization (accretion), net of deferred loan fees and costs, net	(279)	(832)
Stock-based compensation expense	42	133
Net gain on loans held for sale	(880)	(4,210)
Loans held for sale-originations	(129,126)	(102,252)
Loans held for sale-proceeds	122,022	157,418
Gain on the sale of SBA loans	(50)	(133)
Increase in the cash surrender value of bank-owned life insurance	(24)	(21)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(78)	362
Prepaid expenses and other assets	(1,297)	1,002
Accrued interest payable	179	124
Accrued expenses and other liabilities	2,126	2,354
Net Cash (Used in) Provided by Operating Activities	(6,511)	58,066
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(619)	(590)
Redemption of interest-earning time deposits	1,790	1,553
Principal repayments of investment securities available for sale	146	236
Net increase in loans receivable	(10,844)	(33,056)
Purchase of Federal Home Loan Bank stock	(740)	(920)
Redemption of Federal Home Loan Bank stock	600	-
Purchase of premises and equipment	(256)	(139)
Net Cash Used in Investing Activities	(9,923)	(32,916)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money markets, and savings accounts	(11,544)	6,507
Net increase in certificate accounts	16,740	4,962
Decrease in advances from borrowers for taxes and insurance	(990)	(359)
Repayments of Federal Home Loan Bank short-term borrowings	(13,500)	(26,000)
Proceeds from Federal Home Loan Bank short-term borrowings	33,500	23,000
Repayments of Federal Home Loan Bank long-term borrowings	(20,000)	-
Repayments of Federal Reserve Bank short-term borrowings	(49,700)	(546)
Proceeds from Federal Reserve Bank short-term borrowings	42,700	-
Proceeds from other borrowings	5,628	916
Net proceeds from subordinated debt	13,743	-
Dividends paid	(283)	(221)
Noncontrolling interest capital distribution	(40)	(117)
Purchase of treasury stock	-	(14)
Proceeds from the reissuance of treasury stock	40	18
Proceeds from the exercise of stock options	121	13
Net Cash Provided by Financing Activities	16,415	8,159
Net (Decrease) Increase in Cash and Cash Equivalents	(19)	33,309
Cash and Cash Equivalents – Beginning of Year	3,893	10,705
Cash and Cash Equivalents – End of Year	$3,874	$44,014

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$5,329	$771
Cash payments for income taxes	$191	$107
Initial recognition of operating lease right-of use assets	$1,563	$-
Initial recognition of operating lease obligations	$1,563	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation.  The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries.  At March 31, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.  All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation.  Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System.  The market area served by the Bank is principally Bucks, Montgomery and Philadelphia Counties in Pennsylvania and the Lehigh Valley area in Pennsylvania. The Bank has three regional offices located in the Delaware Valley, Lehigh Valley and Philadelphia markets. The principal deposit products offered by the Bank are money market accounts, certificates of deposit, non-interest bearing checking accounts for businesses and consumers, and savings accounts.  The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.  The balances as of December 31, 2022 have been derived from the audited financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2022 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Use of Estimates in the Preparation of Financial Statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s most significant estimates are the determination of the allowance for credit losses and the valuation of deferred tax assets.

Critical Accounting Policies. During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Accounting Pronouncements Recently Adopted.  In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls "reference rate reform", if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This update did not have a significant impact on the Company’s financial statements.

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

The Company adopted ASU 326 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASU 326, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Company recorded no change to retained earnings as of January 1, 2023 for the cumulative effect of adopting ASC 326.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The following table presents the impact of adopting ASU 2016-13 on January 1, 2023 (in thousands):

	As Reported Under ASC 326	Impact of ASC 326 Adoption	Prior to Adopting ASC 326
Allowance for credit losses - loans
Real estate loans:
One-to-four family residential:
Owner occupied	$123	$-	$123
Non-owner occupied	295	-	295
Total one-to-four family residential	418	-	418
Multi-family (five or more) residential	451	-	451
Commercial real estate	3,750	-	3,750
Construction	304	-	304
Home equity	33	-	33
Total real estate loans	4,956	-	4,956

Commercial business and other consumer	2,422	-	2,422
Unallocated	300	-	300
Total allowance for credit losses	7,678	-	7,678

Allowance for credit losses - unfunded commitments
Reserve for unfunded commitments	27	-	27

Total	$7,705	$-	$7,705

Loans are stated at their principal amount outstanding, except for loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned.

In general, loans are placed on non-accrual status once they become 90 days delinquent as to principal or interest. In certain cases a loan may be placed on nonaccrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Company believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. The Company generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Company believes that all amounts outstanding on a non-accrual loan will ultimately be collected, payments received subsequent to its classification as a non-accrual loan are allocated between interest income and principal.

A loan that is 90 days delinquent may continue to accrue interest if the loan is both adequately secured and is in the process of collection. Past due status is determined based on contractual due dates for loan payments. An adequately secured loan is one that has collateral with a supported fair value that is sufficient to discharge the debt, and/or has an enforceable guarantee from a financially responsible party. A loan is considered to be in the process of collection if collection is proceeding through legal action or through other activities that are reasonably expected to result in repayment of the debt or restoration to current status in the near future.

Loans deemed to be a loss are written off through a charge against the allowance for credit losses (ACL). All loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral, if any. Principal recoveries of loans previously charged off are recorded as increases to the ACL.

Loan Origination Fees and Costs.  Loan origination fees and the related direct origination costs are deferred and amortized over the life of the loan as an adjustment to interest income.

Allowance for Credit Losses. The discussion that follows describes the methodology for determining the ACL under the ASU 326 model that was adopted effective January 1, 2023. The allowance methodology for prior periods is disclosed in the Company’s 2022 Annual Report on Form 10-K.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Loans. The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative adjustments to the ASU 326 model.

Loans Evaluated Collectively. Homogeneous loans are evaluated collectively for expected credit losses.

Loans Evaluated Individually. Loans evaluated individually for expected credit losses could  include loans on non-accrual status or loans whose terms are modified if the Company grants such borrowers concessions.

Loans evaluated individually may have specific allocations assigned if the measured value of the loan using one of the noted techniques is less than its current carrying value. For loans measured using the fair value of collateral, if the analysis determines that sufficient collateral value would be available for repayment of the debt, then no allocations would be assigned to those loans. Collateral could be in the form of real estate or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification. For all loans, an internal risk rating process is used. The Company believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings may be changed based on ongoing monitoring procedures, or if specific loan review assessments identify a deterioration or an improvement in the loan.

The following is a summary of the Company's internal risk rating categories:

●	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

●

Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

●

Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Company considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to Allowance for Credit Losses: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on Management’s knowledge of the portfolio and the markets in which the Company operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These include but are not limited to loans-in-process, trade acceptances and overdrafts.

Off Balance Sheet Credit Exposures: The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The allowance for credit losses specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for off balance sheet credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Reclassifications.   Certain items in the 2022 consolidated financial statements have been reclassified to conform to the presentation in the 2023 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.  The reclassifications had no effect on net income or stockholders’ equity.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2023 and 2022, all outstanding stock options granted under the 2008 Stock Option Plan, the 2013 Stock Incentive Plan and the 2018 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2023	2022
Net Income Attributable to Quaint Oak Bancorp, Inc.	$563,000	$2,248,000

Weighted average shares outstanding – basic	2,182,597	2,013,638
Effect of dilutive common stock equivalents	89,932	123,484
Adjusted weighted average shares outstanding – diluted	2,272,530	2,137,122

Basic earnings per share	$0.26	$1.12
Diluted earnings per share	$0.25	$1.05

Note 3 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2023 and 2022 (in thousands):

	Unrealized (Losses) Gains on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$(24)	$23
Total other comprehensive income (loss)	10	(21)
Balance at the end of the period	$(14)	$2

_________________

(1) All amounts are net of tax.  Amounts in parentheses indicate debits.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment in Interest-Earning Time Deposits

The investment in interest-earning time deposits as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below (in thousands):

	March 31, 2023	December 31, 2022
Due in one year or less	$750	$2,541
Due after one year through five years	1,912	1,292
Total	$2,662	$3,833

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2023 and December 31, 2022 are summarized below (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,757	$-	$(17)	$2,740
Federal National Mortgage Association securities	97	-	(1)	96
Total available-for-sale-securities	$2,854	$-	$(18)	$2,836

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,902	$-	$(31)	$2,871
Federal National Mortgage Association securities	98	1	-	99
Total available-for-sale-securities	$3,000	$1	$(31)	$2,970

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The amortized cost and fair value of mortgage-backed securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$2,854	$2,836
Total	$2,854	$2,836

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 (in thousands):

	March 31, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,740	$(17)	$-	$-	$2,740	$(17)
Federal National Mortgage Association securities	1	96	(1)	-	-	96	(1)
Total	12	$2,836	$(18)	$-	$-	$2,836	$(18)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022 (in thousands):

	December 31, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,871	$(31)	$--	$--	$2,871	$(31)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of March 31, 2023.

There were no impairment charges recognized during the three months ended March 31, 2023 or 2022.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate loans:
One-to-four family residential:
Owner occupied	$18,080	$18,070
Non-owner occupied	38,181	39,315
Total one-to-four family residential	56,261	57,385
Multi-family (five or more) residential	47,632	46,909
Commercial real estate	339,226	333,540
Construction	39,204	28,938
Home equity	5,321	4,918
Total real estate loans	487,644	471,690

Commercial business(1)	153,901	159,069
Other consumer	14	2
Total Loans	641,559	630,761

Deferred loan fees and costs	(1,075)	(1,219)
Allowance for credit losses	(7,658)	(7,678)
Net Loans	$632,826	$621,864

(1) Includes $163,000 and $214,000 of PPP loans at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2023 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$524	$9,035	$3,553	$1,950	$575	$2,443	$-	$18,080
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$524	$9,035	$3,553	$1,950	$575	$2,443	$-	$18,080
One-to-four family residential non-owner occupied
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Risk rating
Pass	$-	$6,972	$9,267	$3,333	$933	$17,676	$-	$38,181
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$-	$6,972	$9,267	$3,333	$933	$17,676	$-	$38,181
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year						Revolving Loans Amortized Cost Basis
As of March 31, 2023	2023	2022	2021	2020	2019	Prior		Total

Multi-family residential Risk rating
Pass	$972	$17,363	$13,155	$4,574	$603	$9,388	$-	$46,055
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,577	-	1,577
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$972	$17,363	$13,155	$4,574	$603	$10,965	$-	$47,632
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate Risk rating
Pass	$18,789	$158,332	$73,192	$22,984	$15,985	$49,009	$935	$339,226
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$18,789	$158,332	$73,192	$22,984	$15,985	$49,009	$935	$339,226
Current period gross charge-offs	$-	$-	$-	$134	$-	$-	$-	$134
Construction Risk rating
Pass	$3,874	$16,783	$12,653	$3,767	$-	$-	$-	$37,077
Special mention	-	-	-	-	-	2,127	-	2,127
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$3,874	$16,783	$12,653	$3,767	$-	$2,127	$-	$39,204
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity Risk rating
Pass	$500	$64	$-	$-	$-	$240	$4,517	$5,321
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$500	$64	$-	$-	$-	$240	$4,517	$5,321
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business Risk rating
Pass	$3,921	$85,027	$35,262	$5,748	$7,273	$743	$9,806	$147,780
Special mention	-	893	925	-	-	-	1,999	3,817
Substandard	-	-	739	-	1,242	323	-	2,304
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$3,921	$85,920	$36,926	$5,748	$8,515	$1,066	$11,805	$153,901
Current period gross charge-offs	$-	$-	$-	$97	$-	$-	$-	97
Other consumer Risk rating
Pass	$14	$-	$-	$-	$-	$-	$-	$14
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$14	$-	$-	$-	$-	$-	$-	$14
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total Risk rating
Pass	$28,594	$293,576	$147,082	$42,356	$25,369	$79,499	$15,258	$631,734
Special mention	-	893	925	-	-	2,127	1,999	5,944
Substandard	-	-	739	-	1,242	1,900	-	3,881
Doubtful	-	-	-	-	-	-	-	-
Total	$28,594	$294,469	$148,746	$42,356	$26,611	$83,526	$17,257	$641,559
Current period gross charge-offs	$-	$-	$-	$231	$-	$-	$-	231

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The information presented in the table above is not required for periods prior to the adoption of ASU 326. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2022 (in thousands):

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential owner occupied	$17,663	$407	$-	$-	$18,070
One-to-four family residential non-owner occupied	39,315	-	-	-	39,315
Multi-family residential	45,201	-	1,708	-	46,909
Commercial real estate	333,406	-	134	-	333,540
Construction	28,938	-	-	-	28,938
Home equity	4,918	-	-	-	4,918
Commercial business	153,746	2,908	2,415	-	159,069
Other consumer	2	-	-	-	2
Total	$623,189	$3,315	$4,257	$-	$630,761

The following table presents non-accrual loans by classes of the loan portfolio as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023					December 31,
	Non-accrual loans					2022
	With a Related Allowance	Without a Related Allowance	Total	90 Days or More Past Due and Accruing	Total Non- Performing	Total Non- Accrual Loans
One-to-four family residential owner occupied	$-	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-	-
Multi-family residential	1,577	-	1,577	-	$1,577	1,708
Commercial real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Total	$1,577	$-	$1,577	-	$1,577	$1,708

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2022 as well as the average recorded investment and related interest income for the year then ended (in thousands):

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	9	-	7	-
Multi-family residential	1,708	1,722	-	1,708	-
Commercial real estate	129	129	-	130	12
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	-	-	-	-	-
Other consumer	-	-	-	-	-

With an allowance recorded:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial real estate	134	134	118	136	9
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	97	97	96	102	6
Other consumer	-	-	-	-	-

Total:
One-to-four family residential owner occupied	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	7	9	-	7	-
Multi-family residential	1,708	1,722	-	1,708	-
Commercial real estate	263	263	118	266	21
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial business	97	97	96	102	6
Other consumer	-	-	-	-	-
Total	$2,075	$2,091	$215	$2,083	$27

Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs. At December 31, 2022, the Company had two loans totaling $136,000 that were identified as troubled debt restructurings. Both of these loans were performing in accordance with their modified terms as of December 31, 2022.

As of March 31, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three months ended March 31, 2023 and recorded investment in loans receivable as of March 31, 2023 (in thousands):

		March 31, 2023
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678
Impact of ASU	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	(134)	-	-	(97)	-	(231)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	30	(39)	(55)	(249)	102	21	701	(300)	211
Ending balance	$153	$256	$396	$3,367	$406	$54	$3,026	$-	$7,658

1.

Provision included in the table only includes the portion related to loans receivable. The total provision for credit losses of $392,000 includes a provision of $181,000 for off balance sheet credit exposure, which is reflected in other liabilities on the balance sheet.

The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2023, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2023, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio class for the three months ended March 31, 2023, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the year ended December 31, 2022 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2022 (in thousands):

	December 31, 2022
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Charge-offs	-	-	-	-	-	-	(59)	-	(59)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	50	3	202	1,275	185	4	856	(100)	2,475
Ending balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678

Ending balance evaluated for impairment:
Individually	$-	$-	$-	$118	$-	$-	$97	$-	$215
Collectively	$123	$295	$451	$3,632	$304	$33	2,325	$300	$7,463

Loans receivable:
Ending balance	$18,070	$39,315	$46,909	$333,540	$28,938	$4,918	$159,071		$630,761
Ending balance evaluated for impairment:
Individually	$-	$7	$1,708	$263	$-	$-	$97		$2,075
Collectively	$18,070	$39,308	$45,201	$333,277	$28,938	$4,918	$158,974		$628,686

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The Bank allocated increased allowance for credit loss provisions to the commercial real estate loan portfolio class for the year ended December 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the year ended December 31, 2022, due primarily to changes in quantitative factors in this portfolio class.  The Bank allocated increased allowance for credit loss provisions to the multi-family loan portfolio class for the year ended December 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three months ended March 31, 2022 and recorded investment in loans receivable as of March 31, 2022 (in thousands):

	March 31, 2022
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$73	$292	$249	$2,475	$119	$29	$1,625	$400	$5,262
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	26	13	215	162	13	(1)	251	-	679
Ending balance	$99	$305	$464	$2,637	$132	$28	$1,876	$400	$5,941

Ending balance evaluated for impairment:
Individually	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively	$99	$305	$464	$2,637	$132	$28	$1,876	$400	$5,941

The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the multi-family residential loan portfolio class for the three months ended March 31, 2022 due primarily to qualitative and quantitative factors in this portfolio class. The Bank also allocated increased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2022, due primarily to changes in quantitative factors in this portfolio class.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	30-89 Days Past Due	90 Days or More Past Due and Accruing		90 Days or More Past Due and on Non-Accrual	Current	Total Loans Receivable
One-to-four family residential owner occupied	$406		$-	$-	$17,674	$18,080
One-to-four family residential non-owner occupied	69		-	-	38,112	38,181
Multi-family residential	-		-	1,577	46,055	47,632
Commercial real estate	739		-	-	338,487	339,226
Construction	-		-	-	39,204	39,204
Home equity	38		-	-	5,283	5,321
Commercial business	-		-	-	153,901	153,901
Other consumer	-		-	-	14	14
Total	$1,252	$	,-	$1,577	$638,730	$641,559

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The information presented in the table above is not required for periods prior to the adoption of ASU 326. The following table presents the most comparable required information for the classes of the loan portfolio summarized by the past due status prior to ASU 326 methodology as of December 31, 2022 (in thousands):

	December 31, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$407	$-	$407	$17,663	$18,070	$-
One-to-four family residential non-owner occupied	23	-	23	39,292	39,315	-
Multi-family residential	-	1,708	1,708	45,201	46,909	-
Commercial real estate	2,895	134	3,029	330,511	333,540	-
Construction	2,062	-	2,062	26,876	28,938	-
Home equity	39	-	39	4,879	4,918	-
Commercial business	10	97	107	158,962	159,069	51
Other consumer	-	-	-	2	2	-
Total	$5,436	$1,939	$7,375	$623,386	$630,761	$51

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $1.6 million at March 31, 2023 and $2.0 million at December 31, 2022.  For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

For the three months ended March 31, 2023 and the year ended December 31, 2022 there was no interest income recognized on non-accrual loans on a cash basis. There was $59,000 of interest income foregone on non-accrual loans for the three months ended March 31, 2023. There was $167,000 of interest income foregone on non-accrual loans for the year ended December 31, 2022.

Note 7 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions.  The Company paid $1.0 million for these rights.  Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset.  This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at March 31, 2023 was $162,000, which is net of accumulated amortization of $253,000. Amortization expense for both the three months ended March 31, 2023 and 2022 amounted to approximately $12,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2023	December 31, 2022
Non-interest bearing checking accounts	$95,214	$88,728
Savings accounts	1,536	1,597
Money market accounts	243,003	260,972
Certificates of deposit	214,691	197,951
Total deposits	$554,444	$549,248

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank advances consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$113,200	5.15%	$93,200	4.45%

Fixed rate borrowings maturing:
2023	37,000	2.34	57,000	2.22
2024	6,167	2.05	6,167	2.05
2025	2,855	1.25	2,855	1.25
Total FHLB long-term debt	$46,022	2.23%	$66,022	2.16%

Federal Home Loan Bank (FHLB) borrowings totaled $159.2 million at March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company borrowed $33.5 million of FHLB short-term borrowings and paid down $13.5 million of FHLB short-term borrowings and $20.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at March 31, 2023 as the Company borrowed $42.7 million and paid down the $49.7 million of FRB borrowings.

On December 27, 2018, the Company issued $8.0 million in subordinated notes. These notes have a maturity date of December 31, 2028, and bear interest at a fixed rate of 6.50% for the first five years of their term and a floating rate for the remaining five years. The Company may, at its option, at any time on an interest payment date on or after December 31, 2023, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption.

On March 2, 2023, the Company announced the completion of a private offering of $12.0 million in aggregate principal amount of fixed rate subordinated notes due March 15, 2025 (the “Notes”) to certain qualified institutional buyers.  On March 16, 2023, the Company completed an additional $2.0 million in aggregate private offering of subordinated debt to accredited investors under the same terms.  The Company intends to use the net proceeds of the offerings for general corporate purposes.

The Notes bear interest at a fixed annual rate of 8.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The Notes’ maturity date is March 15, 2025. The Company is entitled to redeem the Notes, in whole or in part, on or after March 15, 2024, and to redeem the Notes at any time in whole upon certain other events, at a redemption price equal to 100% of the outstanding principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

The balance of subordinated debt, net of unamortized debt issuance costs, was $21.7 million at March 31, 2023 and $8 million at December 31, 2022.

Other borrowings increased $5.6 million, or 102.5%, to $11.1 million at March 31, 2023 from $5.5 million at December 31, 2022. Other borrowings represent outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Borrowing capacity on the two lines of credit total $15.0 million at March 31, 2023.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the quarter ended March 31, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

During the quarter ended March 31, 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000.  During the three months ended March 31, 2022, the Company recognized $91,000 of ESOP expense.

Stock Incentive Plans – Share Awards

In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”).  The 2013 Stock Incentive Plan terminated on March 13, 2023, however the outstanding unvested shares awards as of such date remain outstanding for the remainder of their original five-year vesting term ending May 9, 2023.

In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”).  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

As of March 31, 2023 a total of 9,122 share awards were unvested under the 2013 and 2018 Stock Incentive Plans and up to 11,750 share awards were available for future grant under the 2018 Stock Incentive Plan.  The 2013 and 2018 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2013 and 2018 Stock Incentive Plans as of March 31, 2023 and 2022 and changes during the three months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	9,122	$13.30	18,845	$13.30
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at the end of the period	9,122	$13.30	18,845	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended March 31, 2023 and 2022, the Company recognized approximately $31,000 of compensation expense.  During both the three months ended March 31, 2023 and 2022, the Company recognized a tax benefit of approximately $7,000. As of March 31, 2023, approximately $12,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.1 years.

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”).  The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remain valid and existing for the remainder of their 10 year terms, expiring May 8, 2023. The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 146,250 may be stock options assuming all the restricted shares are awarded. The 2013 Stock Incentive Plan terminated on March 13, 2023, however the outstanding unexercised stock options as of such date remain outstanding for the remainder of their original ten-year terms. The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 116,250 may be stock options assuming all the restricted shares are awarded.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards (Continued)

As of March 31, 2023, a total of 195,936 grants of stock options were outstanding under the Option Plan and 2013 and 2018 Stock Incentive Plans and 37,250 stock options were available for future grant under the 2018 Stock Incentive Plan.  Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Stock Option and Stock Incentive Plans – Stock Options

A summary of option activity under the Company’s Option Plan and 2013 and 2018 Stock Incentive Plans for the three months ended March 31, 2023 and 2022 and changes during the three months ended March 31, 2023 and 2022 is as follows:

	March 31,
	2023			2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	195,936	$11.24	3.5	233,136	$10.96	4.2
Granted	-	-	-	-	-	-
Exercised	(23,000)	8.10	-	(1,000)	13.30	-
Forfeited	-	-	-	-	-	-
Outstanding at end of period	172,936	$11.66	3.7	232,136	$10.95	4.1
Exercisable at end of period	147,009	$10.62	6.5	179,081	$10.26	5.6

During both the three months ended March 31, 2023 and 2022, approximately $11,000 in compensation expense on stock options was recognized. A tax benefit of approximately $1,000, was recognized during each of these periods. As of March 31, 2023, approximately $6,000 in additional compensation expense will be recognized over the remaining service period of approximately 0.1 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2022 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk.  Loans are considered a Level 3 classification.

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

Non-performing loans: Non-performing loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans less estimated costs to sell. Collateral is primarily in the form of real estate. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2023 (in thousands):

	March 31, 2023
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,740	$-	$2,740	$-
Federal National Mortgage Association mortgage- backed securities	96	-	96	-
Total investment securities available for sale	$2,836	$-	$2,836	$-
Total recurring fair value measurements	$2,836	$-	$2,836	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$1,577	$-	$-	$1,577
Total nonrecurring fair value measurements	$1,577	$-	$-	$1,577

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2022 (in thousands):

	December 31, 2022
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,871	$-	$2,871	$-
Federal National Mortgage Association mortgage- backed securities	99	-	99	-
Total investment securities available for sale	$2,970	$-	$2,970	$-
Total recurring fair value measurements	$2,970	$-	$2,970	$-

Nonrecurring fair value measurements
Impaired loans	$1,860	$-	$-	$1,860
Total nonrecurring fair value measurements	$1,860	$-	$-	$1,860

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$1,577	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

	December 31, 2022
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,860	Appraisal of collateral (1)	Appraisal adjustments (2)	10% (10%)

______________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2023 and December 31, 2022 (in thousands):

			Fair Value Measurements at
			March 31, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$2,662	$2,742	$-	$-	$2,742
Loans held for sale	141,206	145,046	-	145,046	-
Loans receivable, net	632,826	610,989	-	-	610,989

Financial Liabilities
Deposits	554,444	558,001	339,753	-	218,248
FHLB long-term borrowings	46,022	45,881	-	-	45,881
Subordinated debt	21,739	21,165	-	-	21,165

			Fair Value Measurements at
			December 31, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$3,833	$3,907	$-	$-	$3,907
Loans held for sale	133,222	137,253	-	137,253	-
Loans receivable, net	621,864	600,186	-	-	600,186

Financial Liabilities
Deposits	549,248	551,157	351,297	-	199,860
FHLB long-term borrowings	66,022	65,846	-	-	65,846
FRB long-term borrowings	7,000	6,981	-	-	6,981
Subordinated debt	7,966	7,886	-	-	7,886

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan and investment portfolio and management’s assessment of the collectability of the loan and investment portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, which are included in the Banking Segment for segment reporting purposes.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$5,596	$(287)	$5,309	$5,501	$(23)	$5,478
Provision for Credit Losses	392	-	392	679	-	679
Net Interest Income (Loss) after Provision for Credit Losses	5,204	(287)	4,917	4,822	(23)	4,799

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	137	669	806	204	433	637
Real estate sales commissions, net	24	-	24	61	-	61
Insurance commissions	136	-	136	116	-	116
Other fees and services charges	98	133	231	149	17	166
Net loan servicing income	143	1,086	1,229	5	160	165
Income from bank-owned life insurance	24	-	24	21	-	21
Net gain on loans held for sale	391	489	880	1,038	3,172	4,210
Gain on the sale of SBA loans	50	-	50	133	-	133
Total Non-Interest Income	1,003	2,377	3,380	1,727	3,782	5,509

Non-Interest Expense
Salaries and employee benefits	3,576	1,766	5,342	3,238	1,353	4,591
Directors’ fees and expenses	105	-	105	71	-	71
Occupancy and equipment	342	185	527	308	112	420
Data processing	217	-	217	197	-	197
Professional fees	148	27	175	171	13	184
FDIC deposit insurance assessment	232	-	232	116	-	116
Advertising	83	216	299	85	123	208
Amortization of other intangible	12	-	12	12	-	12
Other	593	128	721	299	85	384
Total Non-Interest Expense	5,308	2,322	7,630	4,497	1,686	6,183
Pretax Segment Profit (Loss)	$899	$(232)	$667	$2,052	$2,073	$4,125
Net (Loss) Income Attributable to Noncontrolling Interest	$(114)	$-	$(114)	$1,016	$-	$1,016
Segment Assets	$767,307	$44,293	$811,600	$514,970	$20,896	$535,866

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

            This Quarterly Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”  Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of  and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements.  The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of credit losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; (7) the impact of the current outbreak of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged.  The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General

            The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007.  The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company, along with the Bank’s wholly owned subsidiaries and the Bank's majority equity position in Oakmont Capital Holdings, LLC.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for credit losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, data processing expense, professional fees, advertising expense, FDIC deposit insurance assessment, and other expenses.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At March 31, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania.  The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania.  These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.  All significant intercompany balances and transactions have been eliminated.

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

During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

General.   The Company’s total assets at March 31, 2023 were $811.6 million, an increase of $19.3 million, or 2.4%, from $792.4 million at December 31, 2022.  This growth in total assets was primarily due to an $11.0 million, or 1.8%, increase in loans receivable, net, and an $8.0 million, or 6.0%, increase in loans held for sale. The largest increases within the loan portfolio occurred in construction loans which increased $10.3 million, or 35.5%, commercial real estate loans which increased $5.7 million, or 1.7%, multi-family residential loans which increased $723,000, or 1.5%, home equity loans which increased $403,000, or 8.2%, and other consumer loans which increased $12,000, or 600.0%. Partially offsetting these increases was a $5.2 million, or 3.2% decrease in commercial business loans, and a $1.1 million, or 2.9%, decrease in one-to-four family non-owner occupied loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $19,000, or 0.5%, and remained at $3.9 million at March 31, 2023 and December 31, 2022, as excess liquidity was used primarily to fund loans.

Investment in Interest-Earning Time Deposits.  Investment in interest-earning time deposits decreased $1.2 million, or 30.6%, from $3.8 million at December 31, 2022 to $2.7 million at March 31, 2023 as six interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the three months ended March 31, 2023.

Investment Securities Available for Sale.  Investment securities available for sale decreased $134,000, or 4.5%, from $3.0 million at December 31, 2022 to $2.8 million at March 31, 2023, due primarily to the principal repayments on these securities during the three months ended March 31, 2023.

Loans Held for Sale.  Loans held for sale increased $8.0 million, or 6.0%, from $133.2 million at December 31, 2022 to $141.2 million at March 31, 2023 as the Bank originated $113.8 million in equipment loans held for sale and sold $106.4 million of equipment loans during the three months ended March 31, 2023. Partially offsetting the increase in loans held for sale is $18.5 million of loan amortization and prepayments. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $15.4 million of one-to-four family residential loans during the three months ended March 31, 2023 and sold $14.7 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, increased $11.0 million, or 1.8%, to $632.8 million at March 31, 2023 from $621.9 million December 31, 2022.  This increase was funded primarily from deposits.  Increases within the portfolio occurred in construction loans which increased $10.3 million, or 35.5%, commercial real estate loans which increased $5.7 million, or 1.7%, multi-family residential loans which increased $723,000, or 1.5%, home equity loans which increased $403,000, or 8.2%, and other consumer loans which increased $12,000, or 600.0%. Partially offsetting these increases was a $5.2 million, or 3.2% decrease in commercial business loans, and a $1.1 million, or 2.9%, decrease in one-to-four family non-owner occupied loans.

             Deposits.  Total deposits increased $5.2 million, or 1.0%, to $554.4 million at March 31, 2023 from $549.2 million at December 31, 2022. This increase in deposits was primarily attributable to an increase of $16.7 million, or 8.5%, in certificates of deposit, and an increase of $6.5 million, or 7.3%, in non-interest bearing checking accounts. The increase in total deposits was partially offset by an $18.0 million, or 6.9%, decrease in money market accounts, and a $61,000, or 3.8%, decrease in savings accounts.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $121.7 million, or 22.0% of total deposits at March 31, 2023.

Borrowings.  Federal Home Loan Bank (FHLB) borrowings totaled $159.2 million at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company borrowed $33.5 million of FHLB short-term borrowings and paid down $13.5 million of FHLB short-term borrowings and $20.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at March 31, 2023 as the Company paid down the $7.0 million of FRB borrowings. Other borrowings increased $5.6 million, or 102.5%, to $11.1 million at March 31, 2023 from $5.5 million at December 31, 2022.

Accrued Expenses and Other Liabilities.  Accrued expenses and other liabilities increased $2.1 million, or 22.2%, to $11.7 million at March 31, 2023 from $9.6 million at December 31, 2022, due primarily to an increase in right of use lease liability driven by the capitalization of leases for Oakmont in accordance with Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842). Also contributing to the increase is an increase in tax and other expense accruals.

             Stockholders’ Equity.  Total stockholders’ equity increased $339,000, or 0.7%, to $49.4 million at March 31, 2023 from $49.1 million at December 31, 2022.  Contributing to the increase was net income for the three months ended March 31, 2023 of $563,000, the reissuance of treasury stock for exercised stock options of $121,000, amortization of stock awards and options under our stock compensation plans of $42,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $40,000, and other comprehensive income, net of $10,000. These increases were partially offset by dividends paid of $283,000, net loss attributable to noncontrolling interest of $114,000, and noncontrolling interest distribution of $40,000.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General.  Net income amounted to $563,000 for the three months ended March 31, 2023, a decrease of $1.7 million, or 75.0%, compared to net income of $2.2 million for the three months ended March 31, 2022.  The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in non-interest income of $2.1 million, an increase in non-interest expense of $1.6 million, and a decrease in net interest income of $169,000, partially offset by a decrease in net income attributable to noncontrolling interest of $1.1 million, a decrease in the provision for income taxes of $643,000, and a decrease in the provision for credit losses of $468,000.

Net Interest Income.  Net interest income decreased $169,000, or 3.1% to $5.3 million for the three months ended March 31, 2023 from $5.5 million for the three months ended March 31, 2022.  The decrease was driven by a $4.6 million, or 514.8%, increase in interest expense, partially offset by a $4.4 million, or 69.7%, increase in interest income.

             Interest Expense.  The $4.6 million, or 514.8%, increase in interest expense for the three months ended March 31, 2023 over the comparable period in 2022 was primarily attributable to a 321 basis point increase in the rate on average money market accounts which increased from 0.41% at March 31, 2022 to 3.62% at March 31, 2023 and had the effect of increasing interest expense by $2.0 million. Also contributing to the increase in interest expense is a 461 basis point increase in the rate on average FHLB short-term borrowings which increased from 0.25% at March 31, 2022 to 4.86% at March 31, 2023 and had the effect of increasing interest expense by $1.2 million. Also contributing to the increase in interest expense was a 148 basis point increase in average rate of certificates of deposit, which increased from 0.90% for the three months ended March 31, 2022 to 2.38% for the three months ended March 31, 2023, and had the effect of increasing interest expense by $774,000. The average interest rate spread decreased from 4.00% for the three months ended March 31, 2022 to 2.10% for the three months ended March 31, 2023 while the net interest margin decreased from 4.15% for the three months ended March 31, 2022 to 2.72% for the three months ended March 31, 2023. The year over year margin compression was primarily due to the 450 basis point increase in the federal funds rate over the same timeframe.

             Interest Income.  The $4.4 million, or 69.7%, increase in interest income was primarily due to a $235.0 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $528.3 million for the three months ended March 31, 2022 to an average balance of $763.4 million for the three months ended March 31, 2023, and had the effect of increasing interest income $2.9 million. Also contributing to the increase in interest income was a 58 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.97% for the three months ended March 31, 2022 to 5.55% for the three months ended March 31, 2023, and had the effect of increasing interest income $1.1 million.

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

	Three Months Ended March 31,
	2023			2022
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$5,769	$56	3.88%	$12,319	$3	0.10%
Investment in interest-earning time deposits	3,238	27	3.34	7,441	34	1.83
Investment securities available for sale	2,923	32	4.38	3,935	9	0.91
Loans receivable, net (1) (2)	763,363	10,594	5.55	528,325	6,570	4.97
Investment in FH LB stock	6,644	109	6.56	2,443	27	4.42
Total interest-earning assets	781,937	10,818	5.53%	554,463	6,643	4.79%
Non-interest-earning assets	22,030			15,932
Total assets	$803,967			$570,395
Interest-bearing liabilities:
Savings accounts	$1,562	$1	0.26%	$1,867	$1	0.22%
Money market accounts	249,798	2,260	3.62	198,003	205	0.41
Certificate of deposit accounts	209,935	1,249	2.38	183,127	414	0.90
Total deposits	461,295	3,510	3.04	382,997	620	0.65
FHLB short-term borrowings	107,106	1,300	4.86	35,678	22	0.25
FHLB long-term borrowings	51,855	277	2.14	23,193	112	1.93
FRB long-term borrowings	974	10	4.11	3,580	3	0.34
Subordinated debt	12,255	216	7.05	7,936	130	6.55
Other short-term borrowings	9,062	196	8.65	458	9	7.86
Total interest-bearing liabilities	642,547	5,509	3.43%	453,842	896	0.79%
Non-interest-bearing liabilities	115,657			80,761
Total liabilities	758,204			534,603
Stockholders’ Equity	45,763			35,792
Total liabilities and Stockholders’ Equity	$803,967			$570,395
Net interest-earning assets	$139,390			$100,621
Net interest income; average interest rate spread		$5,309	2.10%		$5,747	4.00%
Net interest margin (3)			2.72%			4.15%
Average interest-earning assets to average interest-bearing liabilities			121.69%			122.17%

________________________

(1)          Includes loans held for sale.

(2)          Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)          Equals net interest income divided by average interest-earning assets.

            Provision for Credit Losses.  The Company’s provision for credit losses decreased $287,000, or 42.3%, to $392,000 for the three months ended March 31, 2023 from $679,000 for the three months ended March 31, 2022. The decrease in the provision for credit losses for the three months ended March 31, 2023 over the three months ended March 31, 2022 was primarily due to the implementation of ASU 2016-13, Financial Instruments – Credit Losses, which became effective for the Company January 1, 2023. More specifically, under the Company’s current Allowance for Credit Losses accounting model, certain qualitative factors used prior to the adoption of ASU 2016-13 were evaluated and adjusted in accordance with the model criteria and the general reserve which was used in the past to cover uncertainties that could affect management’s estimate of probable losses primarily associated with COVID-19 pandemic was eliminated.

Non-performing loans at March 31, 2023 consisted of one loan on non-accrual status in the amount of $1.6 million. The non-performing loan at March 31, 2023 is generally well-collateralized or adequately reserved for. During the quarter ended March 31, 2023, one commercial business loan and one commercial real estate loan totaling $231,000 that were previously on non-accrual were charged-off through the allowance for credit losses. The allowance for credit losses as a percent of total loans receivable, net was 1.20% at March 31, 2023 and 1.22% at December 31, 2022. Non-performing assets amounted to $1.6 million, or 0.19 % of total assets at March 31, 2023 compared to $2.0 million, or 0.25%, of total net assets at December 31, 2022.

             Non-Interest Income.  Non-interest income decreased $2.1 million, or 38.7%, from $5.5 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $3.3 million, or 79.1%, decrease in net gain on loans held for sale, as the general lack of liquidity in the marketplace affected our ability to sell equipment loans during the quarter ended March 31, 2023. Also contributing to the decrease in non-interest income was an $83,000, or 62.4%, decrease in gain on sale of SBA loans, and a $37,000, or 60.7%, decrease in real estate sales commissions, net. These decreases were partially offset by a $1.1 million, or 644.8%, increase in loan servicing income, a $169,000, or 26.5%, increase in mortgage banking, equipment lending, and title abstract fees, a $65,000, or 39.2%, increase in other fees and service charges, and a $20,000, or 17.2%, increase in insurance commissions.

Non-Interest Expense.  Total non-interest expense increased $1.4 million, or 23.4%, from $6.2 million for the three months ended March 31, 2022 to $7.6 million for the three months ended March 31, 2023, primarily due to a $751,000, or 16.4%, increase in salaries and employee benefits expense, a $337,000, or 87.8%, increase in other expense, a $116,000, or 100.0%, increase in FDIC deposit insurance assessment, a $107,000, or 25.5%, increase in occupancy and equipment expense, a $91,000, or 43.8%, increase in advertising expense, a $34,000, or 47.9%, increase in director’s fees and expenses, and a $20,000, or 10.2%, increase in data processing expense. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and its subsidiary companies, including Oakmont. Oakmont’s results for the three months ended March 31, 2023 also contributed to the increases in occupancy and equipment expense, professional fees, advertising expense, and other expense. The increase in non-interest expense was partially offset by a $9,000, or 4.9% decrease in professional fees.

Provision for Income Tax.  The provision for income tax decreased $643,000, or 74.7%, from $861,000 for the three months ended March 31, 2022 to $218,000 for the three months ended March 31, 2023 due primarily to the decrease in pre-tax income.

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

            Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2023 of $899,000, a $1.2 million, or 56.2%, decrease from the same period in 2022.  This decrease in PTSP was primarily due to a $811,000 million or 18.0%, increase in non-interest expense and a $724,000, or 41.9%, decrease in non-interest income. This decrease was partially offset by a $287,000, or 42.3%, decrease in the provision for credit losses and a $95,000, or 1.7%, increase in net interest income.  The increase in non-interest expense was primarily due to a $294,000, or 98.3% increase in other expense, a $338,000, or 10.4%, increase in salaries and employee benefits expense, and a $116,000, or 100.0%, increase in FDIC deposit insurance assessment expense. The decrease in non-interest income is primarily attributable to a $647,000, or 62.3%, decrease in the net gain on loans held for sale, an $83,000, or 62.4%, decrease in the gain on sale of SBA loans, and a $67,000, or 32.8% decrease in mortgage banking and title abstract fees, partially offset by a $138,000 increase in loan servicing income.

Our Oakmont Capital Holdings, LLC Segment reported a pre-tax segment loss (“PTSL”) for the three months ended March 31, 2023 of $232,000, a $2.3 million, or 111.2%, decrease from the same period in 2022.  The decrease in PTSP was primarily due to a $1.4 million, or 37.1%, decrease in non-interest income, a $636,000, or 37.7%, increase in non-interest expense, and a $264,000 decrease in net interest income. The decrease in non-interest income was primarily due to a $2.7 million, or 84.6%, decrease net gain on loans held for sale, partially offset by a $926,000, or 578.8% increase in loan servicing income, a $236,000, or 54.5%, increase in equipment lending fees, and a $116,000, or 682.4%, increase in other fees and service charges. The increase in non-interest expense was primarily due to a $413,000, 30.5%, increase in salaries and employee benefits expense, a $93,000, or 75.6% increase in advertising expense, a $73,000, or 65.2%, increase in occupancy and equipment expense, a $43,000, or 50.6%, increase in other non-interest expenses, and a $14,000, or 107.7% increase in professional fees.

Liquidity and Capital Resources

             The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity.  At March 31, 2023, the Company's cash and cash equivalents amounted to $3.9 million.  At such date, the Company also had $750,000 invested in interest-earning time deposits maturing in one year or less.

             The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses.  At March 31, 2023, Quaint Oak Bank had outstanding commitments to originate loans of $46.0 million, commitments under unused lines of credit of $53.3 million, and $1.4 million under standby letters of credit.

At March 31, 2023, certificates of deposit scheduled to mature in one year or less totaled $95.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of March 31, 2023, we had $159.2 million of borrowings from the FHLB and had $308.3 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of March 31, 2023 Quaint Oak Bank had $8.7 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at March 31, 2023. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $15.0 million at March 31, 2023.  As of March 31, 2023, there was $11.1 million outstanding on these two lines of credit.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2023 (dollars in thousands).

March 31, 2023
(Dollars in thousands)
Cash and cash equivalents	$3,874
Unpledged investment securities, amortized cost	2,836
FHLB advance availability	149,003
Federal Reserve discount window availability	8,676
Total primary and secondary sources of available liquidity	$164,389

In addition, we anticipate the sale of a significant amount of our equipment loans in the second quarter of 2023 and to a lesser extent, we  may sell commercial real estate loans as a source of liquidity..  We also anticipate that in the future our subsidiary, Oakmont Commercial LLC, will move from an originate and hold (i.e., portfolio) commercial real estate lending operation to an originate and sell model of operations.

Total stockholders’ equity increased $339,000, or 0.7%, to $49.4 million at March 31, 2023 from $49.1 million at December 31, 2022.  Contributing to the increase was net income for the three months ended March 31, 2023 of $563,000, the reissuance of treasury stock for exercised stock options of $121,000, amortization of stock awards and options under our stock compensation plans of $42,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $40,000, and other comprehensive income, net of $10,000. These increases were partially offset by dividends paid of $283,000, net loss attributable to noncontrolling interest of $114,000, and noncontrolling interest distribution of $40,000.For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively.  At March 31, 2023, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.49%, 9.10%, 9.10% and 10.17%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments.  At March 31, 2023, we had unfunded commitments under lines of credit of $53.3 million, $46.0 million of commitments to originate loans, and $1.4 million under standby letters of credit.  We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2023.  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2022 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Not applicable.

(b)        Not applicable.

(c)        Purchases of Equity Securities

The Company did not repurchase any of its common stock made during the quarter ended March 31, 2023 including stock-for-stock option exercises of outstanding stock options:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 – January 31, 2023	-	$-	-	24,375
February 1, 2023 – February 28, 2023	-	-	-	24,375
March 1, 2023 – March 31, 2023	-	-	-	24,375
Total	-	$-	-	24,375

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

Date: May 19, 2023	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

	By:	/s/ John J. Augustine
Date: May 19, 2023		John J. Augustine Executive Vice President and Chief Financial Officer