Form 10-Q
period 2023-06-30
QUAINT OAK BANCORP INC
filed 2023-08-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2023, 2,236,495 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$833	$421
Due from banks, interest-bearing	8,754	3,472
Cash and cash equivalents	9,587	3,893
Investment in interest-earning time deposits	2,162	3,833
Investment securities available for sale	2,656	2,970
Loans held for sale	115,697	133,222
Loans receivable, net of allowance for credit losses (2023 $7,456; 2022 $7,678)	626,767	621,864
Accrued interest receivable	3,132	3,462
Investment in Federal Home Loan Bank stock, at cost	5,722	6,601
Bank-owned life insurance	4,275	4,226
Premises and equipment, net	2,945	2,775
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	150	174
Prepaid expenses and other assets	8,129	6,757
Total Assets	$783,795	$792,350
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$123,400	$88,728
Interest-bearing	449,998	460,520
Total deposits	$573,398	549,248
Federal Home Loan Bank short-term borrowings	72,000	93,200
Federal Home Loan Bank long-term borrowings	42,022	66,022
Federal Reserve Bank short-term borrowings	-	7,000
Other short-term borrowings	9,659	5,489
Subordinated debt	21,811	7,966
Accrued interest payable	736	584
Advances from borrowers for taxes and insurance	4,546	4,186
Accrued expenses and other liabilities	10,860	9,573
Total Liabilities	735,032	743,268
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,236,422 and 2,167,613 outstanding at June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	18,121	17,906
Treasury stock, at cost: 540,828 and 609,637 shares at June 30, 2023 and December 31, 2022, respectively	(3,814)	(3,992)
Accumulated other comprehensive loss	(16)	(24)
Retained earnings	31,440	30,875
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	45,759	44,793
Noncontrolling Interest	3,004	4,289
Total Stockholders' Equity	$48,763	$49,082
Total Liabilities and Stockholders’ Equity	$783,795	$792,350

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$11,852	$7,200	$22,446	$13,500
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	266	108	490	181
Total Interest Income	12,118	7,308	22,936	13,681

Interest Expense
Interest on deposits	3,983	907	7,493	1,527
Interest on Federal Home Loan Bank short-term borrowings	1,500	53	2,800	75
Interest on Federal Home Loan Bank long-term borrowings	354	389	631	501
Interest on Federal Reserve Bank long-term borrowings	9	1	19	4
Interest on subordinated debt	582	130	778	260
Interest on other short-term borrowings	388	18	604	27
Total Interest Expense	6,816	1,498	12,325	2,394
Net Interest Income	5,302	5,810	10,611	11,287
(Recovery of) Provision for Credit Losses	(189)	599	203	1,278
Net Interest Income after (Recovery of) Provision for Credit Losses	5,491	5,211	10,408	10,009

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	566	824	1,372	1,461
Real estate sales commissions, net	48	64	72	125
Insurance commissions	160	139	296	255
Other fees and services charges	212	82	443	248
Loan servicing income	1,123	308	2,352	474
Income from bank-owned life insurance	25	22	49	43
Net gain on loans held for sale	1,073	2,858	1,953	7,068
Gain on the sale of SBA loans	201	34	251	167
Total Non-Interest Income	3,408	4,331	6,788	9,841

Non-Interest Expense
Salaries and employee benefits	5,528	4,891	10,870	9,482
Directors' fees and expenses	102	72	207	143
Occupancy and equipment	561	466	1,088	886
Data processing	208	163	425	360
Professional fees	225	228	400	412
FDIC deposit insurance assessment	240	113	472	229
Advertising	137	154	436	362
Amortization of other intangible	12	12	24	24
Other	1,348	490	2,069	873
Total Non-Interest Expense	8,361	6,589	15,991	12,771

Income before Income Taxes	$538	$2,953	$1,205	$7,079
Income Taxes	273	658	491	1,519
Net Income	$265	$2,295	$714	$5,560
Net Income (Loss) Attributable to Noncontrolling Interest	$(305)	$525	$(419)	$1,541
Net Income Attributable to Quaint Oak Bancorp, Inc.	$570	$1,770	$1,133	$4,019

Earnings per share - basic	$0.25	$0.87	$0.51	$1.99
Average shares outstanding - basic	2,236,885	2,038,479	2,209,891	2,023,511
Earnings per share - diluted	$0.25	$0.82	$0.51	$1.88
Average shares outstanding - diluted	2,241,570	2,161,277	2,233,369	2,142,169

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net Income	$265	$2,295	$714	$5,560

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available for sale	(3)	(26)	10	(53)
Income tax effect	1	6	(2)	12
Other comprehensive income (loss)	(2)	(20)	8	(41)

Total Comprehensive Income	263	2,275	722	5,519
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(305)	525	(419)	1,541
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$568	$1,750	$1,141	$3,978

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2023
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – MARCH 31, 2023	2,192,432	$28	$18,005	$(3,888)	$(14)	$31,155	$4,135	$49,421

Treasury stock purchase	(16,854)			(306)				(306)

Reissuance of treasury stock under 401(k) Plan	1,422		16	10				26

Reissuance of treasury stock under stock incentive plan	9,122		(57)	57				-

Reissuance of treasury stock for exercised stock options	50,300		95	313				408

Stock based compensation expense			62					62

Cash dividends declared ($0.13 per share)						(285)		(285)

Noncontrolling interest distribution							(826)	(826)

Net income (loss)						570	(305)	265

Other comprehensive loss					(2)			(2)
BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

For the Three Months Ended June 30, 2022
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE - MARCH 31, 2022	2,016,517	$28	$15,813	$(4,955)	$2	$26,057	$3,019	$39,964

Common stock allocated by ESOP (4,000 shares)	4,000		59	25				84

Treasury stock purchase	(571)			(14)				(14)

Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	652		11	4				15

Reissuance of treasury stock for exercised stock options	16,000		36	99				135

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(263)		(263)

Noncontrolling interest member distribution							(59)	(59)

Net income						1,770	525	2,295

Other comprehensive loss					(20)			(20)
BALANCE – JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2023
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2022	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082

Treasury stock purchase	(16,854)			(306)				(306)

Reissuance of treasury stock under stock incentive plan	9,122		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	3,241		45	21				66

Reissuance of treasury stock for exercised stock options	73,300		123	406				529

Stock based compensation expense			104					104

Cash dividends declared ($0.26 per share)						(568)		(568)

Noncontrolling interest member distribution							(866)	(866)

Net income						1,133	(419)	714

Other comprehensive income					8			8
BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

For the Six Months Ended June 30, 2022
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE - DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Common stock allocated by ESOP (8,000 shares)	8,000		125	50				175

Treasury stock purchase	(1,209)			(28)				(28)

Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	1,494		24	9				33

Reissuance of treasury stock for exercised stock options	17,000		43	105				148

Stock based compensation expense			84					84

Cash dividends declared ($0.24 per share)						(485)		(485)

Noncontrolling interest member distribution							(176)	(176)

Net income						4,019	1,541	5,560

Other comprehensive loss					(41)			(41)
BALANCE – JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
	(In Thousands)
Cash Flows from Operating Activities
Net income	$714	$5,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	203	1,278
Depreciation of premises and equipment	248	177
Amortization, net of operating right-of-use assets	81	111
Amortization, net of subordinated debt issuance costs	103	16
Amortization, net of other intangible	24	24
Accretion of deferred loan fees and costs, net	(475)	(296)
Stock-based compensation expense	104	259
Net gain on loans held for sale	(1,953)	(7,068)
Loans held for sale-originations	(203,017)	(247,162)
Loans held for sale-proceeds	222,494	271,726
Gain on the sale of SBA loans	(251)	(167)
Increase in the cash surrender value of bank-owned life insurance	(49)	(42)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	330	(515)
Prepaid expenses and other assets	(1,455)	(1,395)
Accrued interest payable	152	254
Accrued expenses and other liabilities	1,287	2,262
Net Cash Provided by Operating Activities	18,540	25,022
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(1,780)	(1,840)
Redemption of interest-earning time deposits	3,451	1,553
Principal repayments of investment securities available for sale	324	527
Net increase in loans receivable	(4,379)	(144,275)
Purchase of Federal Home Loan Bank stock	(1,140)	(5,652)
Redemption of Federal Home Loan Bank stock	2,019	3,630
Purchase of premises and equipment	(418)	(277)
Net Cash Used in Investing Activities	(1,923)	(146,334)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	2,991	135,828
Net increase in certificate accounts	21,159	6,771
Increase in advances from borrowers for taxes and insurance	360	1,300
Repayments of Federal Home Loan Bank short-term borrowings	(21,200)	(26,000)
Repayments of Federal Home Loan Bank long-term borrowings	(44,000)	(4,000)
Proceeds from Federal Home Loan Bank long-term borrowings	20,000	80,000
Repayments of Federal Reserve Bank short-term borrowings	(7,000)	(3,895)
Proceeds from other borrowings	4,170	-
Net proceeds from subordinated debt	13,742	-
Dividends paid	(568)	(485)
Noncontrolling interest capital distribution	(866)	(176)
Purchase of treasury stock	(306)	(28)
Proceeds from the reissuance of treasury stock	66	33
Proceeds from the exercise of stock options	529	148
Net Cash (Used in) Provided by Financing Activities	(10,923)	189,496
Net Increase in Cash and Cash Equivalents	5,694	68,184
Cash and Cash Equivalents – Beginning of Year	3,893	10,705
Cash and Cash Equivalents – End of Year	$9,587	$78,889

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$12,173	$2,140
Cash payments for income taxes	$2,317	$2,267
Initial recognition of operating lease right-of use assets	$1,563	$560
Initial recognition of operating lease obligations	$1,563	$502

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At June 30, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The consolidated financial statements include the Bank’s investment in Oakmont Capital Holdings, LLC. The Bank reflects the 49% interest it does not hold in Oakmont Capital in its consolidated financial statements as noncontrolling interest. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2022 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2022 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. During the six months ended June 30, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Accounting Pronouncements Recently Adopted. In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to re-measure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This update did not have a significant impact on the Company’s financial statements.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination, which is available in Note 5 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

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

The following table presents the impact of adopting ASU 2016-13 on January 1, 2023 (in thousands):

Allowance for credit losses - loans	Prior to Adopting ASC 326	Impact of ASC 326 Adoption	As Reported Under ASC 326
Real estate loans:
One-to-four family residential:
Owner occupied	$123	$-	$123
Non-owner occupied	295	-	295
Total one-to-four family residential	418	-	418
Multi-family (five or more) residential	451	-	451
Commercial real estate	3,750	-	3,750
Construction	304	-	304
Home equity	33	-	33
Total real estate loans	4,956	-	4,956
Commercial business and other consumer	2,422	-	2,422
Unallocated	300	-	300
Total allowance for credit losses	$7,678	$-	$7,678

Allowance for credit losses – unfunded commitments
Reserve for unfunded commitments	$27	$-	$27
Total	$7,705	$-	$7,705

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

A loan that is 90 days delinquent may continue to accrue interest if the loan is both adequately secured and is 0in the process of collection. Past due status is determined based on contractual due dates for loan payments. An adequately secured loan is one that has collateral with a supported fair value that is sufficient to discharge the debt, and/or has an enforceable guarantee from a financially responsible party. A loan is considered to be in the process of collection if collection is proceeding through legal action or through other activities that are reasonably expected to result in repayment of the debt or restoration to current status in the near future.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative adjustments.

Loans Evaluated Collectively. Homogeneous loans are evaluated collectively for expected credit losses.

Loans Evaluated Individually. Loans evaluated individually for expected credit losses could include loans on non-accrual status.

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

The following is a summary of the Company's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•

Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•

Substandard: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

•	Doubtful: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Company considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to Allowance for Credit Losses: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Company operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These include but are not limited to loans-in-process, trade acceptances and overdrafts. The ACL utilizes 36-month economic forecasts which include housing starts, real estate prices, loan delinquency trends, and U.S. GDP changes.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2023 and 2022, all outstanding stock options granted under the 2013 Stock Incentive Plan, the 2018 Stock Incentive Plan and the 2023 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income Attributable to Quaint Oak Bancorp, Inc.	$570,000	$1,770,000	$1,133,000	$4,019,000

Weighted average shares outstanding – basic	2,236,885	2,038,479	2,209,891	2,023,511
Effect of dilutive common stock equivalents	4,685	122,797	23,478	118,658
Adjusted weighted average shares outstanding – diluted	2,241,570	2,161,277	2,233,369	2,142,169

Basic earnings per share	$0.25	$0.87	$0.51	$1.99
Diluted earnings per share	$0.25	$0.82	$0.51	$1.88

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance at the beginning of the period	$(14)	$2	$(24)	$23
Other comprehensive income (loss) before classifications	(2)	(20)	8	(41)
Balance at the end of the period	$(16)	$(18)	$(16)	$(18)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

Note 4 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2023 and December 31, 2022 are summarized below (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,584	$-	$(18)	$2,566
Federal National Mortgage Association securities	92	-	(2)	90
Total available-for-sale-securities	$2,676	$-	$(20)	$2,656

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,902	$-	$(31)	$2,871
Federal National Mortgage Association securities	98	1	-	99
Total available-for-sale-securities	$3,000	$1	$(31)	$2,970

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

The amortized cost and fair value of mortgage-backed securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$2,676	$2,656
Total	$2,676	$2,656

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$-	$-	$2,584	$(18)	$2,584	$(18)
Federal National Mortgage Association securities	1	92	(2)	-	-	92	(2)
Total	12	$92	$(2)	$2,584	$(18)	$2,676	$(20)

	December 31, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,871	$(31)	$--	$--	$2,871	$(31)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of June 30, 2023.

There were no impairment charges recognized during the three or six months ended June 30, 2023 or 2022.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate loans:
One-to-four family residential:
Owner occupied	$17,627	$18,070
Non-owner occupied	36,791	39,315
Total one-to-four family residential	54,418	57,385
Multi-family (five or more) residential	48,656	46,909
Commercial real estate	342,646	333,540
Construction	35,620	28,938
Home equity	5,241	4,918
Total real estate loans	486,581	471,690

Commercial business	148,527	159,069
Other consumer	13	2
Total Loans	635,121	630,761

Deferred loan fees and costs	(898)	(1,219)
Allowance for credit losses	(7,456)	(7,678)
Net Loans	$626,767	$621,864

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2023 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$522	$8,918	$3,520	$1,915	$574	$2,178	$-	$17,627
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$522	$8,918	$3,520	$1,915	$574	$2,178	$-	$17,627
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied
Risk rating
Pass	$-	$6,931	$8,250	$3,311	$924	$17,375	$-	$36,791
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$-	$6,931	$8,250	$3,311	$924	$17,375	$-	$36,791
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Risk rating
Pass	$1,858	$17,268	$13,491	$4,544	$600	$9,178	$-	$46,939
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,717	-	1,717
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$1,858	$17,268	$13,491	$4,544	$600	$10,895	$-	$48,656
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate
Risk rating
Pass	$33,012	$152,049	$72,479	$22,558	$15,755	$45,337	$1,383	$342,573
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	73	-	-	73
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$33,012	$152,049	$72,479	$22,558	$15,828	$45,337	$1,383	$342,646
Current period gross charge-offs	$-	$-	$-	$134	$-	$-	$-	$134
Construction
Risk rating
Pass	$6,387	$10,862	$11,870	$4,374	$-	$-	$-	$33,493
Special mention	-	-	-	-	-	2,127	-	2,127
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$6,387	$10,862	$11,870	$4,374	$-	$2,127	$-	$35,620
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity
Risk rating
Pass	$500	$40	$-	$-	$-	$226	$4,475	$5,241
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$500	$40	$-	$-	$-	$226	$4,475	$5,241
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial business
Risk rating
Pass	$5,357	$80,234	$32,281	$5,153	$6,956	$795	$11,365	$142,141
Special mention	-	877	-	-	-	-	1,999	2,876
Substandard	-	-	2,290	-	1,220	-	-	3,510
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$5,357	$81,111	$34,571	$5,153	$8,176	$795	$13,364	$148,527
Current period gross charge-offs	$-	$-	$-	$97	$-	$-	$-	$97
Other consumer
Risk rating
Pass	$13	$-	$-	$-	$-	$-	$-	$13
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$13	$-	$-	$-	$-	$-	$-	$13
Current period gross charge-offs
Total	$-	$-	$-	$-	$-	$-	$-	$-
Pass	$47,649	$276,302	$141,891	$41,855	$24,809	$75,089	$17,223	$624,818
Special mention	-	877	-	-	-	2,127	1,999	5,003
Substandard	-	-	2,290	-	1,293	1,717	-	5,300
Doubtful	-	-	-	-	-	-	-	-
Total	$47,649	$277,179	$144,181	$41,855	$26,102	$78,933	$19,222	$635,121
Current period gross charge-offs	$-	$-	$-	$231	$-	$-	$-	$231

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023					December 31,
	Non-accrual loans					2022
	With a Related Allowance	Without a Related Allowance	Total	90 Days or More Past Due and Accruing	Total Non-Performing	Total Non-Accrual Loans
One-to-four family residential owner occupied	$-	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
Commercial real estate	73	-	73	-	73	73
Construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Total	$73	$-	$73	$-	$73	$73

For the three and six months ended June 30, 2023 and 2022 there was no interest income recognized on non-accrual loans on a cash basis. There was $1,000 and $60,000 of interest income foregone on non-accrual loans for the three and six months ended June 30, 2023 and $79,000 for both the three and six months ended June 30, 2022.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

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

As of June 30, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and six months ended June 30, 2023 and recorded investment in loans receivable as of June 30, 2023 (in thousands):

	June 30, 2023
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$153	$256	$396	$3,367	$406	$54	$3,026	$-	$7,658
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	(134)	-	-	(97)	-	(231)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	(16)	(13)	19	(58)	442	(5)	(340)	-	29
Ending balance	$137	$243	$415	$3,175	$848	$49	$2,589	$-	$7,456

For the Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	(134)	-	-	(97)	-	(231)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	14	(52)	(36)	(441)	544	16	264	(300)	9
Ending balance	$137	$243	$415	$3,175	$848	$49	$2,589	$-	$7,456

(1)

Provision included in the table only includes the portion related to loans receivable. For the three months ended June 30, 2023, the total recovery of credit losses of $189,000 includes a provision of $13,000 for off balance sheet credit exposure, which is reflected in other liabilities on the balance sheet. For the six months ended June 30, 2023, the total provision for credit losses of $203,000 includes a provision of $194,000 for off balance sheet credit exposure, which is reflected in other liabilities on the balance sheet.

The Company allocated increased allowance for credit loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2023, due primarily to increased loan balances and changes in qualitative factors associated with the current economic environment in this portfolio class. The Company allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three and six months ended June 30, 2023, due primarily to changes in qualitative factors related to improved asset quality in this portfolio class. The Company allocated decreased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended June 30, 2023, due primarily to decreased loan balances in this portfolio class. The Company allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the six months ended June 30, 2023, due primarily to changes in qualitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loam losses for the year ended December 31, 2022 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2022 (in thousands):

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

The Company allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the year ended December 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class. The Company allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the year ended December 31, 2022, due primarily to changes in quantitative factors in this portfolio class. The Company allocated increased allowance for loan loss provisions to the multi-family loan portfolio class for the year ended December 31, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

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

The Company allocated increased allowance for loan loss provisions to the commercial real estate loan portfolio class for the three and six months ended June 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Company allocated increased allowance for loan loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2022 due primarily to qualitative and quantitative factors in this portfolio class. The Company allocated increased allowance for loan loss provisions to the commercial business loan portfolio class for the six months ended June 30, 2022, due primarily to changes in quantitative factors in this portfolio class. The Company allocated decreased allowance for loan loss provisions to the multi-family residential loan portfolio class for the three months ended June 30, 2022 due primarily to qualitative factors in this portfolio class. The Company allocated decreased allowance for loan loss provisions to the commercial business loan portfolio class for the three months ended June 30, 2022, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2023 (in thousands):

	June 30, 2023
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$403	$-	$17,224	$17,627
One-to-four family residential non-owner occupied	132	-	36,659	36,791
Multi-family residential	-	73	48,583	48,656
Commercial real estate	1,708	-	340,938	342,646
Construction	2,127	-	33,493	35,620
Home equity	38	-	5,203	5,241
Commercial business	2,004	-	146,523	148,527
Other consumer	-	-	13	13
Total	$6,412	$73	$628,636	$635,121

	December 31, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Past Due and Accruing
One-to-four family residential owner occupied	$407	$-	$407	$17,663	$18,070	$-
One-to-four family residential non-owner occupied	23	-	23	39,292	39,315	-
Multi-family residential	-	1,708	1,708	45,201	46,909	-
Commercial real estate	2,895	134	3,029	330,511	333,540	-
Construction	2,062	-	2,062	26,876	28,938	-
Home equity	39	-	39	4,879	4,918	-
Commercial business	10	97	107	158,962	159,069	51
Other consumer	-	-	-	2	2	-
Total	$5,436	$1,939	$7,375	$623,386	$630,761	$51

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $73,000 at June 30, 2023 and $2.0 million at December 31, 2022. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at June 30, 2023 was $150,000, which is net of accumulated amortization of $335,000. Amortization expense for the three and six months ended June 30, 2023 and 2022 amounted to approximately $12,000 and $24,000, respectively.

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2023	December 31, 2022
Non-interest bearing checking accounts(1)	$123,400	$88,728
Savings accounts	1,379	1,597
Money market accounts(2)	229,509	260,972
Certificates of deposit	219,110	197,951
Total deposits	$573,398	$549,248

___________________________________________

(1)	The Company has identified one major non-interest bearing checking account deposit customer that accounted for approximately 12.2% and 5.3% of total deposits at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s non-interest bearing checking account totaled approximately $70.1 million and $29.2 million, respectively.
(2)	The Company has identified one major money market deposit customer that accounted for approximately 26.2% and 27.3% of total deposits at June 30, 2023 and December 31, 2022, respectively. At both June 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Note 8 – Borrowings

Federal Home Loan Bank ("FHLB") advances consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$72,000	5.39%	$93,200	4.45%

Fixed rate borrowings maturing:
2023	13,000	2.38	57,000	2.22
2024	21,167	4.25	6,167	2.05
2025	7,855	3.40	2,855	1.25
Total FHLB long-term debt	$42,022	3.51%	$66,022	2.16%

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Borrowings (Continued)

FHLB borrowings decreased $45.2 million, or 28.4%, to $114.0 million at June 30, 2023 from $159.2 million at December 31, 2022. During the six months ended June 30, 2023, the Company borrowed $20.0 million of FHLB long-term borrowings. During the six months ended June 30, 2023, the Company paid down $21.2 million of FHLB short-term borrowings and $44.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at June 30, 2023 as the Company paid off the $7.0 million of FRB borrowings at December 31, 2022.

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

On March 2, 2023, the Company issued $12.0 million in aggregate principal amount of fixed rate subordinated notes due March 15, 2025 (the “Notes”) to certain qualified institutional buyers.  On March 16, 2023, the Company issued an additional $2.0 million in aggregate principal amount of subordinated debt to certain accredited investors under the same terms.  The Notes bear interest at a fixed annual rate of 8.50%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The Notes’ maturity date is March 15, 2025. The Company is entitled to redeem the Notes, in whole or in part, on or after March 15, 2024, and to redeem the Notes at any time in whole upon certain other events, at a redemption price equal to 100% of the outstanding principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

The balance of subordinated debt, net of unamortized debt issuance costs, was $21.8 million at June 30, 2023 and $8.0 million at December 31, 2022.

Other short-term borrowings increased $4.2 million, or 76.0%, to $9.7 million at June 30, 2023 from $5.5 million at December 31, 2022. Other borrowings represent outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Detail regarding the two lines of credit as of June 30, 2023 is below (in thousands):

	Borrowing Capacity	Borrowings at June 30, 2023	Rate at June 30, 2023	Borrowing Capacity	Borrowings at December 31, 2022	Rate at December 31, 2023
Line of Credit A	$9,000	$5,996	8.25%	$9,000	$-	7.00%
Line of Credit B	6,000	3,663	8.75%	6,000	5,489	7.50%
Total	$15,000	$9,659		$15,000	$5,489

Note 9 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the six months ended June 30, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

During the second quarter of 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000. During both the three and six months ended June 30, 2022, the Company recognized $91,000 of ESOP expense.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards

In May 2013, the shareholders of Quaint Oak Bancorp approved the adoption of the 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”).  The 2013 Stock Incentive Plan terminated on March 13, 2023, however the outstanding unvested shares awards as of such date remained outstanding for the remainder of their original five-year vesting term which ended May 9, 2023.

In May 2018, the shareholders of Quaint Oak Bancorp approved the adoption of the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”).  The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 38,750, or 25%, may be restricted stock awards, for a balance of 116,250 stock options assuming all the restricted shares are awarded.

In May 2023, the shareholders of Quaint Oak Bancorp approved the adoption of the 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”).  The 2023 Stock Incentive Plan approved by shareholders in May 2023 covered a total of 175,000 shares, of which 43,750, or 25%, may be restricted stock awards, for a balance of 131,250 stock options assuming all the restricted shares are awarded.

As of June 30, 2023 a total of 45,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 10,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan.  The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2023 and 2022 and changes during the six months ended June 30, 2023 and 2022 is as follows:

	June 30,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	9,122	$13.30	18,845	$13.30
Granted	45,000	18.00	-	-
Vested	(9,122)	13.30	(9,123)	13.30
Forfeited	-	-	(600)	13.30
Unvested at the end of the period	45,000	$18.00	9,122	$13.30

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended June 30, 2023 and 2022, the Company recognized approximately $43,000 and $31,000 of compensation expense, respectively. During the three months ended June 30, 2023 and 2022, the Company recognized a tax benefit of approximately $9,000 and $7,000, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $74,000 and $62,000 of compensation expense, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized a tax benefit of approximately $15,000 and $13,000, respectively. As of June 30, 2023, approximately $790,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.9 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”). The Option Plan authorized the grant of stock options to officers, employees and directors of the Company to acquire 277,726 shares of common stock with an exercise price no less than the fair market value on the date of the grant. The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remained valid and existing for the remainder of their 10 year terms, which expired May 8, 2023. The 2013 Stock Incentive Plan approved by shareholders in May 2013 covered a total of 195,000 shares, of which 146,250 may be stock options assuming all the restricted shares are awarded. The 2013 Stock Incentive Plan terminated on March 13, 2023, however the outstanding unexercised stock options as of such date remain outstanding for the remainder of their original ten-year terms. The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 116,250 may be stock options assuming all the restricted shares are awarded. In May 2023, the shareholders of Quaint Oak Bancorp approved the adoption of the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan approved by shareholders in May 2023 covered a total of 175,000 shares, of which 131,250 may be stock options assuming all the restricted shares are awarded.

All incentive stock options issued under the 2018 and 2023 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

As of June 30, 2023, a total of 255,136 grants of stock options were outstanding under the Option Plan and 2018 and 2023 Stock Incentive Plans and 36,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

During the three months ended June 30, 2023 and 2022, the Company recognized approximately $19,000 and $11,000 of compensation expense, respectively. During both the three months ended June 30, 2023 and 2022, the Company recognized a tax benefit of approximately $1,000. During the six months ended June 30, 2023 and 2022, the Company recognized approximately $30,000 and $22,000 of compensation expense, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized a tax benefit of approximately $2,000 and $1,000, respectively. As of June 30, 2023, approximately $392,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.9 years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options

A summary of option activity under the Company’s Option Plan and 2013, 2018 and 2023 Stock Incentive Plans as of June 30, 2023 and 2022 and changes during the six months ended June 30, 2023 and 2022 is as follows:

	June 30,
	2023			2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	195,936	$11.24	3.5	233,136	$10.96	4.2
Granted	132,500	18.00	9.9	-	-	-
Exercised	(73,300)	8.10	-	(17,000)	8.71	-
Forfeited	-	-	-	(2,000)	13.30	-
Outstanding at end of period	255,136	$15.65	7.8	214,136	$11.12	3.9
Exercisable at end of period	122,636	$13.30	4.9	183,209	$10.79	6.0

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2023 (in thousands):

	June 30, 2023
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,566	$-	$2,566	$-
Federal National Mortgage Association mortgage- backed securities	90	-	90	-
Total investment securities available for sale	$2,656	$-	$2,656	$-
Total recurring fair value measurements	$2,656	$-	$2,656	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$73	$-	$-	$73
Total nonrecurring fair value measurements	$73	$-	$-	$73

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$73	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

	December 31, 2022
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,860	Appraisal of collateral (1)	Appraisal adjustments (2)	10%	(10%)

________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2023 and December 31, 2022 (in thousands):

			Fair Value Measurements at
			June 30, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$2,162	$2,235	$-	$-	$2,235
Loans held for sale	115,697	117,703	-	117,703	-
Loans receivable, net	626,767	610,883	-	-	610,883

Financial Liabilities
Deposits	573,398	572,360	354,288	-	218,072
FHLB long-term borrowings	42,022	41,918	-	-	41,918
Subordinated debt	21,811	20,045	-	-	20,045

			Fair Value Measurements at
			December 31, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$3,833	$3,907	$-	$-	$3,907
Loans held for sale	133,222	137,253	-	137,253	-
Loans receivable, net	621,864	600,186	-	-	600,186

Financial Liabilities
Deposits	549,248	551,157	351,297	-	199,860
FHLB long-term borrowings	66,022	65,846	-	-	65,846
FRB long-term borrowings	7,000	6,981	-	-	6,981
Subordinated debt	7,966	7,886	-	-	7,886

For cash and cash equivalents, accrued interest receivable, investment in FHLB stock, bank-owned life insurance, FHLB short-term borrowings, other short-term borrowings, accrued interest payable, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

Note 11 – Operating Segments

The Company's operations currently consist of two reportable operating segments: Banking and Oakmont Capital Holdings, LLC. The Company offers different products and services through its two segments. The accounting policies of the segments are generally the same as those of the consolidated company.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

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

The Oakmont Capital Holdings, LLC Segment originates equipment loans which are generally sold to third party institutions with the loans’ servicing rights retained. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans, processing fees, and service fees. The Bank reflects the 49% interest it does not hold in the Oakmont Capital Holdings, LLC Segment in its consolidated financial statements as noncontrolling interest. The Oakmont Capital Holdings, LLC Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of commercial customers.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$5,679	$(377)	$5,302	$5,894	$(84)	$5,810
(Recovery of) Provision for Credit Losses	(189)	-	(189)	599	-	599
Net Interest Income (Loss) after (Recovery of) Provision for Credit Losses	5,868	(377)	5,491	5,295	(84)	5,211

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	126	440	566	223	601	824
Real estate sales commissions, net	48	-	48	64	-	64
Insurance commissions	160	-	160	139	-	139
Other fees and services charges	43	169	212	15	67	82
Net loan servicing income	2	1,121	1,123	-	308	308
Income from bank-owned life insurance	25	-	25	22	-	22
Net gain on loans held for sale	437	636	1,073	899	1,959	2,858
Gain on the sale of SBA loans	201	-	201	34	-	34
Total Non-Interest Income	1,042	2,366	3,408	1,396	2,935	4,331

Non-Interest Expense
Salaries and employee benefits	3,548	1,980	5,528	3,429	1,462	4,891
Directors’ fees and expenses	102	-	102	72	-	72
Occupancy and equipment	350	211	561	343	123	466
Data processing	208	-	208	163	-	163
Professional fees	193	32	225	214	14	228
FDIC deposit insurance assessment	240	-	240	113	-	113
Advertising	82	55	137	84	70	154
Amortization of other intangible	12	-	12	12	-	12
Other	1,015	333	1,348	379	111	490
Total Non-Interest Expense	5,750	2,611	8,361	4,809	1,780	6,589
Pretax Segment Profit (Loss)	$1,160	$(622)	$538	$1,882	$1,071	$2,953
Net (Loss) Income Attributable to Noncontrolling Interest	$(305)	$-	$(305)	$525	$-	$525
Segment Assets	$743,969	$39,826	$783,795	$730,244	$21,678	$751,922

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Six Months Ended June 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$11,275	$(664)	$10,611	$11,395	$(108)	$11,287
Provision for Credit Losses	203	-	203	1,278	-	1,278
Net Interest Income (Loss) after Provision for Credit Losses	11,072	(664)	10,408	10,117	(108)	10,009

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	263	1,109	1,372	427	1,034	1,461
Real estate sales commissions, net	72	-	72	125	-	125
Insurance commissions	296	-	296	255	-	255
Other fees and services charges	142	301	443	164	84	248
Net loan servicing income	145	2,207	2,352	5	469	474
Income from bank-owned life insurance	49	-	49	43	-	43
Net gain on loans held for sale	828	1,125	1,953	1,938	5,130	7,068
Gain on the sale of SBA loans	251	-	251	167	-	167
Total Non-Interest Income	2,046	4,742	6,788	3,124	6,717	9,841

Non-Interest Expense
Salaries and employee benefits	7,124	3,746	10,870	6,666	2,816	9,482
Directors’ fees and expenses	207	-	207	143	-	143
Occupancy and equipment	692	396	1,088	651	235	886
Data processing	425	-	425	360	-	360
Professional fees	341	59	400	385	27	412
FDIC deposit insurance assessment	472	-	472	229	-	229
Advertising	166	270	436	170	192	362
Amortization of other intangible	24	-	24	24	-	24
Other	1,607	462	2,069	678	195	873
Total Non-Interest Expense	11,058	4,933	15,991	9,306	3,465	12,771
Pretax Segment Profit (Loss)	$2,060	$(855)	$1,205	$3,935	$3,144	$7,079
Net (Loss) Income Attributable to Noncontrolling Interest	$(419)	$-	$(419)	$1,541	$-	$1,541
Segment Assets	$743,969	$39,826	$783,795	$730,244	$21,678	$751,922

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

This Quarterly Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of credit losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General

The Company was formed in connection with the Bank’s conversion to a stock savings bank completed on July 3, 2007. The Company’s results of operations are dependent primarily on the results of the Bank, which is a wholly owned subsidiary of the Company, along with the Bank’s wholly owned subsidiaries and the Bank’s majority equity position in Oakmont Capital Holdings, LLC. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for credit losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, directors’ fees and expenses, office occupancy and equipment expense, data processing expense, professional fees, advertising expense, FDIC deposit insurance assessment, and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

At June 30, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a 51% majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The discussion of financial results that follows includes the Bank’s investment in Oakmont Capital Holdings, LLC. The Bank reflects the 49% interest it does not hold in Oakmont Capital Holdings, LLC in its consolidated financial statements as noncontrolling interest. All significant intercompany balances and transactions have been eliminated.

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

During the six months ended June 30, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

General. The Company’s total assets at June 30, 2023 were $783.8 million, a decrease of $8.6 million, or 1.1%, from $792.4 million at December 31, 2022. This decrease in total assets was primarily due to a $17.5 million, or 13.2%, decrease in loans held for sale, partially offset by a $5.7 million, or 146.3%, increase in cash and cash equivalents and a $4.9 million, or 0.8%, increase in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.7 million, or 146.3%, from $3.9 million at December 31, 2022 to $9.6 million at June 30, 2023, with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.7 million, or 43.6%, from $3.8 million at December 31, 2022 to $2.2 million at June 30, 2023 as six interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the six months ended June 30, 2023.

Investment Securities Available for Sale. Investment securities available for sale decreased $314,000, or 10.6%, from $3.0 million at December 31, 2022 to $2.7 million at June 30, 2023, due primarily to the principal repayments on these securities during the six months ended June 30, 2023.

Loans Held for Sale. Loans held for sale decreased $17.5 million, or 13.2%, from $133.2 million at December 31, 2022 to $115.7 million at June 30, 2023 as the Bank originated $168.9 million in equipment loans held for sale and sold $168.5 million of equipment loans during the six months ended June 30, 2023. Contributing to the decrease in loans held for sale is $18.5 million of loan amortization and prepayments. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $37.1 million of one-to-four family residential loans during the six months ended June 30, 2023 and sold $36.5 million of loans in the secondary market during this same period.

Loans Receivable, Net. Loans receivable, net, increased $4.9 million, or 0.8%, to $626.8 million at June 30, 2023 from $621.9 million December 31, 2022. This increase was funded primarily from deposits. Increases within the portfolio occurred in construction loans which increased $6.7 million, or 23.1%, commercial real estate loans which increased $9.1 million, or 2.7%, multi-family residential loans which increased $1.7 million, or 3.7%, home equity loans which increased $323,000, or 6.6%, and other consumer loans which increased $11,000, or 550.0%. Partially offsetting these increases was a $10.5 million, or 6.6% decrease in commercial business loans, and a $3.0 million, or 5.2%, decrease in one-to-four family residential loans.

Deposits. Total deposits increased $24.2 million, or 4.4%, to $573.4 million at June 30, 2023 from $549.2 million at December 31, 2022. This increase in deposits was primarily attributable to an increase of $34.7 million, or 39.1%, in non-interest bearing checking accounts, and an increase of $21.2 million, or 10.7%, in certificates of deposit. The increase in total deposits was partially offset by a $31.5 million, or 12.1%, decrease in money market accounts, and a $218,000, or 13.7%, decrease in savings accounts.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $209.9 million, or 36.3% of total deposits at June 30, 2023.

Borrowings. FHLB borrowings decreased $45.2 million, or 28.4%, to $114.0 million at June 30, 2023 from $159.2 million at December 31, 2022. During the six months ended June 30, 2023, the Company borrowed $45.5 million of FHLB short-term borrowings and $20.0 million of FHLB long-term borrowings. During the six months ended June 30, 2023, the Company paid down $66.7 million of FHLB short-term borrowings and $44.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at June 30, 2023 as the Company paid off the $7.0 million of FRB borrowings at December 31, 2022. Other borrowings increased $4.2 million, or 76.0%, to $9.7 million at June 30, 2023 from $5.5 million at December 31, 2022.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $1.3 million, or 13.4%, to $10.9 million at June 30, 2023 from $9.6 million at December 31, 2022, due primarily to an increase in operating lease liability driven by the capitalization of leases for Oakmont in accordance with Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842). Also contributing to the increase is an increase in tax and other expense accruals.

Stockholders’ Equity. Total stockholders’ equity decreased $319,000, or 0.6%, to $48.8 million at June 30, 2023 from $49.1 million at December 31, 2022. Contributing to the decrease was the noncontrolling interest distribution of $866,000, dividends paid of $568,000, net loss attributable to noncontrolling interest of $419,000, and purchase of treasury stock of $306,000, partially offset by net income for the six months ended June 30, 2023 of $1.1 million, the reissuance of treasury stock for exercised stock options of $529,000, amortization of stock awards and options under our stock compensation plans of $104,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $66,000, and other comprehensive income, net of $8,000.

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income amounted to $570,000 for the three months ended June 30, 2023, a decrease of $1.2 million, or 67.8%, compared to net income of $1.8 million for the three months ended June 30, 2022. The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $1.8 million, a decrease in non-interest income of $923,000, and a decrease in net interest income of $508,000, partially offset by a decrease in net income attributable to noncontrolling interest of $830,000, a decrease in the provision for credit losses of $788,000, and a decrease in the provision for income taxes of $385,000.

Net Interest Income. Net interest income decreased $508,000, or 8.7% to $5.3 million for the three months ended June 30, 2023 from $5.8 million for the three months ended June 30, 2022. The decrease was driven by a $5.3 million, or 355.0%, increase in interest expense, partially offset by a $4.8 million, or 65.8%, increase in interest income.

Interest Expense. The $5.3 million, or 355.0%, increase in interest expense for the three months ended June 30, 2023 over the comparable period in 2022 was primarily attributable to a 335 basis point increase in the rate on average money market accounts which increased from 0.75% for the three months ended June 30, 2022 to 4.10% for the three months ended June 30, 2023 and had the effect of increasing interest expense by $2.0 million. Also contributing to the increase in interest expense is a 439 basis point increase in the rate on average FHLB short-term borrowings which increased from 1.07% for the three months ended June 30, 2022 to 5.46% for the three months ended June 30, 2023 and had the effect of increasing interest expense by $1.2 million. Also contributing to the increase in interest expense was a 196 basis point increase in average rate of certificates of deposit, which increased from 0.93% for the three months ended June 30, 2022 to 2.89% for the three months ended June 30, 2023, and had the effect of increasing interest expense by $1.1 million. Also contributing to the increase in interest expense is a $12.0 million increase in average other short-term borrowings, which increased from $458,000 for the six months ended June 30, 2022 to $12.5 million for the six months ended June 30, 2023, and had the effect of increasing interest expense by $484,000.  The average interest rate spread decreased from 3.37% for the three months ended June 30, 2022 to 1.82% for the three months ended June 30, 2023 while the net interest margin decreased from 3.54% for the three months ended June 30, 2022 to 2.65% for the three months ended June 30, 2023.

Interest Income. The $4.8 million, or 65.8%, increase in interest income was primarily due to a $192.5 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $590.4 million for the three months ended June 30, 2022 to an average balance of $782.9 million for the three months ended June 30, 2023, and had the effect of increasing interest income $2.3 million. Also contributing to the increase in interest income was a 119 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.88% for the three months ended June 30, 2022 to 6.06% for the three months ended June 30, 2023, and had the effect of increasing interest income $2.3 million.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$5,834	$66	4.53%	$50,148	$42	0.33%
Investment in interest-earning time deposits	2,646	34	5.14	7,071	28	1.58
Investment securities available for sale	2,775	38	5.48	3,682	8	0.76
Loans receivable, net (1) (2)	782,855	11,852	6.06	590,403	7,200	4.88
Investment in FHLB stock	6,512	128	7.86	4,442	30	2.70
Total interest-earning assets	800,622	12,118	6.05%	655,746	7,308	4.46%
Non-interest-earning assets	21,438			20,231
Total assets	$822,060			$675,977
Interest-bearing liabilities:
Savings accounts	$1,418	$1	0.28%	$1,553	$1	0.26%
Money market accounts	234,834	2,407	4.10	255,129	476	0.75
Certificate of deposit accounts	218,163	1,575	2.89	185,086	430	0.93
Total deposits	454,415	3,983	3.51	441,768	907	0.82
FHLB short-term borrowings	109,890	1,500	5.46	19,722	53	1.07
FHLB long-term borrowings	44,418	354	3.20	79,061	389	1.97
FRB long-term borrowings	756	9	4.76	1,656	1	0.24
Other short-term borrowings	13,324	582	17.44	458	18	15.72
Subordinated debt	21,772	388	7.13	7,944	130	6.55
Total interest-bearing liabilities	644,575	6,816	4.23%	550,609	1,498	1.09%
Non-interest-bearing liabilities	131,709			86,895
Total liabilities	776,284			637,504
Stockholders’ Equity	45,776			38,473
Total liabilities and Stockholders’ Equity	$822,060			$675,977
Net interest-earning assets	$156,047			$105,137
Net interest income; average interest rate spread		$5,302	1.82%		$5,810	3.37%
Net interest margin (3)			2.65%			3.54%
Average interest-earning assets to average interest-bearing liabilities			124.21%			119.09%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The Company’s provision for (recovery of) credit losses decreased $788,000, or 131.6%, to a recovery of $189,000 for the three months ended June 30, 2023 from a provision for $599,000 for the three months ended June 30, 2022. The decrease in the provision for credit losses for the three months ended June 30, 2023 over the three months ended June 30, 2022 was primarily due to the implementation of ASU 2016-13, Financial Instruments – Credit Losses, which became effective for the Company as of January 1, 2023. More specifically, under the Company’s current Allowance for Credit Losses accounting model, certain qualitative factors used prior to the adoption of ASU 2016-13 were evaluated and adjusted in accordance with the model criteria and the general reserve which was used in the past to cover uncertainties that could affect management’s estimate of probable losses primarily associated with the COVID-19 pandemic was eliminated.

Non-performing loans at June 30, 2023 consisted of one SBA loan on non-accrual status in the amount of $73,000. The non-performing loan at June 30, 2023 is generally well-collateralized or adequately reserved for. During the six months ended June 30, 2023, one commercial business loan and one commercial real estate loan totaling $231,000 that were previously on non-accrual were charged-off through the allowance for credit losses. The allowance for credit losses as a percent of total loans receivable, net was 1.18% at June 30, 2023 and 1.22% at December 31, 2022. Non-performing assets amounted to $73,000, or 0.01% of total assets at June 30, 2023 compared to $2.0 million, or 0.25%, of total net assets at December 31, 2022.

Non-Interest Income. Non-interest income decreased $923,000, or 21.3%, from $4.3 million for the three months ended June 30, 2022 to $3.4 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $1.8 million, or 62.5%, decrease in net gain on loans held for sale, as the general lack of liquidity in the marketplace affected our ability to sell equipment loans during the quarter ended June 30, 2023. Also contributing to the decrease in non-interest income was a $258,000, or 31.3%, decrease in mortgage banking, equipment lending, and title abstract fees, and a $16,000, or 25.0%, decrease in real estate sales commissions, net. These decreases were partially offset by an $815,000, or 264.6%, increase in loan servicing income, a $167,000, or 491.2%, increase in gain on sale of SBA loans, a $130,000, or 158.5%, increase in other fees and service charges, and a $21,000, or 15.1%, increase in insurance commissions.

Non-Interest Expense. Total non-interest expense increased $1.8 million, or 26.9%, from $6.6 million for the three months ended June 30, 2022 to $8.4 million for the three months ended June 30, 2023, primarily due to an $858,000, or 175.1%, increase in other expense, a $637,000, or 13.0%, increase in salaries and employee benefits expense, a $127,000, or 112.4%, increase in FDIC deposit insurance assessment, a $95,000, or 20.4%, increase in occupancy and equipment expense, a $45,000, or 27.6%, increase in data processing expense, and a $30,000, or 41.7% increase in director’s fees and expenses. The increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in occupancy and equipment expense, and other expense for the three months ended June 30, 2023. The increase in non-interest expense was partially offset by a $17,000, or 11.0%, decrease in advertising expense, and a $3,000, or 1.3% decrease in professional fees.

Provision for Income Tax. The provision for income tax decreased $385,000, or 58.5%, from $658,000 for the three months ended June 30, 2022 to $273,000 for the three months ended June 30, 2023 due primarily to the decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income amounted to $1.1 million for the six months ended June 30, 2023, a decrease of $2.9 million, or 71.8%, compared to net income of $4.0 million for the six months ended June 30, 2022. The decrease in net income on a comparative six-month basis was primarily the result of an increase in non-interest expense of $3.2 million, a decrease in non-interest income of $3.1 million, and a decrease in net interest income of $676,000, partially offset by a decrease in net income attributable to noncontrolling interest of $2.0 million, a decrease in the provision for credit losses of $1.1 million, and a decrease in the provision for income taxes of $1.0 million.

Net Interest Income. Net interest income decreased $676,000, or 6.0% to $10.6 million for the six months ended June 30, 2023 from $11.3 million for the six months ended June 30, 2022. The decrease was driven by a $9.9 million, or 414.8%, increase in interest expense, partially offset by a $9.3 million, or 67.6%, increase in interest income.

Interest Expense. The $9.9 million, or 414.8%, increase in interest expense for the six months ended June 30, 2023 over the comparable period in 2022 was primarily attributable to a 325 basis point increase in the rate on average money market accounts which increased from 0.60% for the six months ended June 30, 2022 to 3.85% for the six months ended June 30, 2023 and had the effect of increasing interest expense by $3.9 million. Also contributing to the increase in interest expense is a 462 basis point increase in the rate on average FHLB short-term borrowings which increased from 0.54% for the six months ended June 30, 2022 to 5.16% for the six months ended June 30, 2023 and had the effect of increasing interest expense by $2.5 million. Also contributing to the increase in interest expense was a 172 basis point increase in average rate of certificates of deposit, which increased from 0.92% for the six months ended June 30, 2022 to 2.64% for the six months ended June 30, 2023, and had the effect of increasing interest expense by $1.8 million. Also contributing to the increase in interest expense for the six months ended June 30, 2023 is a $9.1 million increase in the average other short-term borrowings, which increased from $229,000 for the six months ended June 30, 2022 to $9.3 million for the six months ended June 30, 2023, and had the effect of increasing interest expense by $1.1 million. The average interest rate spread decreased from 3.57% for the six months ended June 30, 2022 to 1.97% for the six months ended June 30, 2023 while the net interest margin decreased from 3.73% for the six months ended June 30, 2022 to 2.69% for the six months ended June 30, 2023.

Interest Income. The $9.3 million, or 67.6%, increase in interest income was primarily due to a $213.1 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $559.3 million for the six months ended June 30, 2022 to an average balance of $772.4 million for the six months ended June 30, 2023, and had the effect of increasing interest income $4.9 million. Also contributing to the increase in interest income was a 98 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.83% for the six months ended June 30, 2022 to 5.81% for the six months ended June 30, 2023, and had the effect of increasing interest income $4.0 million.

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

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$5,492	$122	4.44%	$31,363	$44	0.28%
Investment in interest-earning time deposits	2,941	60	4.08	7,255	62	1.71
Investment securities available for sale	2,848	70	4.92	3,808	17	0.89
Loans receivable, net (1) (2)	772,425	22,446	5.81	559,307	13,500	4.83
Investment in FHLB stock	6,578	238	7.21	3,448	58	3.36
Total interest-earning assets	790,284	22,936	5.80%	605,181	13,681	4.52%
Non-interest-earning assets	22,041			17,865
Total assets	$812,325			$623,046
Interest-bearing liabilities:
Savings accounts	$1,489	$1	0.13%	$1,709	$2	0.24%
Money market accounts	242,275	4,668	3.85	226,724	681	0.60
Certificate of deposit accounts	214,072	2,824	2.64	184,112	844	0.92
Total deposits	457,836	7,493	3.27	412,545	1,527	0.74
FHLB short-term borrowings	108,506	2,800	5.16	27,656	75	0.54
FHLB long-term borrowings	48,116	631	2.62	51,281	501	1.95
FRB long-term borrowings	865	19	4.39	2,613	4	0.31
Other short-term borrowings	10,477	778	14.87	229	27	23.58
Subordinated debt	17,040	604	7.09	7,940	260	6.55
Total interest-bearing liabilities	642,840	12,325	3.83%	502,264	2,394	0.95%
Non-interest-bearing liabilities	123,719			83,323
Total liabilities	766,559			585,587
Stockholders’ Equity	45,766			37,459
Total liabilities and Stockholders’ Equity	$812,325			$623,046
Net interest-earning assets	$147,444			$102,917
Net interest income; average interest rate spread		$10,611	1.97%		$11,287	3.57%
Net interest margin (3)			2.69%			3.73%
Average interest-earning assets to average interest-bearing liabilities			122.94%			120.49%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The Company’s provision for credit losses decreased $1.1 million, or 84.1%, to $203,000 for the six months ended June 30, 2023 from $1.3 million for the six months ended June 30, 2022. The decrease in the provision for credit losses for the six months ended June 30, 2023 over the six months ended June 30, 2022 was primarily due to the implementation of ASU 2016-13, Financial Instruments – Credit Losses, which became effective for the Company as of January 1, 2023. More specifically, under the Company’s current Allowance for Credit Losses accounting model, certain qualitative factors used prior to the adoption of ASU 2016-13 were evaluated and adjusted in accordance with the model criteria and the general reserve which was used in the past to cover uncertainties that could affect management’s estimate of probable losses primarily associated with the COVID-19 pandemic was eliminated.

Non-performing loans at June 30, 2023 consisted of one SBA loan on non-accrual status in the amount of $73,000. The non-performing loan at June 30, 2023 is generally well-collateralized or adequately reserved for. During the six months ended June 30, 2023, one commercial business loan and one commercial real estate loan totaling $231,000 that were previously on non-accrual were charged-off through the allowance for credit losses. The allowance for credit losses as a percent of total loans receivable, net was 1.18% at June 30, 2023 and 1.22% at December 31, 2022. Non-performing assets amounted to $73,000, or 0.01% of total assets at June 30, 2023 compared to $2.0 million, or 0.25%, of total net assets at December 31, 2022.

Non-Interest Income. Non-interest income decreased $3.1 million, or 31.0%, from $9.8 million for the six months ended June 30, 2022 to $6.8 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $5.1 million, or 72.4%, decrease in net gain on loans held for sale, as the general lack of liquidity in the marketplace affected our ability to sell equipment loans during the six months ended June 30, 2023. Also contributing to the decrease in non-interest income was an $89,000, or 6.1%, decrease in mortgage banking, equipment lending, and title abstract fees, and a $53,000, or 42.4%, decrease in real estate sales commissions, net. These decreases were partially offset by a $1.9 million, or 396.2%, increase in loan servicing income, a $195,000, or 78.6%, increase in other fees and service charges, an $84,000, or 50.3%, increase in gain on sale of SBA loans, and a $41,000, or 16.1%, increase in insurance commissions.

Non-Interest Expense. Total non-interest expense increased $3.2 million, or 25.2%, from $12.8 million for the six months ended June 30, 2022 to $16.0 million for the six months ended June 30, 2023, primarily due to a $1.4 million, or 14.6%, increase in salaries and employee benefits expense, a $1.2 million, or 137.0%, increase in other expense, a $243,000, or 106.1%, increase in FDIC deposit insurance assessment, a $202,000, or 22.8%, increase in occupancy and equipment expense, a $74,000, or 20.4%, increase in advertising expense, a $65,000, or 18.1%, increase in data processing expense, and a $64,000, or 44.8%, increase in director’s fees and expenses. As was the case for the quarter, the increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in occupancy and equipment expense, advertising expense, and other expense for the six months ended June 30, 2023. The increase in non-interest expense was partially offset by a $12,000, or 2.9% decrease in professional fees.

Provision for Income Tax. The provision for income tax decreased $1.0 million, or 67.7%, from $1.5 million for the six months ended June 30, 2022 to $491,000 for the six months ended June 30, 2023 due primarily to the decrease in pre-tax income.

Operating Segments

The Company's operations consist of two reportable operating segments: Banking and Oakmont Capital Holdings, LLC. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Oakmont Capital Holdings, LLC Segment originates equipment loans which are generally sold to third party institutions with the loans’ servicing rights retained. Detailed segment information appears in Note 11 in the Notes to Unaudited Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2023 of $1.2 million, a $722,000, or 38.4%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $941,000 or 19.6%, increase in non-interest expense, and a $354,000, or 25.4%, decrease in non-interest income. This decrease was partially offset by a $788,000, or 131.6%, decrease in the provision for credit losses, and a $215,000, or 3.6%, decrease in net interest income. The increase in non-interest expense was primarily due to a $636,000, or 167.8% increase in other expense, a $127,000, or 112.4%, increase in FDIC deposit insurance assessment expense, and a $119,000, or 3.5%, increase in salaries and employee benefits expense. The decrease in non-interest income is primarily attributable to a $462,000, or 51.4%, decrease in the net gain on loans held for sale, and a $97,000, or 43.5% decrease in mortgage banking and title abstract fees, partially offset by a $167,000, or 491.2%, increase in the gain on sale of SBA loans.

Our Oakmont Capital Holdings, LLC Segment reported a pre-tax segment loss ("PTSL") for the three months ended June 30, 2023 of $622,000, a $1.7 million, or 158.1%, decrease from the same period in 2022. The decrease in PTSL was primarily due to a $569,000, or 19.4%, decrease in non-interest income, an $831,000, or 46.7%, increase in non-interest expense, and a $293,000, or 348.8%, decrease in net interest income. The decrease in non-interest income was primarily due to a $1.3 million, or 67.5%, decrease net gain on loans held for sale, and a $161,000, or 26.8%, decrease in equipment lending fees, partially offset by an $813,000, or 264.0% increase in net loan servicing income, and a $102,000, or 152.2%, increase in other fees and service charges. The increase in non-interest expense was primarily due to a $518,000, 35.4%, increase in salaries and employee benefits expense, a $222,000, or 200.0%, increase in other non-interest expense, an $88,000, or 71.5%, increase in occupancy and equipment expense, and an $18,000, or 128.6% increase in professional fees.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2023 of $2.1 million, a $1.9 million, or 47.6%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $1.8 million, or 18.8%, increase in non-interest expense, a $1.1 million, or 34.5%, decrease in non-interest income, and a $120,000, or 1.1%, decrease in net interest income. This decrease was partially offset by a $1.1 million, or 84.1%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $929,000, or 137.0% increase in other expense, a $458,000, or 6.9%, increase in salaries and employee benefits expense, and a $243,000, or 106.1%, increase in FDIC deposit insurance assessment expense. The decrease in non-interest income is primarily attributable to a $1.1 million, or 57.3%, decrease in the net gain on loans held for sale, and a $164,000, or 38.4% decrease in mortgage banking and title abstract fees, partially offset by a $140,000 decrease in loan servicing income, and an $84,000, or 50.3%, increase in the gain on sale of SBA loans.

Our Oakmont Capital Holdings, LLC Segment reported a PTSL for the six months ended June 30, 2023 of $855,000, a $4.0 million, or 127.2%, decrease from the same period in 2022. The decrease in PTSL was primarily due to a $2.0 million, or 29.4%, decrease in non-interest income, a $1.5 million, or 42.4%, increase in non-interest expense, and a $556,000, or 514.8%, decrease in net interest income. The decrease in non-interest income was primarily due to a $4.0 million, or 78.1%, decrease net gain on loans held for sale, partially offset by a $1.7 million, or 370.6% increase in loan servicing income, a $217,000, or 258.3%, increase in other fees and service charges, and a $75,000, or 7.3%, increase in equipment lending fees. The increase in non-interest expense was primarily due to a $930,000, 33.0%, increase in salaries and employee benefits expense, a $267,000, or 136.9%, increase in other non-interest expenses, a $161,000, or 68.5%, increase in occupancy and equipment expense, a $78,000, or 40.6% increase in advertising expense, and a $32,000, or 118.5% increase in professional fees.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At June 30, 2023, the Company's cash and cash equivalents amounted to $9.6 million. At such date, the Company also had $1.3 million invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2023, Quaint Oak Bank had outstanding commitments to originate loans of $47.6 million, commitments under unused lines of credit of $50.4 million, and $142,000 under standby letters of credit.

At June 30, 2023, certificates of deposit scheduled to mature in one year or less totaled $96.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of June 30, 2023, we had $114.0 million of borrowings from the FHLB and had $323.8 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of June 30, 2023 Quaint Oak Bank had $8.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at June 30, 2023. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $15.0 million at June 30, 2023. As of June 30, 2023, there was $9.7 million outstanding on these two lines of credit.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2023 (dollars in thousands).

June 30, 2023
(Dollars in thousands)

Cash and cash equivalents	$9,587
Unpledged investment securities, amortized cost	2,656
FHLB advance availability	209,500
Federal Reserve discount window availability	8,090

Total primary and secondary sources of available liquidity	$229,833

In addition, we anticipate the continued sale on a regular basis of our equipment loans held for sale. We also anticipate that in the future our subsidiary, Oakmont Commercial LLC, will move from an originate and hold (i.e., portfolio) commercial real estate lending operation to an originate and sell model of operations.

Total stockholders’ equity decreased $319,000, or 0.6%, to $48.8 million at June 30, 2023 from $49.1 million at December 31, 2022. Contributing to the decrease was the noncontrolling interest distribution of $866,000, dividends paid of $568,000, net loss attributable to noncontrolling interest of $419,000, and purchase of treasury stock of $306,000, partially offset by net income for the six months ended June 30, 2023 of $1.1 million, the reissuance of treasury stock for exercised stock options of $529,000, amortization of stock awards and options under our stock compensation plans of $104,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $66,000, and other comprehensive income, net of $8,000. For further discussion of the stock compensation plans, see Note 9 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At June 30, 2023, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.43%, 9.63%, 9.63% and 10.73%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At June 30, 2023, we had unfunded commitments under lines of credit of $50.4 million, $47.6 million of commitments to originate loans, and $142,000 under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

During the period ended June 30, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company's repurchases of its common stock made during the quarter ended June 30, 2023 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 – April 30, 2023	413	$20.50	-	24,375
May 1, 2023 – May 31, 2023	16,441	18.10	-	24,375
June 1, 2023 – June 30, 2023	-	-	-	24,375
Total	16,854	$18.16	-	24,375

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

Date: August 14, 2023	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 14, 2023	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer