Form 10-Q
period 2023-09-30
QUAINT OAK BANCORP INC
filed 2023-11-14
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2023, 2,390,285 shares of the issuer’s common stock were issued and outstanding.

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$331	$421
Due from banks, interest-bearing	10,307	3,472
Cash and cash equivalents	10,638	3,893
Investment in interest-earning time deposits	2,162	3,833
Investment securities available for sale	2,481	2,970
Loans held for sale	94,806	133,222
Loans receivable, net of allowance for credit losses
(2023 $7,121; 2022 $7,678)	626,200	621,864
Accrued interest receivable	3,319	3,462
Investment in Federal Home Loan Bank stock, at cost	3,314	6,601
Bank-owned life insurance	4,301	4,226
Premises and equipment, net	3,092	2,775
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	138	174
Prepaid expenses and other assets	9,178	6,757
Total Assets	$762,202	$792,350
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$151,111	$88,728
Interest-bearing	444,445	460,520
Total deposits	595,556	549,248
Federal Home Loan Bank short-term borrowings	35,000	93,200
Federal Home Loan Bank long-term borrowings	41,022	66,022
Federal Reserve Bank short-term borrowings	-	7,000
Other short-term borrowings	5,803	5,489
Subordinated debt	21,884	7,966
Accrued interest payable	882	584
Advances from borrowers for taxes and insurance	3,412	4,186
Accrued expenses and other liabilities	10,304	9,573
Total Liabilities	713,863	743,268
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized;2,778,550 and 2,777,250 issued as of September 30, 2023 and December 31, 2022, respectively; 2,273,051 and 2,167,613 outstanding at September 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	18,504	17,906
Treasury stock, at cost: 505,499 and 609,637 shares at September 30, 2023 and December 31, 2022, respectively	(3,678)	(3,992)
Accumulated other comprehensive loss	(15)	(24)
Retained earnings	30,895	30,875
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	45,734	44,793
Noncontrolling Interest	2,605	4,289
Total Stockholders' Equity	$48,339	$49,082
Total Liabilities and Stockholders’ Equity	$762,202	$792,350

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$10,710	$8,671	$32,935	$22,171
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	260	325	750	506
Total Interest Income	10,970	8,996	33,685	22,677

Interest Expense
Interest on deposits	4,318	1,672	11,811	3,199
Interest on Federal Home Loan Bank short-term borrowings	783	58	3,583	133
Interest on Federal Home Loan Bank long-term borrowings	372	457	1,003	958
Interest on Federal Reserve Bank long-term borrowings	11	-	30	4
Interest on subordinated debt	417	130	1,021	390
Interest on other short-term borrowings	148	22	705	49
Total Interest Expense	6,049	2,339	18,153	4,733
Net Interest Income	4,921	6,657	15,532	17,944
Provision for Credit Losses	257	655	460	1,933
Net Interest Income after Provision for Credit Losses	4,664	6,002	15,072	16,011

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	439	760	1,811	2,221
Real estate sales commissions, net	16	88	88	213
Insurance commissions	190	152	486	407
Other fees and services charges	409	131	852	379
Loan servicing income	804	480	3,156	954
Income from bank-owned life insurance	26	23	75	66
Net gain on loans held for sale	1,052	4,281	3,005	11,349
Gain on the sale of SBA loans	95	58	346	225
Total Non-Interest Income	3,031	5,973	9,819	15,814

Non-Interest Expense
Salaries and employee benefits	5,296	5,335	16,166	14,817
Directors' fees and expenses	108	67	315	210
Occupancy and equipment	658	477	1,746	1,363
Data processing	312	140	737	500
Professional fees	278	257	678	669
FDIC deposit insurance assessment	197	225	669	454
Advertising	78	169	514	531
Amortization of other intangible	12	12	36	36
Other	1,491	636	3,560	1,509
Total Non-Interest Expense	8,430	7,318	24,421	20,089

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
(Loss) Income before Income Taxes	$(735)	$4,657	$470	$11,736
Income Tax (Benefit) (Expense)	(81)	1,012	410	2,531
Net (Loss) Income	$(654)	$3,645	$60	$9,205
Net (Loss) Income Attributable to Noncontrolling Interest	$(399)	$1,010	$(818)	$2,551
Net (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(255)	$2,635	$878	$6,654

Earnings per share - basic	$(0.11)	$1.29	$0.40	$3.27
Average shares outstanding - basic	2,244,163	2,050,650	2,221,441	2,034,153
Earnings per share - diluted	$(0.11)	$1.22	$0.39	$3.09
Average shares outstanding - diluted	2,260,176	2,168,732	2,255,315	2,150,944

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net (Loss) Income	$(654)	$3,645	$60	$9,205

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available for sale	1	(1)	12	(54)
Income tax effect	-	-	(3)	12
Other comprehensive income (loss)	1	(1)	9	(42)

Total Comprehensive (Loss) Income	(653)	3,644	69	9,163

Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(399)	1,010	(818)	2,551
Comprehensive (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(254)	$2,634	$887	$6,612

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended September 30, 2023

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Loss	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

Treasury stock purchase	(5,473)			(127)				(127)
Issued from authorized and unallocated	1,300		20					20
Reissuance of treasury stock under 401(k) Plan	9,699		90	62				152
Reissuance of treasury stock under stock incentive plan	31,103		212	201				413

Stock based compensation expense			61					61

Cash dividends declared ($0.13 per share)						(290)		(290)

Net loss						(255)	(399)	(654)

Other comprehensive income					1			1

BALANCE – SEPTEMBER 30, 2023	2,273,051	$28	$18,504	$(3,678)	$(15)	$30,895	$2,605	$48,339

For the Three Months Ended September 30, 2022

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	(Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE - JUNE 30, 2022	2,045,721	$28	$15,904	$(4,784)	$(18)	$27,564	$3,485	$42,179

Common stock allocated by ESOP (4,000 shares)	4,000		59	25				84
Treasury stock purchase	(760)			(18)				(18)
Reissuance of treasury stock under stock incentive plan								-
Reissuance of treasury stock under 401(k) Plan	593		11	4				15

Reissuance of treasury stock for exercised stock options	4,000		8	25				33

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(266)		(266)

Noncontrolling interest member distribution							(103)	(103)

Net income						2,635	1,010	3,645

Other comprehensive loss					(1)			(1)

BALANCE – SEPTEMBER 30, 2022	2,053,554	$28	$16,024	$(4,748)	$(19)	$29,933	$4,392	$45,610

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2023

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	(Loss) Income	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2022	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082
Treasury stock purchase	(22,327)			(433)				(433)
Issued from authorized and unallocated	1,300		20					20
Reissuance of treasury stock under stock incentive plan	40,225		155	258				413
Reissuance of treasury stock under 401(k) Plan	12,940		135	83				218

Reissuance of treasury stock for exercised stock options	73,300		123	406				529

Stock based compensation expense			165					165

Cash dividends declared ($0.39 per share)						(858)		(858)

Noncontrolling interest member distribution							(866)	(866)

Net income (loss)						878	(818)	60

Other comprehensive income					9			9

BALANCE – SEPTEMBER 30, 2023	2,273,051	$28	$18,504	$(3,678)	$(15)	$30,895	$2,605	$48,339

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2022

	Common Stock				Accumulated
	Number of		Additional		Other			Equity
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE - DECEMBER 31, 2021	2,011,313	$28	$15,685	$(4,977)	$23	$24,030	$2,120	$36,909

Common stock allocated by ESOP (12,000 shares)	12,000		184	75				259
Treasury stock purchase	(1,969)			(46)				(46)
Reissuance of treasury stock under stock incentive plan	9,123		(57)	57				-
Reissuance of treasury stock under 401(k) Plan	2,087		35	13				48

Reissuance of treasury stock for exercised stock options	21,000		51	130				181

Stock based compensation expense			126					126

Cash dividends declared ($0.37 per share)						(751)		(751)

Noncontrolling interest member distribution							(279)	(279)

Net income						6,654	2,551	9,205

Other comprehensive loss					(42)			(42)

BALANCE – SEPTEMBER 30, 2022	2,053,554	$28	$16,024	$(4,748)	$(19)	$29,933	$4,392	$45,610

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022
	(In Thousands)
Cash Flows from Operating Activities
Net income	$60	$9,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	460	1,933
Depreciation of premises and equipment	384	244
Amortization, net of operating right-of-use assets	122	151
Amortization, net of subordinated debt issuance costs	176	25
Amortization, net of other intangible	36	36
Accretion of deferred loan fees and costs, net	(586)	(1,629)
Stock-based compensation expense	165	385
Net gain on loans held for sale	(3,005)	(11,349)
Loans held for sale-originations	(267,559)	(377,608)
Loans held for sale-proceeds	308,980	408,381
Gain on the sale of SBA loans	(346)	(225)
Increase in the cash surrender value of bank-owned life insurance	(75)	(66)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	143	(519)
Prepaid expenses and other assets	(2,546)	(493)
Accrued interest payable	298	238
Accrued expenses and other liabilities	731	3,540
Net Cash Provided by Operating Activities	37,438	32,249
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	(1,780)	(2,132)
Redemption of interest-earning time deposits	3,451	4,487
Principal repayments of investment securities available for sale	501	787
Net increase in loans receivable	(3,864)	(175,266)
Purchase of Federal Home Loan Bank stock	(1,780)	(8,331)
Redemption of Federal Home Loan Bank stock	5,067	6,556
Purchase of premises and equipment	(701)	(507)
Net Cash Provided by (Used in) Investing Activities	894	(174,406)
Cash Flows from Financing Activities
Net increase in demand deposits, money markets, and savings accounts	23,720	103,630
Net increase (decrease) in certificate accounts	22,588	(3,682)
(Decrease) increase in advances from borrowers for taxes and insurance	(774)	756
Repayments of Federal Home Loan Bank short-term borrowings	(58,200)	(16,000)
Repayments of Federal Home Loan Bank long-term borrowings	45,000	20,171
Proceeds from Federal Home Loan Bank long-term borrowings	(20,000)	80,000
Repayments of Federal Reserve Bank short-term borrowings	(7,000)	(3,895)
Proceeds from other short-term borrowings	314	-
Net proceeds from subordinated debt	13,742	-
Dividends paid	(858)	(751)
Noncontrolling interest capital distribution	(866)	(279)
Purchase of treasury stock	(433)	(46)
Proceeds from the reissuance of treasury stock under 401(k) plan	218	48
Proceeds from the reissuance of treasury stock under stock incentive plan	413	-
Proceeds from shares issued from authorized and unallocated	20	-
Proceeds from the exercise of stock options	529	181
Net Cash (Used in) Provided by Financing Activities	(31,587)	139,791
Net Increase (Decrease) in Cash and Cash Equivalents	6,745	(2,366)
Cash and Cash Equivalents – Beginning of Year	3,893	10,705
Cash and Cash Equivalents – End of Year	$10,638	$8,339

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$17,855	$4,496
Cash payments for income taxes	$2,566	$2,892
Initial recognition of operating lease right-of use assets	$1,563	$560
Initial recognition of operating lease obligations	$1,563	$502

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At September 30, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The consolidated financial statements include the Bank’s investment in Oakmont Capital Holdings, LLC. The Bank reflects the 49% interest it does not hold in Oakmont Capital in its consolidated financial statements as noncontrolling interest. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2022 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2022 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Critical Accounting Policies. During the nine months ended September 30, 2023, the Company implemented new accounting policies, procedures, and controls as part of its adoption of  Accounting Standards Update (ASU) No. 2016-13 and subsequent ASUs issued to amend Accounting Standards Codification (ASC) Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company adopted ASU 2016-13 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Company recorded no change to retained earnings as of January 1, 2023 for the cumulative effect of implementing ASC 326.

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

Allowance for Credit Losses. The discussion that follows describes the methodology for determining the ACL under the ASC 326 model that was adopted effective January 1, 2023. The allowance methodology for prior periods is disclosed in the Company’s 2022 Annual Report on Form 10-K.

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

Loans Evaluated Individually. Certain loans may be evaluated individually for expected credit losses.  There were no individually evaluated loans during the period ended September 30, 2023.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

The ACL utilizes 36-month economic forecasts which include housing starts, real estate prices, loan delinquency trends, and US GDP changes.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2023 and 2022, all outstanding stock options granted under the 2013 Stock Incentive Plan, and the 2018 Stock Incentive Plan representing shares were dilutive. For the three months ended September 30, 2023, all outstanding stock options granted under the 2023 Stock Incentive Plan representing shares were anti-dilutive. For the nine months ended September 30, 2023, all outstanding stock options granted under the 2023 Stock Incentive Plan representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(255,000)	$2,635,000	$878,000	$6,654,000

Weighted average shares outstanding – basic	2,244,163	2,050,650	2,221,441	2,034,153
Effect of dilutive common stock equivalents	16,013	118,082	33,874	116,791
Adjusted weighted average shares outstanding – diluted	2,260,176	2,168,732	2,255,315	2,150,944

Basic earnings per share	$(0.11)	$1.29	$0.40	$3.27
Diluted earnings per share	$(0.11)	$1.22	$0.39	$3.09

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at the beginning of the period	$(16)	$(18)	$(24)	$23
Other comprehensive income (loss)	1	(1)	9	(42)
Balance at the end of the period	$(15)	$(19)	$(15)	$(19)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

Note 4 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,426	$-	$(17)	$2,409
Federal National Mortgage Association securities	73	-	(1)	72
Total available-for-sale-securities	$2,499	$-	$(18)	$2,481

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,902	$-	$(31)	$2,871
Federal National Mortgage Association securities	98	1	-	99
Total available-for-sale-securities	$3,000	$1	$(31)	$2,970

The amortized cost and fair value of mortgage-backed securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$2,499	$2,481
Total	$2,499	$2,481

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$-	$-	$2,409	$(17)	$2,409	$(17)
Federal National Mortgage Association securities	1	72	(1)	-	-	72	(1)
Total	12	$72	$(1)	$2,409	$(17)	$2,481	$(18)

	December 31, 2022
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,871	$(31)	$-	$-	$2,871	$(31)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of September 30, 2023.

There were no credit losses recognized during the three or nine months ended September 30, 2023 or 2022. There were no sales during the three and nine months ended September 30, 2023.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate loans:
One-to-four family residential:
Owner occupied	$19,087	$18,070
Non-owner occupied	41,936	39,315
Total one-to-four family residential	61,023	57,385
Multi-family (five or more) residential	50,823	46,909
Commercial real estate	348,744	333,540
Construction	31,444	28,938
Home equity	5,994	4,918
Total real estate loans	498,028	471,690

Commercial business	135,993	159,069
Other consumer	72	2
Total Loans	634,093	630,761

Deferred loan fees and costs	(772)	(1,219)
Allowance for credit losses	(7,121)	(7,678)
Net Loans	$626,200	$621,864

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2023 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied Risk rating
Pass	$1,802	$8,825	$3,870	$1,868	$572	$2,150	$-	$19,087
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$1,802	$8,825	$3,870	$1,868	$572	$2,150	$-	$19,807
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied Risk rating
Pass	$2,199	$7,199	$12,469	$3,290	$1,040	$15,739	$-	$41,936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$2,199	$7,199	$12,469	$3,290	$1,040	$15,739	$-	$41,936
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential Risk rating
Pass	$2,463	$16,777	$13,974	$4,513	$2,402	$8,977	$-	$49,106
Special mention	-	-	-	-	-	1,717	-	1,717
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$2,463	$16,777	$13,974	$4,513	$2,402	$10,694	$-	$50,823
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate Risk rating
Pass	$50,594	$148,568	$66,432	$22,365	$17,312	$41,724	$1,676	$348,671
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	73	-	-	73
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$50,594	$148,568	$66,432	$22,365	$17,385	$41,724	$1,676	$348,744
Current period gross charge-offs	$-	$-	$-	$134	$-	$-	$-	$134
Construction Risk rating
Pass	$4,463	$10,955	$9,394	$4,484	$-	$-	$-	$29,296
Special mention	-	-	-	-	-	2,148	-	2,148
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$4,463	$10,955	$9,394	$4,484	$-	$2,148	$-	$31,444
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity Risk rating
Pass	$1,074	$37	$124	$-	$-	$216	$4,543	$5,994
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$1,074	$37	$124	$-	$-	$216	$4,543	$5,994
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial business Risk rating
Pass	$6,598	$75,278	$29,881	$4,596	$2,198	$1,041	$12,092	$131,684
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,633	-	1,242	323	1,062	4,260
Doubtful	-	-	49	-	-	-	-	49
Total commercial business	$6,598	$75,278	$31,563	$4,596	$3,440	$1,364	$13,154	$135,993
Current period gross charge-offs	$-	$2	$603	$97	$-	$-	$-	$702
Other consumer Risk rating
Pass	$72	$-	$-	$-	$-	$-	$-	$72
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$72	$-	$-	$-	$-	$-	$-	$72
Current period gross charge-offs Total	$-	$-	$-	$-	$-	$-	$-	$-
Pass	$69,265	$267,639	$136,144	$41,116	$23,524	$69,847	$18,311	$625,846
Special mention	-	-	-	-	-	3,865	-	3,865
Substandard	-	-	1,633	-	1,315	323	1,062	4,333
Doubtful	-	-	49	-	-	-	-	49
Total	$69,265	$267,639	$137,826	$41,116	$24,839	$74,035	$19,373	$634,093
Current period gross charge-offs	$-	$2	$603	$231	$-	$-	$-	$836

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents non-accrual loans by classes of the loan portfolio as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023					December 31,
	Non-accrual loans					2022
	With a Related Allowance	Without a Related Allowance	Total	90 Days or More Past Due and Accruing	Total Non- Performing	Total Non- Accrual Loans
One-to-four family residential owner occupied	$-	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
Commercial real estate	-	73	73	-	73	73
Construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial business	-	49	49	-	49	-
Other consumer	-	-	-	-	-	-
Total	$-	$122	$122	$-	$122	$73

For the three and nine months ended September 30, 2023 and 2022 there was no interest income recognized on non-accrual loans on a cash basis. There was $4,000 and $8,000 of interest income foregone on non-accrual loans for the three and nine months ended September 30, 2023 and $79,000 for both the three and nine months ended September 30, 2022.

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

As of September 30, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and nine months ended September 30, 2023 (in thousands):

	September 30, 2023
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non- Owner Occupied	Multi- Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
For the Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$137	$243	$415	$3,175	$848	$49	$2,589	$-	$7,456
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-	(605)	-	(605)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	5	16	(11)	(35)	(166)	7	454	-	270
Ending balance	$142	$259	$404	$3,140	$682	$56	$2,438	$-	$7,121
For the Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	(134)	-	-	(702)	-	(836)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	19	(36)	(47)	(476)	378	23	718	(300)	279
Ending balance	$142	$259	$404	$3,140	$682	$56	$2,438	$-	$7,121

(1)	Provision included in the table only includes the portion related to loans receivable. For the three months ended September 30, 2023, the total recovery of credit losses of $257,000 includes a recovery of $13,000 for off balance sheet credit exposure, which is reflected in other liabilities on the Balance Sheet. For the nine months ended September 30, 2023, the total provision for credit losses of $460,000 includes a provision of $181,000 for off balance sheet credit exposure, which is reflected in other liabilities on the Balance Sheet.

The Company allocated decreased allowance for credit loss provisions to the construction loan portfolio class for the three months ended September 30, 2023, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Company allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three and nine months ended September 30, 2023, due primarily to changes in qualitative factors related to improved asset quality in this portfolio class. The Company allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended September 30, 2023, due primarily to changes in quantitative factors in this portfolio class. The Company allocated increased allowance for credit loss provisions to the construction loan portfolio class for the nine months ended September 30, 2023, due primarily to changes in qualitative factors and an increase in loan balances in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for loan losses for the year ended December 31, 2022 and recorded investment in loans receivable based on impairment evaluation as of December 31, 2022 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2023 (in thousands):

	September 30, 2023
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$-	$-	$19,087	$19,087
One-to-four family residential non-owner occupied	-	-	41,936	41,936
Multi-family residential	562	-	50,261	50,823
Commercial real estate	7,335	73	341,336	348,744
Construction	377	-	31,067	31,444
Home equity	105	-	5,889	5,994
Commercial business	8	49	135,936	135,993
Other consumer	-	-	72	72
Total	$8,387	$122	$625,584	$634,093

	December 31, 2022
						Loans
						Receivable
						90 Days or
	30-89	90 Days				More Past
	Days Past	or More	Total		Total Loans	Due and
	Due	Past Due	Past Due	Current	Receivable	Accruing
One-to-four family residential owner occupied	$407	$-	$407	$17,663	$18,070	$-
One-to-four family residential non-owner occupied	23	-	23	39,292	39,315	-
Multi-family residential	-	1,708	1,708	45,201	46,909	-
Commercial real estate	2,895	134	3,029	330,511	333,540	-
Construction	2,062	-	2,062	26,876	28,938	-
Home equity	39	-	39	4,879	4,918	-
Commercial business	10	97	107	158,962	159,069	51
Other consumer	-	-	-	2	2	-
Total	$5,436	$1,939	$7,375	$623,386	$630,761	$51

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $122,000 at September 30, 2023 and $2.0 million at December 31, 2022. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Note 6 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC. On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at September 30, 2023 was $138,000, which is net of accumulated amortization of $348,000. Amortization expense for the three and nine months ended September 30, 2023 and 2022 amounted to approximately $12,000 and $36,000, respectively.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2023	December 31, 2022
Non-interest bearing checking accounts(1)	$151,111	$88,728
Savings accounts	1,178	1,597
Money market accounts(2)	222,728	260,972
Certificates of deposit	220,539	197,951
Total deposits	$595,556	$549,248

(1)

The Company has identified one major non-interest bearing checking account deposit customer that accounted for approximately 16.3% and 5.3% of total deposits at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s non-interest bearing checking account totaled approximately $97.1 million and $29.2 million, respectively.

(2)

The Company has identified one major money market deposit customer that accounted for approximately 25.2% and 27.3% of total deposits at September 30, 2023 and December 31, 2022, respectively. At both September 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Note 8 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$35,000	5.68%	$93,200	4.45%

Fixed rate borrowings maturing:
2023	12,000	2.45	57,000	2.22
2024	21,167	4.25	6,167	2.05
2025	7,855	3.40	2,855	1.25
Total FHLB long-term debt	$41,022	3.56%	$66,022	2.16%

Total FHLB borrowings decreased $83.2 million, or 52.3%, to $76.0 million at September 30, 2023 from $159.2 million at December 31, 2022. During the nine months ended September 30, 2023, the Company borrowed $61.5 million of FHLB short-term borrowings and $20.0 million of FHLB long-term borrowings. During the nine months ended September 30, 2023, the Company paid down $119.7 million of FHLB short-term borrowings and $45.0 million of FHLB long-term borrowings.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 8 – Borrowings (Continued)

Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at September 30, 2023 as the Company paid off the $7.0 million of FRB borrowings at December 31, 2022.

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

The balance of subordinated debt, net of unamortized debt issuance costs, was $21.9 million at September 30, 2023 and $8.0 million at December 31, 2022.

Other short-term borrowings increased $314,000, or 5.7%, to $5.8 million at September 30, 2023 from $5.5 million at December 31, 2022. Other borrowings represent outstanding balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union which are used to fund equipment loans. Detail regarding the two lines of credit as of September 30, 2023 is below (in thousands):

	Borrowing Capacity	Borrowings at September 30, 2023	Rate at September 30, 2023	Borrowing Capacity	Borrowings at December 31, 2022	Rate at December 31, 2022
Line of Credit A	$9,000	$3,282	8.50%	$9,000	$-	7.00%
Line of Credit B	6,000	2,521	8.50%	6,000	5,489	7.50%
Total	$15,000	$5,803		$15,000	$5,489

Note 9 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the nine months ended September 30, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

During the third quarter of 2022, the Company made a discretionary contribution of 4,000 shares to the ESOP. These shares were released from Treasury Stock at a cost of approximately $84,000. During both the three and nine months ended September 30, 2022, the Company recognized $84,000 and $259,000 of ESOP expense, respectively.

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

As of September 30, 2023 a total of 45,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 10,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of September 30, 2023 and changes during the nine months ended September 30, 2023 is as follows:

	September 30, 2023
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	9,122	$13.30
Granted	45,000	18.00
Vested	(9,122)	13.30
Forfeited	-	-
Unvested at the end of the period	45,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended September 30, 2023 and 2022, the Company recognized approximately $41,000 and $31,000 of compensation expense, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized a tax benefit of approximately $9,000 and $7,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $115,000 and $93,000 of compensation expense, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized a tax benefit of approximately $24,000 and $20,000, respectively. As of September 30, 2023, approximately $749,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

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

As of September 30, 2023, a total of 224,033 grants of stock options were outstanding under the Option Plan and 2018 and 2023 Stock Incentive Plans and 36,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

During the three months ended September 30, 2023 and 2022, the Company recognized approximately $20,000 and $11,000 of compensation expense, respectively. During both the three months ended September 30, 2023 and 2022, the Company recognized a tax benefit of approximately $1,000. During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $50,000 and $33,000 of compensation expense, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized a tax benefit of approximately $3,000 and $2,000, respectively. As of September 30, 2023, approximately $372,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.6 years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options

A summary of option activity under the Company’s Option Plan and 2013, 2018 and 2023 Stock Incentive Plans as of September 30, 2023 and changes during the nine months ended September 30, 2023 is as follows:

	September 30, 2023

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	195,936	$11.24	3.2
Granted	132,500	18.00	9.6
Exercised	(104,403)	9.65	-
Forfeited	-	-	-
Outstanding at end of period	224,033	$15.98	8.5
Exercisable at end of period	91,533	$13.30	4.6

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2023 (in thousands):

	September 30, 2023
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,409	$-	$2,409	$-
Federal National Mortgage Association mortgage- backed securities	72	-	72	-
Total investment securities available for sale	$2,481	$-	$2,481	$-
Total recurring fair value measurements	$2,481	$-	$2,481	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$122	$-	$-	$122
Total nonrecurring fair value measurements	$122	$-	$-	$122

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Collateral-dependent loans	$122	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

	December 31, 2022
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,860	Appraisal of collateral (1)	Appraisal adjustments (2)	10%	(10%)

________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2023 and December 31, 2022 (in thousands):

			Fair Value Measurements at
			September 30, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$2,162	$2,235	$-	$-	$2,235
Loans held for sale	94,806	96,729	-	96,729	-
Loans receivable, net	626,200	604,325	-	-	604,325

Financial Liabilities
Deposits	595,556	600,643	375,017	-	225,626
FHLB long-term borrowings	41,022	40,908	-	-	40,908
Subordinated debt	21,884	20,971	-	-	20,971

			Fair Value Measurements at
			December 31, 2022
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$3,833	$3,907	$-	$-	$3,907
Loans held for sale	133,222	137,253	-	137,253	-
Loans receivable, net	621,864	600,186	-	-	600,186

Financial Liabilities
Deposits	549,248	551,157	351,297	-	199,860
FHLB long-term borrowings	66,022	65,846	-	-	65,846
FRB long-term borrowings	7,000	6,981	-	-	6,981
Subordinated debt	7,966	7,886	-	-	7,886

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$5,210	$(289)	$4,921	$6,766	$(109)	$6,657
Provision for Credit Losses	257	-	257	655	-	655
Net Interest Income (Loss) after Provision for Credit Losses	4,953	(289)	4,664	6,111	(109)	6,002

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	158	281	439	173	587	760
Real estate sales commissions, net	16	-	16	88	-	88
Insurance commissions	190	-	190	152	-	152
Other fees and services charges	154	255	409	57	74	131
Net loan servicing income	3	801	804	6	474	480
Income from bank-owned life insurance	26	-	26	23	-	23
Net gain on loans held for sale	381	671	1,052	891	3,390	4,281
Gain on the sale of SBA loans	95	-	95	58	-	58
Total Non-Interest Income	1,023	2,008	3,031	1,448	4,525	5,973

Non-Interest Expense
Salaries and employee benefits	3,301	1,995	5,296	3,547	1,788	5,335
Directors’ fees and expenses	108	-	108	67	-	67
Occupancy and equipment	446	212	658	323	154	477
Data processing	312	-	312	140	-	140
Professional fees	256	22	278	240	17	257
FDIC deposit insurance assessment	197	-	197	225	-	225
Advertising	42	36	78	95	74	169
Amortization of other intangible	12	-	12	12	-	12
Other	1,222	269	1,491	314	322	636
Total Non-Interest Expense	5,896	2,534	8,430	4,963	2,355	7,318
Pretax Segment Profit (Loss)	$80	$(815)	$(735)	$2,596	$2,061	$4,657
Net (Loss) Income Attributable to Noncontrolling Interest	$(399)	$-	$(399)	$1,010	$-	$1,010
Segment Assets	$731,519	$30,683	$762,202	$683,882	$23,378	$707,260

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Nine Months Ended September 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$16,485	$(953)	$15,532	$18,160	$(216)	$17,944
Provision for Credit Losses	460	-	460	1,933	-	1,933
Net Interest Income (Loss) after Provision for Credit Losses	16,025	(953)	15,072	16,227	(216)	16,011

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	421	1,390	1,811	600	1,621	2,221
Real estate sales commissions, net	88	-	88	213	-	213
Insurance commissions	486	-	486	407	-	407
Other fees and services charges	296	556	852	221	158	379
Net loan servicing income	148	3,008	3,156	11	943	954
Income from bank-owned life insurance	75	-	75	66	-	66
Net gain on loans held for sale	1,209	1,796	3,005	2,828	8,521	11,349
Gain on the sale of SBA loans	346	-	346	225	-	225
Total Non-Interest Income	3,069	6,750	9,819	4,571	11,243	15,814

Non-Interest Expense
Salaries and employee benefits	10,425	5,741	16,166	10,213	4,604	14,817
Directors’ fees and expenses	315	-	315	210	-	210
Occupancy and equipment	1,138	608	1,746	975	388	1,363
Data processing	737	-	737	500	-	500
Professional fees	597	81	678	625	44	669
FDIC deposit insurance assessment	669	-	669	454	-	454
Advertising	208	306	514	265	266	531
Amortization of other intangible	36	-	36	36	-	36
Other	2,829	731	3,560	990	519	1,509
Total Non-Interest Expense	16,954	7,467	24,421	14,268	5,821	20,089
Pretax Segment Profit (Loss)	$2,140	$(1,670)	$470	$6,530	$5,206	$11,736
Net (Loss) Income Attributable to Noncontrolling Interest	$(818)	$-	$(818)	$2,551	$-	$2,551
Segment Assets	$731,519	$30,683	$762,202	$683,882	$23,378	$707,260

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Subsequent Event

On November 2, 2023, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with ItalBank International Inc., an international banking entity incorporated in the Commonwealth of Puerto Rico (“ItalBank”).  Pursuant to the Purchase Agreement, on November 2, 2023 the Company sold to ItalBank 117,125 shares of common stock, par value $0.01 per share, of the Company (“Common Stock”), or approximately 4.9% of the pro forma outstanding shares of Common Stock, for a purchase price of $13.87 per share (for an aggregate of $1,624,524).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Are Subject to Change

           This Quarterly Report contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of the Company and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of credit losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which the Company is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism or (7) legislation or changes in regulatory requirements adversely affecting the business in which the Company is or will be engaged. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

           At September 30, 2023, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The real estate and abstract companies offer real estate sales and title abstract services, respectively, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank holds a 51% majority equity position in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The discussion of financial results that follows includes the Bank’s investment in Oakmont Capital Holdings, LLC. The Bank reflects the 49% interest it does not hold in Oakmont Capital Holdings, LLC in its consolidated financial statements as noncontrolling interest. All significant intercompany balances and transactions have been eliminated.

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

During the nine months ended September 30, 2023, the Company implemented new allowance for credit losses accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

General. The Company’s total assets at September 30, 2023 were $762.2 million, a decrease of $30.1 million, or 3.8%, from $792.4 million at December 31, 2022. This decrease in total assets was primarily due to a $38.4 million, or 28.8%, decrease in loans held for sale, partially offset by a $6.7 million, or 173.3%, increase in cash and cash equivalents, and a $4.3 million, or 0.7%, increase in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.7 million, or 173.3%, from $3.9 million at December 31, 2022 to $10.6 million at September 30, 2023, with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.7 million, or 43.6%, from $3.8 million at December 31, 2022 to $2.2 million at September 30, 2023 as six interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the nine months ended September 30, 2023.

Investment Securities Available for Sale. Investment securities available for sale decreased $489,000, or 16.5%, from $3.0 million at December 31, 2022 to $2.5 million at September 30, 2023, due primarily to the principal repayments on these securities during the nine months ended September 30, 2023.

Loans Held for Sale. Loans held for sale decreased $38.4 million, or 28.8%, from $133.2 million at December 31, 2022 to $94.8 million at September 30, 2023 as the Bank originated $207.7 million in equipment loans held for sale and sold $209.3 million of equipment loans during the nine months ended September 30, 2023. Contributing to the decrease in loans held for sale is $37.3 million of loan amortization and prepayments. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $59.9 million of one-to-four family residential loans during the nine months ended September 30, 2023 and sold $59.4 million of loans in the secondary market during this same period.

Loans Receivable, Net. Loans receivable, net, increased $4.3 million, or 0.7%, to $626.2 million at September 30, 2023 from $621.9 million December 31, 2022. This increase was funded primarily from deposits. The largest increases within the loan portfolio occurred in commercial real estate loans which increased $15.2 million, or 4.6%, multi-family residential loans which increased $3.9 million, or 8.3%, one-to-four family non-owner occupied loans which increased $2.6 million, or 6.7%, construction loans which increased $2.5 million, or 8.7%, home equity loans which increased $1.1 million, or 21.9%, one-to-four family owner occupied loans which increased $1.0 million, or 5.6%, and other consumer loans which increased $70,000. Partially offsetting these increases was a $23.1 million, or 14.5% decrease in commercial business loans.

Deposits. Total deposits increased $46.3 million, or 8.4%, to $595.6 million at September 30, 2023 from $549.2 million at December 31, 2022. This increase in deposits was primarily attributable to an increase of $62.4 million, or 70.3%, in non-interest bearing checking accounts, and an increase of $22.6 million, or 11.4%, in certificates of deposit. The increase in total deposits was partially offset by a $38.2 million, or 14.7%, decrease in money market accounts, and a $419,000, or 26.2%, decrease in savings accounts.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $161.8 million, or 27.2% of total deposits at September 30, 2023.

Borrowings. Total FHLB borrowings decreased $83.2 million, or 52.3%, to $76.0 million at September 30, 2023 from $159.2 million at December 31, 2022. During the nine months ended September 30, 2023, the Company borrowed $61.5 million of FHLB short-term borrowings and $20.0 million of FHLB long-term borrowings. During the nine months ended September 30, 2023, the Company paid down $119.7 million of FHLB short-term borrowings and $45.0 million of FHLB long-term borrowings. Federal Reserve Bank (FRB) borrowings decreased $7.0 million, or 100.0%, to none at September 30, 2023 as the Company paid off the $7.0 million of FRB borrowings at December 31, 2022. Other borrowings increased $314,000, or 5.7%, to $5.8 million at September 30, 2023 from $5.5 million at December 31, 2022.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $731,000, or 7.6%, to $10.3 million at September 30, 2023 from $9.6 million at December 31, 2022, due primarily to an increase in operating lease liability driven by the capitalization of leases for Oakmont in accordance with Financial Accounting Standards Board accounting standard ASU 2016-02, Leases (Topic 842). Also contributing to the increase is an increase in tax and other expense accruals.

Stockholders’ Equity. Total stockholders’ equity decreased $743,000, or 1.5%, to $48.3 million at September 30, 2023 from $49.1 million at December 31, 2022. Contributing to the decrease was the noncontrolling interest distribution of $866,000, dividends paid of $858,000, net loss attributable to noncontrolling interest of $818,000, and purchase of treasury stock of $433,000, partially offset by net income for the nine months ended September 30, 2023 of $878,000, the reissuance of treasury stock for exercised stock options of $529,000, the issuance of treasury stock under the stock incentive plan of $413,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $218,000, amortization of stock awards and options under our stock compensation plans of $165,000, shares issued from authorized and unallocated of $20,000, and other comprehensive income of $9,000.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net loss amounted to $255,000 for the three months ended September 30, 2023, a decrease of $2.9 million, or 109.7%, compared to net income of $2.6 million for the three months ended September 30, 2022. The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in non-interest income of $2.9 million, a decrease in net interest income of $1.7 million, and an increase in non-interest expense of $1.1 million, partially offset by a decrease in net income attributable to noncontrolling interest of $1.4 million, a decrease in the provision for income taxes of $1.1 million, and a decrease in the provision for credit losses of $398,000.

Net Interest Income. Net interest income decreased $1.7 million, or 26.1% to $4.9 million for the three months ended September 30, 2023 from $6.7 million for the three months ended September 30, 2022. The decrease was driven by a $3.7 million, or 158.6%, increase in interest expense, partially offset by a $2.0 million, or 21.9%, increase in interest income.

Interest Expense. The $3.7 million, or 158.6%, increase in interest expense for the three months ended September 30, 2023 over the comparable period in 2022 was primarily attributable to a 292 basis point increase in the rate on average money market accounts which increased from 1.50% for the three months ended September 30, 2022 to 4.42% for the three months ended September 30, 2023 and had the effect of increasing interest expense by $1.7 million. Also contributing to the increase in interest expense was a 224 basis point increase in average rate of certificates of deposit, which increased from 1.11% for the three months ended September 30, 2022 to 3.35% for the three months ended September 30, 2023, and had the effect of increasing interest expense by $1.2 million. Also contributing to the increase in interest expense was a 324 basis point increase in the rate on average FHLB short-term borrowings which increased from 2.56% for the three months ended September 30, 2022 to 5.80% for the three months ended September 30, 2023 and had the effect of increasing interest expense by $435,000. The average interest rate spread decreased from 3.50% for the three months ended September 30, 2022 to 1.64% for the three months ended September 30, 2023 while the net interest margin decreased from 3.75% for the three months ended September 30, 2022 to 2.64% for the three months ended September 30, 2023.

Interest Income. The $2.0 million, or 21.9%, increase in interest income was primarily due to a 66 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.20% for the three months ended September 30, 2022 to 5.86% for the three months ended September 30, 2023, and had the effect of increasing interest income $1.2 million. Also contributing to the increase in interest income was a $64.1 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $666.5 million for the three months ended September 30, 2022 to an average balance of $730.6 million for the three months ended September 30, 2023, and had the effect of increasing interest income $877,000.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$6,600	$69	4.18%	$29,437	$196	2.66%
Investment in interest-earning time deposits	2,162	19	3.52	7,202	46	2.55
Investment securities available for sale	2,603	44	6.76	3,357	19	2.26
Loans receivable, net (1) (2)	730,581	10,710	5.86	666,501	8,671	5.20
Investment in FHLB stock	4,421	128	11.49	4,348	64	5.89
Total interest-earning assets	746,367	10,970	5.88%	710,845	8,996	5.06%
Non-interest-earning assets	19,980			21,988
Total assets	$766,347			$732,833
Interest-bearing liabilities:
Savings accounts	$1,316	$1	0.31%	$1,614	$1	0.25%
Money market accounts	226,765	2,504	4.42	309,742	1,159	1.50
Certificate of deposit accounts	216,681	1,813	3.35	183,740	512	1.11
Total deposits	444,762	4,318	3.88	495,096	1,672	1.35
FHLB short-term borrowings	54,000	783	5.80	9,065	58	2.56
FHLB long-term borrowings	41,652	372	3.57	88,269	457	2.07
FRB long-term borrowings	759	11	5.80	130	-	0.00
Other short-term borrowings	8,210	148	7.21	458	22	19.21
Subordinated debt	21,842	417	7.65	7,953	130	6.54
Total interest-bearing liabilities	571,225	6,049	4.24%	600,971	2,339	1.56%
Non-interest-bearing liabilities	149,297			92,048
Total liabilities	720,522			693,019
Stockholders’ Equity	45,826			39,814
Total liabilities and Stockholders’ Equity	$766,347			$732,833
Net interest-earning assets	$175,142			$109,874
Net interest income; average interest rate spread		$4,921	1.64%		$6,657	3.50%
Net interest margin (3)			2.64%			3.75%
Average interest-earning assets to average interest-bearing liabilities			130.48%			118.28%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The Company’s provision for credit losses decreased $398,000, or 60.8%, to $257,000 for the three months ended September 30, 2023 from a provision for $655,000 for the three months ended September 30, 2022. The decrease in the provision for credit losses for the three months ended September 30, 2023 over the three months ended September 30, 2022 was primarily due to the implementation of ASU 2016-13, Financial Instruments – Credit Losses, which became effective for the Company as of January 1, 2023. More specifically, under the Company’s current Allowance for Credit Losses accounting model, certain qualitative factors used prior to the adoption of ASU 2016-13 were evaluated and adjusted in accordance with the model criteria and the elimination of the general reserve which was used in the past to cover uncertainties that could affect management’s estimate of probable losses.

Non-Interest Income. Non-interest income decreased $2.9 million, or 49.3%, from $6.0 million for the three months ended September 30, 2022 to $3.0 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $3.2 million, or 75.4%, decrease in net gain on loans held for sale as the total amount of loans sold decreased from $132.4 million for the three months ended September 30, 2022 to $82.5 million for the three months ended September 30, 2023. The primary reason for the decrease in loan sales was the general lack of liquidity in the marketplace. Also contributing to the decrease in non-interest income was a $321,000, or 42.2%, decrease in mortgage banking, equipment lending, and title abstract fees, and a $72,000, or 81.8%, decrease in real estate sales commissions, net. These decreases were reflective of market conditions driven by the current interest rate environment. These decreases were partially offset by a $324,000, or 67.5%, increase in loan servicing income, a $278,000, or 212.2%, increase in other fees and service charges, a $38,000, or 25.0%, increase in insurance commissions, and a $37,000, or 63.8%, increase in gain on sale of SBA loans. The increase in loan servicing fee income was primarily due to the increase in the balance of loans serviced by Oakmont.

Non-Interest Expense. Total non-interest expense increased $1.1 million, or 15.2%, from $7.3 million for the three months ended September 30, 2022 to $8.4 million for the three months ended September 30, 2023, primarily due to an $855,000, or 134.4%, increase in other expense, a $181,000, or 37.9%, increase in occupancy and equipment expense, a $172,000, or 122.9%, increase in data processing expense, a $41,000, or 61.2% increase in director’s fees and expenses, and a $21,000, or 8.2% increase in professional fees. The increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. Oakmont contributed to the increase in occupancy and equipment expense for the three months ended September 30, 2023. The increase in non-interest expense was partially offset by a $91,000, or 53.8%, decrease in advertising expense, a $39,000, or 0.7%, decrease in salaries and employee benefits expense, and a $28,000, or 12.4%, decrease in FDIC deposit insurance assessment.

Provision for Income Tax. The provision for income tax decreased $1.1 million, or 108.0%, from $1.0 million for the three months ended September 30, 2022 to a tax benefit of $81,000 for the three months ended September 30, 2023 due primarily to the decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income amounted to $878,000 for the nine months ended September 30, 2023, a decrease of $5.8 million, or 86.8%, compared to net income of $6.7 million for the nine months ended September 30, 2022. The decrease in net income on a comparative nine-month basis was primarily the result of an increase in non-interest expense of $4.3 million, a decrease in non-interest income of $6.0 million, and a decrease in net interest income of $2.4 million, partially offset by a decrease in net income attributable to noncontrolling interest of $3.4 million, a decrease in the provision for income taxes of $2.1 million, and a decrease in the provision for credit losses of $1.5 million.

Net Interest Income. Net interest income decreased $2.4 million, or 13.4% to $15.5 million for the nine months ended September 30, 2023 from $17.9 million for the nine months ended September 30, 2022. The decrease was driven by a $13.4 million, or 283.5%, increase in interest expense, partially offset by an $11.0 million, or 48.5%, increase in interest income.

Interest Expense. The $13.4 million, or 283.5%, increase in interest expense for the nine months ended September 30, 2023 over the comparable period in 2022 was primarily attributable to a 308 basis point increase in the rate on average money market accounts which increased from 0.96% for the nine months ended September 30, 2022 to 4.04% for the nine months ended September 30, 2023 and had the effect of increasing interest expense by $5.5 million. Also contributing to the increase in interest expense was a 190 basis point increase in average rate of certificates of deposit, which increased from 0.98% for the nine months ended September 30, 2022 to 2.88% for the nine months ended September 30, 2023, and had the effect of increasing interest expense by $3.1 million. Also contributing to the increase in interest expense was a 447 basis point increase in the rate on average FHLB short-term borrowings which increased from 0.83% for the nine months ended September 30, 2022 to 5.30% for the nine months ended September 30, 2023 and had the effect of increasing interest expense by $3.0 million. The average interest rate spread decreased from 3.54% for the nine months ended September 30, 2022 to 1.87% for the nine months ended September 30, 2023 while the net interest margin decreased from 3.73% for the nine months ended September 30, 2022 to 2.67% for the nine months ended September 30, 2023.

Interest Income. The $11.0 million, or 48.5%, increase in interest income was primarily due to a $162.5 million increase in average loans receivable, net, including loans held for sale, which increased from an average balance of $595.4 million for the nine months ended September 30, 2022 to an average balance of $757.9 million for the nine months ended September 30, 2023, and had the effect of increasing interest income $6.0 million. Also contributing to the increase in interest income was an 82 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.97% for the nine months ended September 30, 2022 to 5.79% for the nine months ended September 30, 2023, and had the effect of increasing interest income $4.7 million.

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

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$6,068	$191	4.20%	$30,668	$241	1.05%
Investment in interest-earning time deposits	2,678	80	3.98	7,237	107	1.97
Investment securities available for sale	2,765	114	5.50	3,656	35	1.28
Loans receivable, net (1) (2)	757,870	32,935	5.79	595,354	22,171	4.97
Investment in FHLB stock	5,850	365	8.32	3,751	123	4.37
Total interest-earning assets	775,231	33,685	5.79%	640,666	22,677	4.72%
Non-interest-earning assets	21,143			19,225
Total assets	$796,374			$659,891
Interest-bearing liabilities:
Savings accounts	$1,431	$2	0.19%	$1,678	$3	0.24%
Money market accounts	236,754	7,172	4.04	254,701	1,840	0.96
Certificate of deposit accounts	214,951	4,637	2.88	183,987	1,356	0.98
Total deposits	453,136	11,811	3.48	440,366	3,199	0.97
FHLB short-term borrowings	90,137	3,583	5.30	21,391	133	0.83
FHLB long-term borrowings	45,938	1,003	2.91	63,746	958	2.00
FRB long-term borrowings	829	30	4.83	1,776	4	0.30
Subordinated debt	18,658	1,021	7.30	7,944	390	6.55
Other short-term borrowings	9,290	705	10.12	229	49	28.53
Total interest-bearing liabilities	617,988	18,153	3.92%	535,452	4,733	1.18%
Non-interest-bearing liabilities	132,598			86,585
Total liabilities	750,586			622,037
Stockholders’ Equity	45,788			37,854
Total liabilities and Stockholders’ Equity	$796,374			$659,891
Net interest-earning assets	$157,243			$105,214
Net interest income; average interest rate spread		$15,532	1.87%		$17,944	3.54%
Net interest margin (3)			2.67%			3.73%
Average interest-earning assets to average interest-bearing liabilities			125.44%			119.65%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The Company’s provision for credit losses decreased $1.5 million, or 76.2%, to $460,000 for the nine months ended September 30, 2023 from $1.9 million for the nine months ended September 30, 2022. The decrease in the provision for credit losses for the nine months ended September 30, 2023 over the nine months ended September 30, 2022 was primarily due to the implementation of ASU 2016-13, Financial Instruments – Credit Losses, which became effective for the Company as of January 1, 2023. More specifically, under the Company’s current Allowance for Credit Losses accounting model, certain qualitative factors used prior to the adoption of ASU 2016-13 were evaluated and adjusted in accordance with the model criteria and the elimination of the general reserve which was used in the past to cover uncertainties that could affect management’s estimate of probable losses.

Non-performing loans at September 30, 2023 consisted of one SBA loan and one commercial business loan on non-accrual status in the amount of $122,000. The non-performing loans at September 30, 2023 are generally well-collateralized or adequately reserved for. During the nine months ended September 30, 2023, one commercial business loan, one commercial real estate, and one equipment loan totaling $233,000 that were previously on non-accrual were charged-off through the allowance for credit losses. In addition, there was one commercial business loan on non-accrual in the amount of $652,000 that was written down to $49,000, which represented the proceeds received on October 30, 2023 from a bankruptcy settlement. The allowance for credit losses as a percent of total loans receivable, net was 1.12% at September 30, 2023 and 1.22% at December 31, 2022. Non-performing assets amounted to $122,000, or 0.02% of total assets at September 30, 2023 compared to $2.0 million, or 0.25%, of total net assets at December 31, 2022.

          Non-Interest Income. Non-interest income decreased $6.0 million, or 37.9%, from $15.8 million for the nine months ended September 30, 2022 to $9.8 million for the nine months ended September 30, 2023. The decrease was primarily attributable to an $8.3 million, or 73.5%, decrease in net gain on loans held for sale as the total amount of loans sold decreased from $397.0 million for the nine months ended September 30, 2022 to $306.0 million for the nine months ended September 30, 2023. As similar to the quarter, the primary reason for the decrease in loan sales was the general lack of liquidity in the marketplace. Also contributing to the decrease in non-interest income was a $410,000, or 18.5%, decrease in mortgage banking, equipment lending, and title abstract fees, and a $125,000, or 58.7%, decrease in real estate sales commissions, net. As it was for the quarter, these decreases were a reflection of general economic conditions driven by the current interest rate environment. These decreases were partially offset by a $2.2 million, or 230.8%, increase in loan servicing income, a $473,000, or 124.8%, increase in other fees and service charges, a $121,000, or 53.8%, increase in gain on sale of SBA loans, and a $79,000, or 19.4%, increase in insurance commissions. The increase in loan servicing fee income was primarily due to the increase in the balance of loans serviced by Oakmont.

Non-Interest Expense. Total non-interest expense increased $4.3 million, or 21.6%, from $20.1 million for the nine months ended September 30, 2022 to $24.4 million for the nine months ended September 30, 2023, primarily due to a $2.1 million, or 135.9%, increase in other expense, a $1.3 million, or 9.1%, increase in salaries and employee benefits expense, a $383,000, or 28.1%, increase in occupancy and equipment expense, a $237,000, or 47.4%, increase in data processing expense, a $215,000, or 47.4%, increase in FDIC deposit insurance assessment, a $105,000, or 50.0%, increase in director’s fees and expenses, and a $9,000, or 1.3% increase in professional fees. As was the case for the quarter, the increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in salaries and employee benefits expense, occupancy and equipment expense, and other expense for the nine months ended September 30, 2023. The increase in non-interest expense was partially offset by a $17,000, or 3.2%, decrease in advertising expense.

Provision for Income Tax. The provision for income tax decreased $2.1 million, or 83.8%, from $2.5 million for the nine months ended September 30, 2022 to $410,000 for the nine months ended September 30, 2023 due primarily to the decrease in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2023 of $80,000, a $2.5 million, or 96.9%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $425,000, or 29.4%, decrease in non-interest income, a $1.6 million, or 23.0%, decrease in net interest income, and a $933,000, or 18.8%, increase in non-interest expense. This decrease was partially offset by a $398,000, or 60.8%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $908,000, or 289.2% increase in other expense, a $172,000, or 122.9%, increase in data processing expense, a $123,000, or 38.1%, increase in occupancy and equipment expense, and a $41,000, or 61.2%, increase in directors’ fees and expenses. The decrease in non-interest income is primarily attributable to a $510,000, or 57.2%, decrease in the net gain on loans held for sale, and a $72,000, or 81.8%, decrease in real estate sales commissions, net, partially offset by a $97,000, or 170.2%, increase in other fees and service charges.

Our Oakmont Capital Holdings, LLC Segment reported a pre-tax segment loss (“PTSL”) for the three months ended September 30, 2023 of $815,000, a $2.9 million, or 139.5%, decrease from the same period in 2022. The decrease in PTSL was primarily due to a $2.5 million, or 55.6%, decrease in non-interest income, a $180,000, or 165.1%, decrease in net interest income, and a $179,000, or 7.6%, increase in non-interest expense. The decrease in non-interest income was primarily due to a $2.7 million, or 80.2%, decrease net gain on loans held for sale, and a $306,000, or 52.1%, decrease in equipment lending fees, partially offset by a $327,000, or 69.0% increase in net loan servicing income, and a $181,000, or 244.6%, increase in other fees and service charges. The increase in non-interest expense was primarily due to a $207,000, 11.6%, increase in salaries and employee benefits expense, a $58,000, or 37.7%, increase in occupancy and equipment expense, and a $5,000, or 29.4% increase in professional fees, partially offset by a $53,000, or 16.5%, decrease in other non-interest expense, and a $38,000, or 51.4%, decrease in advertising expense.

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2023 of $2.1 million, a $4.4 million, or 67.2%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $2.7 million, or 18.8%, increase in non-interest expense, a $1.5 million, or 32.9%, decrease in non-interest income, and a $1.7 million or 9.2%, decrease in net interest income. This decrease was partially offset by a $1.5 million, or 76.2%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $1.8 million, or 185.8% increase in other expense, a $237,000, or 47.4%, increase in data processing expense, a $215,000, or 47.4%, increase in FDIC deposit insurance assessment expense, a $212,000, or 2.1%, increase in salaries and employee benefits expense, a $163,000, or 16.7%, increase in occupancy and equipment expense, and a $105,000, or 50.0%, increase in directors’ fees and expenses. The decrease in non-interest income is primarily attributable to a $1.6 million, or 57.3%, decrease in the net gain on loans held for sale, a $179,000, or 29.8% decrease in mortgage banking and title abstract fees, and a $125,000, or 58.7%, decrease in real estate sales commissions, net, partially offset by a $137,000 increase in loan servicing income, a $121,000, or 53.8%, increase in the gain on sale of SBA loans, a $79,000, or 19.4%, increase in insurance commissions, and a $75,000, or 33.9%, increase in other fees and service charges.

Our Oakmont Capital Holdings, LLC Segment reported a PTSL for the nine months ended September 30, 2023 of $1.7 million, a $6.9 million, or 132.1%, decrease from the same period in 2022. The decrease in PTSL was primarily due to a $4.5 million, or 40.0%, decrease in non-interest income, a $1.6 million, or 28.3%, increase in non-interest expense, and a $737,000, or 341.2%, decrease in net interest income. The decrease in non-interest income was primarily due to a $6.7 million, or 78.9%, decrease net gain on loans held for sale, and a $231,000, or 14.3%, decrease in equipment lending fees, partially offset by a $2.1 million, or 219.0% increase in loan servicing income, and a $398,000, or 251.9%, increase in other fees and service charges. The increase in non-interest expense was primarily due to a $1.1 million, 24.7%, increase in salaries and employee benefits expense, a $220,000, or 56.7%, increase in occupancy and equipment expense, a $212,000, or 40.9%, increase in other non-interest expenses, a $40,000, or 15.0% increase in advertising expense, and a $37,000, or 84.1% increase in professional fees.

Liquidity and Capital Resources

          The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At September 30, 2023, the Company's cash and cash equivalents amounted to $10.6 million. At such date, the Company also had $1.3 million invested in interest-earning time deposits maturing in one year or less.

           The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2023, Quaint Oak Bank had outstanding commitments to originate loans of $55.2 million, commitments under unused lines of credit of $48.1 million, and $55,000 under standby letters of credit.

At September 30, 2023, certificates of deposit scheduled to mature in one year or less totaled $119.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

           In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of September 30, 2023, we had $76.0 million of borrowings from the FHLB and had $323.1 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of September 30, 2023 Quaint Oak Bank had $8.4 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. There were no borrowings under this facility at September 30, 2023. Oakmont Capital Holdings, LLC has two lines of credit with a credit union which are used to fund equipment loans totaling $15.0 million at September 30, 2023. As of September 30, 2023, there was $5.8 million outstanding on these two lines of credit.

               The following table summarizes the Company's primary and secondary sources of liquidity which were available at September 30, 2023 (dollars in thousands).

September 30, 2023
(Dollars in thousands)

Cash and cash equivalents	$10,638
Unpledged investment securities, amortized cost	2,481
FHLB advance availability	246,760
Federal Reserve discount window availability	8,393
Total primary and secondary sources of available liquidity	$268,272

           In addition, we anticipate the continued sale on a regular basis of equipment loans held for sale. We also anticipate that in the future our subsidiary, Oakmont Commercial LLC, will move from an originate and hold (i.e., portfolio) commercial real estate lending operation to a partial originate and sell model of operations.

Total stockholders’ equity decreased $743,000, or 1.5%, to $48.3 million at September 30, 2023 from $49.1 million at December 31, 2022. Contributing to the decrease was the noncontrolling interest distribution of $866,000, dividends paid of $858,000, net loss attributable to noncontrolling interest of $818,000, and purchase of treasury stock of $433,000, partially offset by net income for the nine months ended September 30, 2023 of $878,000, the reissuance of treasury stock for exercised stock options of $529,000, the issuance of treasury stock under the stock incentive plan of $413,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $218,000, amortization of stock awards and options under our stock compensation plans of $165,000, shares issued from authorized and unallocated of $20,000, and other comprehensive income of $9,000.

For further discussion of the stock compensation plans, see Note 9 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At September 30, 2023, Quaint Oak Bank exceeded each of its capital requirements with ratios of 8.72%, 9.94%, 9.94% and 11.04%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

         Commitments. At September 30, 2023, we had unfunded commitments under lines of credit of $48.1 million, $55.2 million of commitments to originate loans, and $55,000 under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

         During the period ended September 30, 2023, the Company implemented new allowance for credit losses accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that occurred during the period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

         The Company’s repurchases of its common stock made during the quarter ended September 30, 2023 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 – July 31, 2023	-	-	-	24,375
August 1, 2023 – August 31, 2023	-	-	-	24,375
September 1, 2023 – September 30, 2023	5,473	$23.25	-	24,375
Total	5,473	$23.25	-	24,375

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

/s/ Robert T. Strong
Date: November 14, 2023	By:	Robert T. Strong President and Chief Executive Officer

/s/ John J. Augustine
Date: November 14, 2023	By:	John J. Augustine Executive Vice President and Chief Financial Officer