Form 10-Q/A
period 2023-06-30
QUAINT OAK BANCORP INC
filed 2023-12-21
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING RESTATEMENT

Quaint Oak Bancorp, Inc., a Pennsylvania corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023 (the “Original Report”).

Restatement of Previously Issued Consolidated Financial Statements

On December 11, 2023, the Audit Committee of the Board of Directors of Quaint Oak Bancorp, Inc. (the “Company,” “we” or “our”) concluded that the Company’s previously issued consolidated financial statements for the interim period ended June 30, 2023 (the “Restated Period”), should no longer be relied upon because of a reclassification related to expenses on deposit accounts obtained from a correspondent banking relationship that resulted in material misstatements of interest expense and other non-interest expense for the Restated Period.

The Audit Committee determined that the Company accounted for the expense related to checking account deposits received from the correspondent banking relationship as other non-interest expense rather than interest expense on deposits.  The deposits which were reported as non-interest bearing deposits on our consolidated balance sheets have been reclassified, in part, as interest-bearing deposits for the Restated Period. A portion of the deposits related to the correspondent banking relationship remain classified as non-interest bearing deposits. As a result of the reclassification, interest expense for the Restated Period increased resulting in a decrease in net interest income for the Restated Period.  Other non-interest expense and total non-interest expense decreased for the Restated Period as a result of the reclassification. In addition, as a result of the restatement, the Company’s interest rate spread and net interest margin will decrease for the Restated Period.

Items Amended in this Filing

We are filing this Amended Report in order to amend the following items of the Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data appearing elsewhere in the Original Report:

●	Part I, Item 1. Financial Statements
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part 1, Item 4. Controls and Procedures

Except as indicated above, no other information in the Original Report is amended hereby.  In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing date of the Original Report.

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2023, and we have included applicable disclosure in Part I, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in Part I, Item 4 of this Amended Report, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2023. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part I, Item 4 of this Amended Report.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$833	$421
Due from banks, interest-bearing	8,754	3,472
Cash and cash equivalents	9,587	3,893
Investment in interest-earning time deposits	2,162	3,833
Investment securities available for sale	2,656	2,970
Loans held for sale	115,697	133,222
Loans receivable, net of allowance for credit losses (2023 $7,456; 2022 $7,678)	626,767	621,864
Accrued interest receivable	3,132	3,462
Investment in Federal Home Loan Bank stock, at cost	5,722	6,601
Bank-owned life insurance	4,275	4,226
Premises and equipment, net	2,945	2,775
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	150	174
Prepaid expenses and other assets	8,129	6,757
Total Assets	$783,795	$792,350
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$70,811	$88,728
Interest-bearing	502,587	460,520
Total deposits	$573,398	549,248
Federal Home Loan Bank short-term borrowings	72,000	93,200
Federal Home Loan Bank long-term borrowings	42,022	66,022
Federal Reserve Bank short-term borrowings	-	7,000
Other short-term borrowings	9,659	5,489
Subordinated debt	21,811	7,966
Accrued interest payable	736	584
Advances from borrowers for taxes and insurance	4,546	4,186
Accrued expenses and other liabilities	10,860	9,573
Total Liabilities	735,032	743,268
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,777,250 issued; 2,236,422 and 2,167,613 outstanding at June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	18,121	17,906
Treasury stock, at cost: 540,828 and 609,637 shares at June 30, 2023 and December 31, 2022, respectively	(3,814)	(3,992)
Accumulated other comprehensive loss	(16)	(24)
Retained earnings	31,440	30,875
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	45,759	44,793
Noncontrolling Interest	3,004	4,289
Total Stockholders' Equity	$48,763	$49,082
Total Liabilities and Stockholders’ Equity	$783,795	$792,350

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$11,852	$7,200	$22,446	$13,500
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	266	108	490	181
Total Interest Income	12,118	7,308	22,936	13,681

Interest Expense
Interest on deposits	4,439	907	8,205	1,527
Interest on Federal Home Loan Bank short-term borrowings	1,500	53	2,800	75
Interest on Federal Home Loan Bank long-term borrowings	354	389	631	501
Interest on Federal Reserve Bank long-term borrowings	9	1	19	4
Interest on subordinated debt	582	130	778	260
Interest on other short-term borrowings	388	18	604	27
Total Interest Expense	7,272	1,498	13,037	2,394
Net Interest Income	4,846	5,810	9,899	11,287
(Recovery of) Provision for Credit Losses	(189)	599	203	1,278
Net Interest Income after (Recovery of) Provision for Credit Losses	5,035	5,211	9,696	10,009

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	566	824	1,372	1,461
Real estate sales commissions, net	48	64	72	125
Insurance commissions	160	139	296	255
Other fees and services charges	212	82	443	248
Loan servicing income	1,123	308	2,352	474
Income from bank-owned life insurance	25	22	49	43
Net gain on loans held for sale	1,073	2,858	1,953	7,068
Gain on the sale of SBA loans	201	34	251	167
Total Non-Interest Income	3,408	4,331	6,788	9,841

Non-Interest Expense
Salaries and employee benefits	5,528	4,891	10,870	9,482
Directors' fees and expenses	102	72	207	143
Occupancy and equipment	561	466	1,088	886
Data processing	208	163	425	360
Professional fees	225	228	400	412
FDIC deposit insurance assessment	240	113	472	229
Advertising	137	154	436	362
Amortization of other intangible	12	12	24	24
Other	892	490	1,357	873
Total Non-Interest Expense	7,905	6,589	15,279	12,771

Income before Income Taxes	$538	$2,953	$1,205	$7,079
Income Taxes	273	658	491	1,519
Net Income	$265	$2,295	$714	$5,560
Net Income (Loss) Attributable to Noncontrolling Interest	$(305)	$525	$(419)	$1,541
Net Income Attributable to Quaint Oak Bancorp, Inc.	$570	$1,770	$1,133	$4,019

Earnings per share - basic	$0.25	$0.87	$0.51	$1.99
Average shares outstanding - basic	2,236,885	2,038,479	2,209,891	2,023,511
Earnings per share - diluted	$0.25	$0.82	$0.51	$1.88
Average shares outstanding - diluted	2,241,570	2,161,277	2,233,369	2,142,169

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net Income	$265	$2,295	$714	$5,560

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available for sale	(3)	(26)	10	(53)
Income tax effect	1	6	(2)	12
Other comprehensive income (loss)	(2)	(20)	8	(41)

Total Comprehensive Income	263	2,275	722	5,519
Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(305)	525	(419)	1,541
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$568	$1,750	$1,141	$3,978

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

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2023	December 31, 2022
Non-interest bearing checking accounts(1)	$70,811	$88,728
Interest bearing checking accounts(1)	52,589	-
Savings accounts	1,379	1,597
Money market accounts(2)	229,509	260,972
Certificates of deposit	219,110	197,951
Total deposits	$573,398	$549,248

___________________________________________

(1)	The Company has identified one major checking account deposit customer that accounted for approximately 12.2% and 5.3% of total deposits at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s checking accounts totaled approximately $70.1 million and $29.2 million, respectively.
(2)	The Company has identified one major money market deposit customer that accounted for approximately 26.2% and 27.3% of total deposits at June 30, 2023 and December 31, 2022, respectively. At both June 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Note 8 – Borrowings

Federal Home Loan Bank ("FHLB") advances consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$72,000	5.39%	$93,200	4.45%

Fixed rate borrowings maturing:
2023	13,000	2.38	57,000	2.22
2024	21,167	4.25	6,167	2.05
2025	7,855	3.40	2,855	1.25
Total FHLB long-term debt	$42,022	3.51%	$66,022	2.16%

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$5,223	$(377)	$4,846	$5,894	$(84)	$5,810
(Recovery of) Provision for Credit Losses	(189)	-	(189)	599	-	599
Net Interest Income (Loss) after (Recovery of) Provision for Credit Losses	5,412	(377)	5,035	5,295	(84)	5,211

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	126	440	566	223	601	824
Real estate sales commissions, net	48	-	48	64	-	64
Insurance commissions	160	-	160	139	-	139
Other fees and services charges	43	169	212	15	67	82
Net loan servicing income	2	1,121	1,123	-	308	308
Income from bank-owned life insurance	25	-	25	22	-	22
Net gain on loans held for sale	437	636	1,073	899	1,959	2,858
Gain on the sale of SBA loans	201	-	201	34	-	34
Total Non-Interest Income	1,042	2,366	3,408	1,396	2,935	4,331

Non-Interest Expense
Salaries and employee benefits	3,548	1,980	5,528	3,429	1,462	4,891
Directors’ fees and expenses	102	-	102	72	-	72
Occupancy and equipment	350	211	561	343	123	466
Data processing	208	-	208	163	-	163
Professional fees	193	32	225	214	14	228
FDIC deposit insurance assessment	240	-	240	113	-	113
Advertising	82	55	137	84	70	154
Amortization of other intangible	12	-	12	12	-	12
Other	559	333	892	379	111	490
Total Non-Interest Expense	5,294	2,611	7,905	4,809	1,780	6,589
Pretax Segment Profit (Loss)	$1,160	$(622)	$538	$1,882	$1,071	$2,953
Net (Loss) Income Attributable to Noncontrolling Interest	$(305)	$-	$(305)	$525	$-	$525
Segment Assets	$743,969	$39,826	$783,795	$730,244	$21,678	$751,922

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Six Months Ended June 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$10,563	$(664)	$9,899	$11,395	$(108)	$11,287
Provision for Credit Losses	203	-	203	1,278	-	1,278
Net Interest Income (Loss) after Provision for Credit Losses	10,360	(664)	9,696	10,117	(108)	10,009

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	263	1,109	1,372	427	1,034	1,461
Real estate sales commissions, net	72	-	72	125	-	125
Insurance commissions	296	-	296	255	-	255
Other fees and services charges	142	301	443	164	84	248
Net loan servicing income	145	2,207	2,352	5	469	474
Income from bank-owned life insurance	49	-	49	43	-	43
Net gain on loans held for sale	828	1,125	1,953	1,938	5,130	7,068
Gain on the sale of SBA loans	251	-	251	167	-	167
Total Non-Interest Income	2,046	4,742	6,788	3,124	6,717	9,841

Non-Interest Expense
Salaries and employee benefits	7,124	3,746	10,870	6,666	2,816	9,482
Directors’ fees and expenses	207	-	207	143	-	143
Occupancy and equipment	692	396	1,088	651	235	886
Data processing	425	-	425	360	-	360
Professional fees	341	59	400	385	27	412
FDIC deposit insurance assessment	472	-	472	229	-	229
Advertising	166	270	436	170	192	362
Amortization of other intangible	24	-	24	24	-	24
Other	895	462	1,357	678	195	873
Total Non-Interest Expense	10,346	4,933	15,279	9,306	3,465	12,771
Pretax Segment Profit (Loss)	$2,060	$(855)	$1,205	$3,935	$3,144	$7,079
Net (Loss) Income Attributable to Noncontrolling Interest	$(419)	$-	$(419)	$1,541	$-	$1,541
Segment Assets	$743,969	$39,826	$783,795	$730,244	$21,678	$751,922

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

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

Deposits. Total deposits increased $24.2 million, or 4.4%, to $573.4 million at June 30, 2023 from $549.2 million at December 31, 2022. This increase in deposits was primarily attributable to an increase of $34.7 million, or 39.1%, in checking accounts, and an increase of $21.2 million, or 10.7%, in certificates of deposit. The increase in total deposits was partially offset by a $31.5 million, or 12.1%, decrease in money market accounts, and a $218,000, or 13.7%, decrease in savings accounts.

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

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income amounted to $570,000 for the three months ended June 30, 2023, a decrease of $1.2 million, or 67.8%, compared to net income of $1.8 million for the three months ended June 30, 2022. The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $1.3 million, a decrease in non-interest income of $923,000, and a decrease in net interest income of $964,000, partially offset by a decrease in net income attributable to noncontrolling interest of $830,000, a decrease in the provision for credit losses of $788,000, and a decrease in the provision for income taxes of $385,000.

Net Interest Income. Net interest income decreased $964,000, or 16.6% to $4.8 million for the three months ended June 30, 2023 from $5.8 million for the three months ended June 30, 2022. The decrease was driven by a $5.8 million, or 385.5%, increase in interest expense, partially offset by a $4.8 million, or 65.8%, increase in interest income.

Interest Expense. The $5.8 million, or 385.5%, increase in interest expense for the three months ended June 30, 2023 over the comparable period in 2022 was primarily attributable to a 335 basis point increase in the rate on average money market accounts which increased from 0.75% for the three months ended June 30, 2022 to 4.10% for the three months ended June 30, 2023 and had the effect of increasing interest expense by $2.0 million. Also contributing to the increase in interest expense is a 439 basis point increase in the rate on average FHLB short-term borrowings which increased from 1.07% for the three months ended June 30, 2022 to 5.46% for the three months ended June 30, 2023 and had the effect of increasing interest expense by $1.2 million. Also contributing to the increase in interest expense was a 196 basis point increase in average rate of certificates of deposit, which increased from 0.93% for the three months ended June 30, 2022 to 2.89% for the three months ended June 30, 2023, and had the effect of increasing interest expense by $1.1 million. Also contributing to the increase in interest expense is a $12.0 million increase in average other short-term borrowings, which increased from $458,000 for the six months ended June 30, 2022 to $12.5 million for the six months ended June 30, 2023, and had the effect of increasing interest expense by $484,000.  The average interest rate spread decreased from 3.37% for the three months ended June 30, 2022 to 1.79% for the three months ended June 30, 2023 while the net interest margin decreased from 3.54% for the three months ended June 30, 2022 to 2.42% for the three months ended June 30, 2023.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$5,834	$66	4.53%	$50,148	$42	0.33%
Investment in interest-earning time deposits	2,646	34	5.14	7,071	28	1.58
Investment securities available for sale	2,775	38	5.48	3,682	8	0.76
Loans receivable, net (1) (2)	782,855	11,852	6.06	590,403	7,200	4.88
Investment in FHLB stock	6,512	128	7.86	4,442	30	2.70
Total interest-earning assets	800,622	12,118	6.05%	655,746	7,308	4.46%
Non-interest-earning assets	21,438			20,231
Total assets	$822,060			$675,977
Interest-bearing liabilities:
Savings accounts	$1,418	$1	0.28%	$1,553	$1	0.26%
Money market accounts	234,834	2,407	4.10	255,129	476	0.75
Checking accounts	38,141	456	4.79	-	-	-
Certificate of deposit accounts	218,163	1,575	2.89	185,086	430	0.93
Total deposits	492,556	4,439	3.51	441,768	907	0.82
FHLB short-term borrowings	109,890	1,500	5.46	19,722	53	1.07
FHLB long-term borrowings	44,418	354	3.20	79,061	389	1.97
FRB long-term borrowings	756	9	4.76	1,656	1	0.24
Other short-term borrowings	13,324	582	17.44	458	18	15.72
Subordinated debt	21,772	388	7.13	7,944	130	6.55
Total interest-bearing liabilities	682,716	7,272	4.23%	550,609	1,498	1.09%
Non-interest-bearing liabilities	93,568			86,895
Total liabilities	776,284			637,504
Stockholders’ Equity	45,776			38,473
Total liabilities and Stockholders’ Equity	$822,060			$675,977
Net interest-earning assets	$117,906			$105,137
Net interest income; average interest rate spread		$4,846	1.79%		$5,810	3.37%
Net interest margin (3)			2.42%			3.54%
Average interest-earning assets to average interest-bearing liabilities			117.29. %			119.09%

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

Non-Interest Expense. Total non-interest expense increased $1.3 million, or 20.0%, from $6.6 million for the three months ended June 30, 2022 to $7.9 million for the three months ended June 30, 2023, primarily due to an $402,000, or 82.0%, increase in other expense, a $637,000, or 13.0%, increase in salaries and employee benefits expense, a $127,000, or 112.4%, increase in FDIC deposit insurance assessment, a $95,000, or 20.4%, increase in occupancy and equipment expense, a $45,000, or 27.6%, increase in data processing expense, and a $30,000, or 41.7% increase in director’s fees and expenses. The increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in occupancy and equipment expense, and other expense for the three months ended June 30, 2023. The increase in non-interest expense was partially offset by a $17,000, or 11.0%, decrease in advertising expense, and a $3,000, or 1.3% decrease in professional fees.

Provision for Income Tax. The provision for income tax decreased $385,000, or 58.5%, from $658,000 for the three months ended June 30, 2022 to $273,000 for the three months ended June 30, 2023 due primarily to the decrease in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income amounted to $1.1 million for the six months ended June 30, 2023, a decrease of $2.9 million, or 71.8%, compared to net income of $4.0 million for the six months ended June 30, 2022. The decrease in net income on a comparative six-month basis was primarily the result of an increase in non-interest expense of $2.5 million, a decrease in non-interest income of $3.1 million, and a decrease in net interest income of $1.4 million, partially offset by a decrease in net income attributable to noncontrolling interest of $2.0 million, a decrease in the provision for credit losses of $1.1 million, and a decrease in the provision for income taxes of $1.0 million.

Net Interest Income. Net interest income decreased $1.4 million, or 12.3% to $9.9 million for the six months ended June 30, 2023 from $11.3 million for the six months ended June 30, 2022. The decrease was driven by a $10.6 million, or 444.6%, increase in interest expense, partially offset by a $9.3 million, or 67.6%, increase in interest income.

Interest Expense. The $10.6 million, or 444.6%, increase in interest expense for the six months ended June 30, 2023 over the comparable period in 2022 was primarily attributable to a 325 basis point increase in the rate on average money market accounts which increased from 0.60% for the six months ended June 30, 2022 to 3.85% for the six months ended June 30, 2023 and had the effect of increasing interest expense by $3.9 million. Also contributing to the increase in interest expense is a 462 basis point increase in the rate on average FHLB short-term borrowings which increased from 0.54% for the six months ended June 30, 2022 to 5.16% for the six months ended June 30, 2023 and had the effect of increasing interest expense by $2.5 million. Also contributing to the increase in interest expense was a 172 basis point increase in average rate of certificates of deposit, which increased from 0.92% for the six months ended June 30, 2022 to 2.64% for the six months ended June 30, 2023, and had the effect of increasing interest expense by $1.8 million. Also contributing to the increase in interest expense for the six months ended June 30, 2023 is a $9.1 million increase in the average other short-term borrowings, which increased from $229,000 for the six months ended June 30, 2022 to $9.3 million for the six months ended June 30, 2023, and had the effect of increasing interest expense by $1.1 million. The average interest rate spread decreased from 3.57% for the six months ended June 30, 2022 to 1.94% for the six months ended June 30, 2023 while the net interest margin decreased from 3.73% for the six months ended June 30, 2022 to 2.51% for the six months ended June 30, 2023.

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

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$5,492	$122	4.44%	$31,363	$44	0.28%
Investment in interest-earning time deposits	2,941	60	4.08	7,255	62	1.71
Investment securities available for sale	2,848	70	4.92	3,808	17	0.89
Loans receivable, net (1) (2)	772,425	22,446	5.81	559,307	13,500	4.83
Investment in FHLB stock	6,578	238	7.21	3,448	58	3.36
Total interest-earning assets	790,284	22,936	5.80%	605,181	13,681	4.52%
Non-interest-earning assets	22,041			17,865
Total assets	$812,325			$623,046
Interest-bearing liabilities:
Savings accounts	$1,489	$1	0.13%	$1,709	$2	0.24%
Money market accounts	242,275	4,668	3.85	226,724	681	0.60
Checking accounts	31,590	712	4.51	-	-	-
Certificate of deposit accounts	214,072	2,824	2.64	184,112	844	0.92
Total deposits	489,426	8,205	3.27	412,545	1,527	0.74
FHLB short-term borrowings	108,506	2,800	5.16	27,656	75	0.54
FHLB long-term borrowings	48,116	631	2.62	51,281	501	1.95
FRB long-term borrowings	865	19	4.39	2,613	4	0.31
Other short-term borrowings	10,477	778	14.87	229	27	23.58
Subordinated debt	17,040	604	7.09	7,940	260	6.55
Total interest-bearing liabilities	674,430	13,037	3.87%	502,264	2,394	0.95%
Non-interest-bearing liabilities	92,129			83,323
Total liabilities	766,559			585,587
Stockholders’ Equity	45,766			37,459
Total liabilities and Stockholders’ Equity	$812,325			$623,046
Net interest-earning assets	$115,854			$102,917
Net interest income; average interest rate spread		$9,899	1.94%		$11,287	3.57%
Net interest margin (3)			2.51%			3.73%
Average interest-earning assets to average interest-bearing liabilities			117.21%			120.49%

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

Non-Interest Expense. Total non-interest expense increased $2.5 million, or 19.6%, from $12.8 million for the six months ended June 30, 2022 to $15.3 million for the six months ended June 30, 2023, primarily due to a $1.4 million, or 14.6%, increase in salaries and employee benefits expense, a $484,000, or 55.4%, increase in other expense, a $243,000, or 106.1%, increase in FDIC deposit insurance assessment, a $202,000, or 22.8%, increase in occupancy and equipment expense, a $74,000, or 20.4%, increase in advertising expense, a $65,000, or 18.1%, increase in data processing expense, and a $64,000, or 44.8%, increase in director’s fees and expenses. As was the case for the quarter, the increase in other expense is primarily due to ongoing costs incurred as a result of the Bank’s correspondent banking initiatives. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in occupancy and equipment expense, advertising expense, and other expense for the six months ended June 30, 2023. The increase in non-interest expense was partially offset by a $12,000, or 2.9% decrease in professional fees.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2023 of $1.2 million, a $722,000, or 38.4%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $485,000 or 10.1%, increase in non-interest expense, and a $354,000, or 25.4%, decrease in non-interest income. This decrease was partially offset by a $788,000, or 131.6%, decrease in the provision for credit losses, and a $671,000, or 11.4%, decrease in net interest income. The increase in non-interest expense was primarily due to a $180,000, or 47.5% increase in other expense, a $127,000, or 112.4%, increase in FDIC deposit insurance assessment expense, and a $119,000, or 3.5%, increase in salaries and employee benefits expense. The decrease in non-interest income is primarily attributable to a $462,000, or 51.4%, decrease in the net gain on loans held for sale, and a $97,000, or 43.5% decrease in mortgage banking and title abstract fees, partially offset by a $167,000, or 491.2%, increase in the gain on sale of SBA loans.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2023 of $2.1 million, a $1.9 million, or 47.6%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $1.1 million, or 34.5%, decrease in non-interest income, a $1.0 million, or 11.2%, increase in non-interest expense, and an $832,000, or 7.3%, decrease in net interest income. This decrease was partially offset by a $1.1 million, or 84.1%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $217,000, or 32.0% increase in other expense, a $458,000, or 6.9%, increase in salaries and employee benefits expense, and a $243,000, or 106.1%, increase in FDIC deposit insurance assessment expense. The decrease in non-interest income is primarily attributable to a $1.1 million, or 57.3%, decrease in the net gain on loans held for sale, and a $164,000, or 38.4% decrease in mortgage banking and title abstract fees, partially offset by a $140,000 decrease in loan servicing income, and an $84,000, or 50.3%, increase in the gain on sale of SBA loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2023.  The term "disclosure controls and procedures," under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner. Based on the assessment using those criteria, management identified material weaknesses related to the Company's internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2023.

In connection with our self-evaluation, a reclassification was determined to be required as explained in the explanatory note contained in this filing. Our Chief Executive Officer and Chief Financial Officer have determined that the Company's financial reporting controls and procedures with respect to accounting for the expense related to checking account deposits received from a correspondent banking relationship was not operating effectively for the quarter ended June 30, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2023.

Management's Financial Reporting Remediation Initiatives

In order to remediate the identified material weakness, management has commenced the redesign of specific processes and controls associated with the review of contracts for correspondent banking relationships to ensure that the relevant accounting implications are identified and considered.

Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As we continue to evaluate and strengthen our internal control over financial reporting in light of the foregoing, we may determine to take additional measures to address control deficiencies or modify certain activities in connection with the remediation measures described above.

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2023, the Company implemented new allowance for credit losses accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. Except as described above, there were no other changes made to the Company's internal control over financial reporting that occurred during the period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 21, 2023	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: December 21, 2023	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer