Form 10-Q/A
period 2023-09-30
QUAINT OAK BANCORP INC
filed 2023-12-21
CIK 1391933

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

EXPLANATORY NOTE REGARDING RESTATEMENT

Quaint Oak Bancorp, Inc., a Pennsylvania corporation, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (“Amended Report”) to reflect a restatement of the consolidated financial statements contained in the Company’s original Quarterly Report on Form 10-Q for that period filed with the Securities and Exchange Commission (“SEC”) on November 14, 2023 (the “Original Report”).

Restatement of Previously Issued Consolidated Financial Statements

On December 11, 2023, the Audit Committee of the Board of Directors of Quaint Oak Bancorp, Inc. (the “Company,” “we” or “our”) concluded that the Company’s previously issued consolidated financial statements for the interim period ended September 30, 2023 (the “Restated Period”), should no longer be relied upon because of a reclassification related to expenses on deposit accounts obtained from a correspondent banking relationship that resulted in material misstatements of interest expense and other non-interest expense for the Restated Period.

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

Control Considerations

In connection with the above, our management has reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2023, and we have included applicable disclosure in Part I, Item 4 herein, “Controls and Procedures.” Management identified a material weakness in our internal control over financial reporting, as described in Part I, Item 4 of this Amended Report, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2023. Management has taken steps, and is continuing to take steps, to remediate this material weakness, as described under “Remediation Plan and Status” in Part I, Item 4 of this Amended Report.

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2023	2022
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$331	$421
Due from banks, interest-bearing	10,307	3,472
Cash and cash equivalents	10,638	3,893
Investment in interest-earning time deposits	2,162	3,833
Investment securities available for sale	2,481	2,970
Loans held for sale	94,806	133,222
Loans receivable, net of allowance for credit losses (2023 $7,121; 2022 $7,678)	626,200	621,864
Accrued interest receivable	3,319	3,462
Investment in Federal Home Loan Bank stock, at cost	3,314	6,601
Bank-owned life insurance	4,301	4,226
Premises and equipment, net	3,092	2,775
Goodwill	2,573	2,573
Other intangible, net of accumulated amortization	138	174
Prepaid expenses and other assets	9,178	6,757
Total Assets	$762,202	$792,350
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$78,281	$88,728
Interest-bearing	517,275	460,520
Total deposits	595,556	549,248
Federal Home Loan Bank short-term borrowings	35,000	93,200
Federal Home Loan Bank long-term borrowings	41,022	66,022
Federal Reserve Bank short-term borrowings	-	7,000
Other short-term borrowings	5,803	5,489
Subordinated debt	21,884	7,966
Accrued interest payable	882	584
Advances from borrowers for taxes and insurance	3,412	4,186
Accrued expenses and other liabilities	10,304	9,573
Total Liabilities	713,863	743,268
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized;2,778,550 and 2,777,250 issued as of September 30, 2023 and December 31, 2022, respectively; 2,273,051 and 2,167,613 outstanding at September 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	18,504	17,906
Treasury stock, at cost: 505,499 and 609,637 shares at September 30, 2023 and December 31, 2022, respectively	(3,678)	(3,992)
Accumulated other comprehensive loss	(15)	(24)
Retained earnings	30,895	30,875
Total Quaint Oak Bancorp, Inc. Stockholders' Equity	45,734	44,793
Noncontrolling Interest	2,605	4,289
Total Stockholders' Equity	$48,339	$49,082
Total Liabilities and Stockholders’ Equity	$762,202	$792,350

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$10,710	$8,671	$32,935	$22,171
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	260	325	750	506
Total Interest Income	10,970	8,996	33,685	22,677

Interest Expense
Interest on deposits	5,068	1,672	13,273	3,199
Interest on Federal Home Loan Bank short-term borrowings	783	58	3,583	133
Interest on Federal Home Loan Bank long-term borrowings	372	457	1,003	958
Interest on Federal Reserve Bank long-term borrowings	11	-	30	4
Interest on subordinated debt	417	130	1,021	390
Interest on other short-term borrowings	148	22	705	49
Total Interest Expense	6,799	2,339	19,615	4,733
Net Interest Income	4,171	6,657	14,070	17,944
Provision for Credit Losses	257	655	460	1,933
Net Interest Income after Provision for Credit Losses	3,914	6,002	13,610	16,011

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	439	760	1,811	2,221
Real estate sales commissions, net	16	88	88	213
Insurance commissions	190	152	486	407
Other fees and services charges	409	131	852	379
Loan servicing income	804	480	3,156	954
Income from bank-owned life insurance	26	23	75	66
Net gain on loans held for sale	1,052	4,281	3,005	11,349
Gain on the sale of SBA loans	95	58	346	225
Total Non-Interest Income	3,031	5,973	9,819	15,814

Non-Interest Expense
Salaries and employee benefits	5,296	5,335	16,166	14,817
Directors' fees and expenses	108	67	315	210
Occupancy and equipment	658	477	1,746	1,363
Data processing	312	140	737	500
Professional fees	278	257	678	669
FDIC deposit insurance assessment	197	225	669	454
Advertising	78	169	514	531
Amortization of other intangible	12	12	36	36
Other	741	636	2,098	1,509
Total Non-Interest Expense	7,680	7,318	22,959	20,089

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except for share data)
(Loss) Income before Income Taxes	$(735)	$4,657	$470	$11,736
Income Tax (Benefit) (Expense)	(81)	1,012	410	2,531
Net (Loss) Income	$(654)	$3,645	$60	$9,205
Net (Loss) Income Attributable to Noncontrolling Interest	$(399)	$1,010	$(818)	$2,551
Net (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(255)	$2,635	$878	$6,654

Earnings per share - basic	$(0.11)	$1.29	$0.40	$3.27
Average shares outstanding - basic	2,244,163	2,050,650	2,221,441	2,034,153
Earnings per share - diluted	$(0.11)	$1.22	$0.39	$3.09
Average shares outstanding - diluted	2,260,176	2,168,732	2,255,315	2,150,944

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net (Loss) Income	$(654)	$3,645	$60	$9,205

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available for sale	1	(1)	12	(54)
Income tax effect	-	-	(3)	12
Other comprehensive income (loss)	1	(1)	9	(42)

Total Comprehensive (Loss) Income	(653)	3,644	69	9,163

Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(399)	1,010	(818)	2,551
Comprehensive (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(254)	$2,634	$887	$6,612

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2023	December 31, 2022
Non-interest bearing checking accounts(1)	$78,281	$88,728
Interest-bearing checking accounts(1)	72,830	-
Savings accounts	1,178	1,597
Money market accounts(2)	222,728	260,972
Certificates of deposit	220,539	197,951
Total deposits	$595,556	$549,248

(1)

The Company has identified one major checking account deposit customer that accounted for approximately 16.3% and 5.3% of total deposits at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the combined outstanding balances of the major deposit customer’s checking accounts totaled approximately $97.1 million and $29.2 million, respectively.

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$4,460	$(289)	$4,171	$6,766	$(109)	$6,657
Provision for Credit Losses	257	-	257	655	-	655
Net Interest Income (Loss) after Provision for Credit Losses	4,203	(289)	3,914	6,111	(109)	6,002

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	158	281	439	173	587	760
Real estate sales commissions, net	16	-	16	88	-	88
Insurance commissions	190	-	190	152	-	152
Other fees and services charges	154	255	409	57	74	131
Net loan servicing income	3	801	804	6	474	480
Income from bank-owned life insurance	26	-	26	23	-	23
Net gain on loans held for sale	381	671	1,052	891	3,390	4,281
Gain on the sale of SBA loans	95	-	95	58	-	58
Total Non-Interest Income	1,023	2,008	3,031	1,448	4,525	5,973

Non-Interest Expense
Salaries and employee benefits	3,301	1,995	5,296	3,547	1,788	5,335
Directors’ fees and expenses	108	-	108	67	-	67
Occupancy and equipment	446	212	658	323	154	477
Data processing	312	-	312	140	-	140
Professional fees	256	22	278	240	17	257
FDIC deposit insurance assessment	197	-	197	225	-	225
Advertising	42	36	78	95	74	169
Amortization of other intangible	12	-	12	12	-	12
Other	472	269	741	314	322	636
Total Non-Interest Expense	5,146	2,534	7,680	4,963	2,355	7,318
Pretax Segment Profit (Loss)	$80	$(815)	$(735)	$2,596	$2,061	$4,657
Net (Loss) Income Attributable to Noncontrolling Interest	$(399)	$-	$(399)	$1,010	$-	$1,010
Segment Assets	$731,519	$30,683	$762,202	$683,882	$23,378	$707,260

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Nine Months Ended September 30,
	2023			2022
	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Capital Holdings, LLC	Consolidated
Net Interest Income (Loss)	$15,023	$(953)	$14,070	$18,160	$(216)	$17,944
Provision for Credit Losses	460	-	460	1,933	-	1,933
Net Interest Income (Loss) after Provision for Credit Losses	14,563	(953)	13,610	16,227	(216)	16,011

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	421	1,390	1,811	600	1,621	2,221
Real estate sales commissions, net	88	-	88	213	-	213
Insurance commissions	486	-	486	407	-	407
Other fees and services charges	296	556	852	221	158	379
Net loan servicing income	148	3,008	3,156	11	943	954
Income from bank-owned life insurance	75	-	75	66	-	66
Net gain on loans held for sale	1,209	1,796	3,005	2,828	8,521	11,349
Gain on the sale of SBA loans	346	-	346	225	-	225
Total Non-Interest Income	3,069	6,750	9,819	4,571	11,243	15,814

Non-Interest Expense
Salaries and employee benefits	10,425	5,741	16,166	10,213	4,604	14,817
Directors’ fees and expenses	315	-	315	210	-	210
Occupancy and equipment	1,138	608	1,746	975	388	1,363
Data processing	737	-	737	500	-	500
Professional fees	597	81	678	625	44	669
FDIC deposit insurance assessment	669	-	669	454	-	454
Advertising	208	306	514	265	266	531
Amortization of other intangible	36	-	36	36	-	36
Other	1,367	731	2,098	990	519	1,509
Total Non-Interest Expense	15,492	7,467	22,959	14,268	5,821	20,089
Pretax Segment Profit (Loss)	$2,140	$(1,670)	$470	$6,530	$5,206	$11,736
Net (Loss) Income Attributable to Noncontrolling Interest	$(818)	$-	$(818)	$2,551	$-	$2,551
Segment Assets	$731,519	$30,683	$762,202	$683,882	$23,378	$707,260

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

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

Deposits. Total deposits increased $46.3 million, or 8.4%, to $595.6 million at September 30, 2023 from $549.2 million at December 31, 2022. This increase in deposits was primarily attributable to an increase of $54.0 million, or 287.2%, in interest bearing checking accounts, an increase of $8.4 million, or 12.0%, in non-interest bearing checking accounts, and an increase of $22.6 million, or 11.4%, in certificates of deposit. The increase in total deposits was partially offset by a $38.2 million, or 14.7%, decrease in money market accounts, and a $419,000, or 26.2%, decrease in savings accounts.

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

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net loss amounted to $255,000 for the three months ended September 30, 2023, a decrease of $2.9 million, or 109.7%, compared to net income of $2.6 million for the three months ended September 30, 2022. The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in non-interest income of $2.9 million, a decrease in net interest income of $2.5 million, and an increase in non-interest expense of $362,000, partially offset by a decrease in net income attributable to noncontrolling interest of $1.4 million, a decrease in the provision for income taxes of $1.1 million, and a decrease in the provision for credit losses of $398,000.

Net Interest Income. Net interest income decreased $2.5 million, or 37.3% to $4.2 million for the three months ended September 30, 2023 from $6.7 million for the three months ended September 30, 2022. The decrease was driven by a $4.5 million, or 190.7%, increase in interest expense, partially offset by a $2.0 million, or 21.9%, increase in interest income.

Interest Expense. The $4.5 million, or 190.7%, increase in interest expense for the three months ended September 30, 2023 over the comparable period in 2022 was primarily attributable to a 292 basis point increase in the rate on average money market accounts which increased from 1.50% for the three months ended September 30, 2022 to 4.42% for the three months ended September 30, 2023 and had the effect of increasing interest expense by $1.7 million. Also contributing to the increase in interest expense was a 224 basis point increase in average rate of certificates of deposit, which increased from 1.11% for the three months ended September 30, 2022 to 3.35% for the three months ended September 30, 2023, and had the effect of increasing interest expense by $1.2 million. Also contributing to the increase in interest expense was a 324 basis point increase in the rate on average FHLB short-term borrowings which increased from 2.56% for the three months ended September 30, 2022 to 5.80% for the three months ended September 30, 2023 and had the effect of increasing interest expense by $435,000. The average interest rate spread decreased from 3.50% for the three months ended September 30, 2022 to 1.56% for the three months ended September 30, 2023 while the net interest margin decreased from 3.75% for the three months ended September 30, 2022 to 2.24% for the three months ended September 30, 2023.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$6,600	$69	4.18%	$29,437	$196	2.66%
Investment in interest-earning time deposits	2,162	19	3.52	7,202	46	2.55
Investment securities available for sale	2,603	44	6.76	3,357	19	2.26
Loans receivable, net (1) (2)	730,581	10,710	5.86	666,501	8,671	5.20
Investment in FHLB stock	4,421	128	11.49	4,348	64	5.89
Total interest-earning assets	746,367	10,970	5.88%	710,845	8,996	5.06%
Non-interest-earning assets	19,980			21,988
Total assets	$766,347			$732,833
Interest-bearing liabilities:
Savings accounts	$1,316	$1	0.31%	$1,614	$1	0.25%
Money market accounts	226,765	2,504	4.42	309,742	1,159	1.50
Business Checking	57,613	750	5.20
Certificate of deposit accounts	216,681	1,813	3.35	183,740	512	1.11
Total deposits	502,375	5,068	4.04	495,096	1,672	1.35
FHLB short-term borrowings	54,000	783	5.80	9,065	58	2.56
FHLB long-term borrowings	41,652	372	3.57	88,269	457	2.07
FRB long-term borrowings	759	11	5.80	130	-	0.00
Other short-term borrowings	8,210	148	7.21	458	22	19.21
Subordinated debt	21,842	417	7.65	7,953	130	6.54
Total interest-bearing liabilities	628,838	6,799	4.24%	600,971	2,339	1.56%
Non-interest-bearing liabilities	91,684			92,048
Total liabilities	720,522			693,019
Stockholders’ Equity	45,825			39,814
Total liabilities and Stockholders’ Equity	$766,347			$732,833
Net interest-earning assets	$117,529			$109,874
Net interest income; average interest rate spread		$4,171	1.56%		$6,657	3.50%
Net interest margin (3)			2.24%			3.75%
Average interest-earning assets to average interest-bearing liabilities			118.69%			118.28%

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

Non-Interest Expense. Total non-interest expense increased $362,000, or 5.0%, from $7.3 million for the three months ended September 30, 2022 to $7.7 million for the three months ended September 30, 2023, primarily due to a $181,000, or 37.9%, increase in occupancy and equipment expense, a $172,000, or 122.9%, increase in data processing expense, a $105,000, or 16.5%, increase in other expense, a $41,000, or 61.2% increase in director’s fees and expenses, and a $21,000, or 8.2% increase in professional fees. Oakmont contributed to the increase in occupancy and equipment expense for the three months ended September 30, 2023. The increase in non-interest expense was partially offset by a $91,000, or 53.8%, decrease in advertising expense, a $39,000, or 0.7%, decrease in salaries and employee benefits expense, and a $28,000, or 12.4%, decrease in FDIC deposit insurance assessment.

Provision for Income Tax. The provision for income tax decreased $1.1 million, or 108.0%, from $1.0 million for the three months ended September 30, 2022 to a tax benefit of $81,000 for the three months ended September 30, 2023 due primarily to the decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income amounted to $878,000 for the nine months ended September 30, 2023, a decrease of $5.8 million, or 86.8%, compared to net income of $6.7 million for the nine months ended September 30, 2022. The decrease in net income on a comparative nine-month basis was primarily the result of an increase in non-interest expense of $4.3 million, a decrease in non-interest income of $6.0 million, and a decrease in net interest income of $3.9 million, partially offset by a decrease in net income attributable to noncontrolling interest of $3.4 million, a decrease in the provision for income taxes of $2.1 million, and a decrease in the provision for credit losses of $1.5 million.

Net Interest Income. Net interest income decreased $3.9 million, or 21.6% to $14.1 million for the nine months ended September 30, 2023 from $17.9 million for the nine months ended September 30, 2022. The decrease was driven by a $14.9 million, or 314.4%, increase in interest expense, partially offset by an $11.0 million, or 48.5%, increase in interest income.

Interest Expense. The $14.9 million, or 314.4%, increase in interest expense for the nine months ended September 30, 2023 over the comparable period in 2022 was primarily attributable to a 308 basis point increase in the rate on average money market accounts which increased from 0.96% for the nine months ended September 30, 2022 to 4.04% for the nine months ended September 30, 2023 and had the effect of increasing interest expense by $5.5 million. Also contributing to the increase in interest expense was a 190 basis point increase in average rate of certificates of deposit, which increased from 0.98% for the nine months ended September 30, 2022 to 2.88% for the nine months ended September 30, 2023, and had the effect of increasing interest expense by $3.1 million. Also contributing to the increase in interest expense was a 447 basis point increase in the rate on average FHLB short-term borrowings which increased from 0.83% for the nine months ended September 30, 2022 to 5.30% for the nine months ended September 30, 2023 and had the effect of increasing interest expense by $3.0 million. The average interest rate spread decreased from 3.54% for the nine months ended September 30, 2022 to 1.82% for the nine months ended September 30, 2023 while the net interest margin decreased from 3.73% for the nine months ended September 30, 2022 to 2.42% for the nine months ended September 30, 2023.

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

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$6,068	$191	4.20%	$30,668	$241	1.05%
Investment in interest-earning time deposits	2,678	80	3.98	7,237	107	1.97
Investment securities available for sale	2,765	114	5.50	3,656	35	1.28
Loans receivable, net (1) (2)	757,870	32,935	5.79	595,354	22,171	4.97
Investment in FHLB stock	5,850	365	8.32	3,751	123	4.37
Total interest-earning assets	775,231	33,685	5.79%	640,666	22,677	4.72%
Non-interest-earning assets	21,143			19,225
Total assets	$796,374			$659,891
Interest-bearing liabilities:
Savings accounts	$1,431	$2	0.19%	$1,678	$3	0.24%
Money market accounts	236,754	7,172	4.04	254,701	1,840	0.96
Business Checking	40,328	1,462	4.29
Certificate of deposit accounts	214,951	4,637	2.88	183,987	1,356	0.98
Total deposits	493,463	13,273	3.59	440,366	3,199	0.97
FHLB short-term borrowings	90,137	3,583	5.30	21,391	133	0.83
FHLB long-term borrowings	45,938	1,003	2.91	63,746	958	2.00
FRB long-term borrowings	829	30	4.83	1,776	4	0.30
Subordinated debt	18,658	1,021	7.30	7,944	390	6.55
Other short-term borrowings	9,290	705	10.12	229	49	28.53
Total interest-bearing liabilities	658,316	19,615	3.97%	535,452	4,733	1.18%
Non-interest-bearing liabilities	92,270			86,585
Total liabilities	750,586			622,037
Stockholders’ Equity	45,788			37,854
Total liabilities and Stockholders’ Equity	$796,374			$659,891
Net interest-earning assets	$116,915			$105,214
Net interest income; average interest rate spread		$14,070	1.82%		$17,944	3.54%
Net interest margin (3)			2.42%			3.73%
Average interest-earning assets to average interest-bearing liabilities			117.76%			119.65%

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

Non-Interest Expense. Total non-interest expense increased $2.9 million, or 14.3%, from $20.1 million for the nine months ended September 30, 2022 to $23.0 million for the nine months ended September 30, 2023, primarily due to a $1.3 million, or 9.1%, increase in salaries and employee benefits expense, a $589,000, or 39.0%, increase in other expense, a $383,000, or 28.1%, increase in occupancy and equipment expense, a $237,000, or 47.4%, increase in data processing expense, a $215,000, or 47.4%, increase in FDIC deposit insurance assessment, a $105,000, or 50.0%, increase in director’s fees and expenses, and a $9,000, or 1.3% increase in professional fees. The increase in salaries and employee benefits expense is primarily due to expanding and improving the level of staff at the Bank and Oakmont. Oakmont also contributed to the increases in salaries and employee benefits expense, occupancy and equipment expense, and other expense for the nine months ended September 30, 2023. The increase in non-interest expense was partially offset by a $17,000, or 3.2%, decrease in advertising expense.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2023 of $80,000, a $2.5 million, or 96.9%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $425,000, or 29.4%, decrease in non-interest income, a $2.3 million, or 34.1%, decrease in net interest income, and a $183,000, or 3.7%, increase in non-interest expense. This decrease was partially offset by a $398,000, or 60.8%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $172,000, or 122.9%, increase in data processing expense, a $158,000, or 50.3% increase in other expense, a $123,000, or 38.1%, increase in occupancy and equipment expense, and a $41,000, or 61.2%, increase in directors’ fees and expenses. The decrease in non-interest income is primarily attributable to a $510,000, or 57.2%, decrease in the net gain on loans held for sale, and a $72,000, or 81.8%, decrease in real estate sales commissions, net, partially offset by a $97,000, or 170.2%, increase in other fees and service charges.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2023 of $2.1 million, a $4.4 million, or 67.2%, decrease from the same period in 2022. This decrease in PTSP was primarily due to a $1.2 million, or 8.6%, increase in non-interest expense, a $1.5 million, or 32.9%, decrease in non-interest income, and a $3.1 million or 17.3%, decrease in net interest income. This decrease was partially offset by a $1.5 million, or 76.2%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $377,000, or 38.1% increase in other expense, a $237,000, or 47.4%, increase in data processing expense, a $215,000, or 47.4%, increase in FDIC deposit insurance assessment expense, a $212,000, or 2.1%, increase in salaries and employee benefits expense, a $163,000, or 16.7%, increase in occupancy and equipment expense, and a $105,000, or 50.0%, increase in directors’ fees and expenses. The decrease in non-interest income is primarily attributable to a $1.6 million, or 57.3%, decrease in the net gain on loans held for sale, a $179,000, or 29.8% decrease in mortgage banking and title abstract fees, and a $125,000, or 58.7%, decrease in real estate sales commissions, net, partially offset by a $137,000 increase in loan servicing income, a $121,000, or 53.8%, increase in the gain on sale of SBA loans, a $79,000, or 19.4%, increase in insurance commissions, and a $75,000, or 33.9%, increase in other fees and service charges.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2023.  The term "disclosure controls and procedures," under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner. Based on the assessment using those criteria, management identified material weaknesses related to the Company's internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2023.

In connection with our self-evaluation, a reclassification was determined to be required as explained in the explanatory note contained in this filing. Our Chief Executive Officer and Chief Financial Officer have determined that the Company's financial reporting controls and procedures with respect to accounting for the expense related to checking account deposits received from a correspondent banking relationship was not operating effectively for the quarter ended September 30, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of September 30, 2023.

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

/s/ Robert T. Strong
Date: December 21, 2023	By:	Robert T. Strong President and Chief Executive Officer

/s/ John J. Augustine
Date: December 21, 2023	By:	John J. Augustine Executive Vice President and Chief Financial Officer