Form 10-K
period 2023-12-31
QUAINT OAK BANCORP INC
filed 2024-03-28
CIK 1391933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes   ☐       No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $17.00 on June 30, 2023, the last day of the Registrant’s second quarter was $24.4 million (2,236,422 shares outstanding less 798,212 shares held by affiliates at $17.00 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 26, 2024: 2,493,154

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)         Portions of the Annual Report to Shareholders for the year ended December 31, 2023 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.

(2)         Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business.

Genera

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, was organized in 2007 as the holding company for Quaint Oak Bank. Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007. Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates through three banking locations: the main office location in Southampton, Pennsylvania and regional banking offices in Allentown, located in the Lehigh Valley area of Pennsylvania, and a Philadelphia, Pennsylvania location. The Bank also has a mortgage office in Philadelphia and an insurance agency and real estate sales office in New Britain Township, Pennsylvania. Quaint Oak Bank, through its subsidiary companies, conducts mortgage banking, multi-state specialty commercial real estate financing, multi-state equipment financing, real estate sales, title abstract and insurance businesses.

As of December 31, 2023, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania. As of December 31, 2023, Quaint Oak Bancorp had $754.1 million of total assets, $631.7 million of total deposits and $51.6 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 6.4% of total assets as of December 31, 2023.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in commercial real estate loans, commercial business loans, one-to-four family residential non-owner occupied loans, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. In addition, Quaint Oak Bank offers mortgage banking, multi-state specialty commercial real estate financing and equipment financing, real estate sales, title abstract and insurance services through its subsidiary companies. Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

As of January 1, 2023, the Company adopted ASU 326 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASU 326, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Company recorded no change to retained earnings as of January 1, 2023 for the cumulative effect of adopting ASC 326.

Deposits with Quaint Oak Bank are insured to the maximum extent provided by law through the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). Quaint Oak Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking and Securities. Quaint Oak Bancorp, which elected to be treated as a savings and loan holding company, is subject to examination and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Quaint Oak Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh” or “FHLB”), which is one of the 11 regional banks comprising the Federal Home Loan Bank System (“FHLB System”). Quaint Oak Bank is also subject to regulations of the Federal Reserve Board governing reserves required to be maintained against deposits and certain other matters.

Quaint Oak Bancorp’s principal executive offices are located at 501 Knowles Avenue, Southampton, Pennsylvania 18966, its telephone number is (215) 364-4059 and Internet address is www.quaintoak.com.

Quaint Oak Bank’s Lending Activities

           General. At December 31, 2023, the net loan portfolio of Quaint Oak Bank amounted to $603.3 million, representing approximately 80.0% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. At December 31, 2023, commercial real estate loans amounted to $331.2 million, or 54.2% of its total loan portfolio. Commercial business loans totaled $127.9 million, or 20.9%, of the total loan portfolio at December 31, 2023. At December 31, 2023, one-to-four family residential loans amounted to $63.3 million or 10.4% of its total loan portfolio of which $40.5 million, or 6.7%, of the total loan portfolio consisted of non-owner occupied properties and $22.9 million, or 3.7%, of the total loan portfolio consisted of owner occupied properties. Multi-family residential loans totaled $46.7 million, or 7.7%, of the total loan portfolio at December 31, 2023. Construction loans totaled $35.6 million, or 5.8%, of the total loan portfolio at December 31, 2023. Home equity loans totaled $6.2 million, or 1.0%, of the total loan portfolio at December 31, 2023.

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

           Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $10.3 million at December 31, 2023. At December 31, 2023, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $7.6 million, $7.4 million, $6.6 million, $6.5 million, and $6.4 million. The loans consisted of three commercial real estate loans, and two construction loans. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2023.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2023		2022
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$22,885	3.7%	$18,070	2.9%
Non-owner occupied	40,455	6.7	39,315	6.2
Total one-to-four family residential loans	63,340	10.4	57,385	9.1

Multi-family (five or more) residential	46,680	7.7	46,909	7.4
Commercial real estate	331,174	54.2	333,540	52.9
Construction	35,585	5.8	28,938	4.6
Home equity loans	6,162	1.0	4,918	0.8
Total real estate loans	482,941	79.1	471,690	65.7

Commercial business (2)	127,868	20.9	159,069	25.2
Other consumer	69	-	2	-
Total loans	610,878	100.0%	630,761	100.0%
Less:
Deferred loan fees and costs	(771)		(1,219)
Allowance for credit losses	(6,758)		(7,678)
Net loans	$603,349		$621,864

____________________

(1)	Does not include mortgage loans held for sale of $3.5 million and $2.9 million at December 31, 2023 and 2022, respectively.
(2)	Does not include equipment loans held for sale of $56.9 million and $130.3 million at December 31, 2023 and December 31, 2022, respectively.

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

                All loans are presented to the loan committee for review. Quaint Oak Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the collateral that will secure the loan. Individual loan requests over $2.0 million, or loan requests that would increase the relationship over $2.0 million, must be approved by our President and Chief Executive Officer and Chief Operating Officer.

The following table shows our total loans and loans held for sale originated and repaid during the periods indicated. Included in the loan originations for commercial real estate loans was the purchase of a $55.5 million loan portfolio by the Bank’s wholly-owned subsidiary, Oakmont Commercial, LLC, in April, 2022. We did not purchase any loans in 2023.

	Year Ended December 31,
	2023	2022
	(In Thousands)
Loan balance, beginning of period:	$755,086	$511,789
Loan originations:
One-to-four family residential owner occupied (1)	83,453	128,075
One-to-four family residential non-owner occupied	2,200	7,456
Multi-family residential	2,475	18,311
Commercial real estate (2)	82,551	178,251
Construction	17,994	17,651
Home equity	4,736	1,154
Commercial business (3)	386,553	611,831
Other consumer	74	-
Total loan originations	580,036	962,729
Loans sold	(414,002)	(496,311)
Loan principal repayments	(249,862)	(214,224)
Total loans sold and principal repayments	(663,864)	(710,535)
Decreases due to other items, net (4)	(7,529)	(8,897)
Net decrease in loan portfolio	$(91,357)	$243,297
Loan balance, end of period:	$663,729	$755,086

____________________

(1)	Includes $77.4 million and $118.4 million of loans originated for sale in 2023 and 2022, respectively.
(2)	Includes a $55.5 million loan portfolio purchased by the Bank’s wholly-owned subsidiary, Oakmont Commercial, in April 2022.
(3)	Includes $263.8 million and $403.2 million of equipment loans originated for sale in 2023 and 2022, respectively.
(4)	Other items consist of deferred fees and the allowance for credit losses.

            Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

            Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2023, before giving effect to net items, and excluding loans held for sale. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$383	$3,865	$2,194	$24,470	$10,491	$56	$7,523	$48,982
After one year through three years	19	10,785	6,900	66,394	7,342	91	34,124	125,655
After three years through five years	72	13,328	13,225	88,882	7,672	158	57,700	181,037
After five years through 15 years	1,433	8,769	20,407	104,761	7,172	5,208	28,570	176,320
After 15 years	20,978	3,708	3,954	46,667	2,908	649	20	78,884
Total	$22,885	$40,455	$46,680	$331,174	$35,585	$6,162	$127,937	$610,878

The following table shows the dollar amount of our loans at December 31, 2023 due after December 31, 2024 as shown in the preceding table, which have fixed interest rates, or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$4,591	$17,911	$22,502
One-to-four family residential non-owner occupied	22,520	14,070	36,590
Multi-family residential	25,430	19,056	44,486
Commercial real estate	189,937	116,767	306,704
Construction	6,392	18,702	25,094
Home equity	1,300	4,806	6,106
Commercial business and other consumer	13,434	106,980	120,414
Total	$263,604	$298,292	$561,896

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

          One-to-Four Family Residential Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2023, $22.9 million, or 3.7%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans to be held in our loan portfolio. At December 31, 2023, $40.5 million, or 6.7%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

           It is our policy to lend in a first lien position on non-owner occupied residential property with fixed and variable rates and terms generally up to 15 years or longer amortizations. Generally, such loans are originated with a three-year or five-year maturity. Such loans are generally limited to 75%, or less, of the appraised value, or sales price plus improvement costs of the secured real estate property.

One-to-Four Family Residential Loans Originated for Sale. Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards. Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights. For the year ended December 31, 2023, Quaint Oak Mortgage LLC originated $77.4 million of owner and non-owner occupied residential loans for sale and sold $76.8 million of these loans in the secondary market, realizing gains of $1.3 million. For the year ended December 31, 2022, Quaint Oak Mortgage LLC originated $118.4 million of owner and non-owner occupied residential loans for sale and sold $132.9 million of these loans in the secondary market.

Multi-Family Residential Loans. Quaint Oak Bank originates loans for multi-unit (five or more) residential properties. These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years. Generally, the loan-to-value ratio does not exceed 75%. These loans are underwritten with the same criteria and procedures as commercial real estate loans. At December 31, 2023, $46.7 million, or 7.7%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans. A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by commercial real estate. At December 31, 2023, $331.2 million, or 54.2% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area. At December 31, 2023, approximately 57% of total commercial real estate loans were owner occupied.

It is generally our policy to lend in a first lien position on real property occupied as a commercial business property or mixed-use properties. However, in rare instances, we may take a second lien position if approved by the loan committee. Quaint Oak Bank offers fixed and variable rate mortgage loans with amortization not to exceed 25 years. Commercial real estate loans are limited to 70%, or less, of non-owner occupied residential loans, and 80%, or less, of owner occupied residential loans, of the appraised value, or sales price plus improvement costs of the secured real estate property. Commercial real estate loans are presented to the loan committee for review and approval, including analysis of the creditworthiness of the borrower. The loan committee reviews the cash flows from the property to determine if the proceeds will adequately cover debt service. Quaint Oak Bank uses a Debt Service Coverage Ratio (DSCR) of 1.20. We require the collection of various documents to verify income, including personal tax returns, business tax returns, and copies of current leases. Assignments of rents and leases as well as the requirement to provide annual updates of financial information and rent rolls are included in the loan documentation. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the overall economy and accordingly, conservative loan to value ratios are required at origination.

Construction Loans. Our construction loans are generally originated for the purpose of building or providing funds for leasehold improvements to a business’s primary place of operation. On occasion the Bank may provide funds for building or renovating a single-family residential home. Generally, we do not make construction loans for speculative development. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property. Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2023, $35.6 million, or 5.8% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans. Quaint Oak Bank is authorized to make loans for a wide variety of personal or consumer purposes. Quaint Oak Bank originates home equity lines of credit in order to accommodate its customers and because such loans generally have shorter terms than residential mortgage loans. At December 31, 2023, $6.2 million, or 1.0% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

          Commercial Business Loans. Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. At December 31, 2023, $127.9 million, or 20.9% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans. At December 31, 2023, commercial business loans include $156,000 of SBA PPP loans. During the year ended December 31, 2023 the Bank originated $263.8 million in equipment loans held for sale and sold $287.1 million of equipment loans. Also contributing to the decrease in equipment loans held for sale at December 31, 2023 is $50.1 million of loan amortization and prepayments.

Other Consumer Loans. Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers. At December 31, 2023, $69,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect. There were $51,000 and $1.9 million of non-accrual loans at December 31, 2023 and 2022, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. There was no other real estate owned as of December 31, 2023 or December 31, 2022.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2023.

	December 31, 2023
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	1	$136	1	$401
One-to-four family residential-non-owner occupied	4	256	-	-
Multi-family residential	2	175	-	-
Commercial real estate	6	3,944	-	-
Home equity	2	403	-	-
Total delinquent loans	15	$4,914	1	$401
Delinquent loans to total net loans		0.81%		0.07%
Delinquent loans to total loans		0.80%		0.07%

 Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) and troubled debt restructurings at the dates indicated.

	December 31,
	2023	2022
	(Dollars in Thousands)
Total non-accruing loans	$51	$1,939
Total accruing loans 90 days or more past due	401	51
Total non-performing loans (1)	452	1,990
Other real estate owned, net	-	-
Total non-performing assets	452	1,990
Troubled debt restructurings (2)	-	136
Total non-performing assets and troubled debt restructurings	$452	$2,126
Total non-performing loans as a percentage of loans, net	0.06%	0.32%
Total non-performing loans as a percentage of total assets	0.06%	0.25%
Total non-performing assets as a percentage of total assets	0.08%	0.27%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	0.08%	0.27%

__________________

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)

Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due as of December 31, 2022. Prior to the adoption of ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, the Company had granted a variety of concessions to borrowers in the form of loan modifications that were considered TDRs.

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

           Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for credit losses. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for credit losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for credit losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Credit Losses. At December 31, 2023, Quaint Oak Bank’s allowance for credit losses amounted to $6.8 million. The Company adopted ASU 2016-13 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Company recorded no change to retained earnings as of January 1, 2023 for the cumulative effect of implementing ASC 326.

The following table shows changes in our allowance for credit losses during the periods presented.

	December 31,
	2023	2022
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$603,349	$621,864

Average loans outstanding (1)	$638,376	$531,912

Allowance for credit losses, beginning of period	$7,678	$5,262
(Recovery of) Provision for credit losses	(45)	2,475
Charge-offs:
Multi-family residential	(2)	-
Commercial real estate	(134)	-
Commercial business	(739)	(59)
Total charge-offs	(875)	(59)
Recoveries on loans previously charged-off	-	-
Allowance for credit losses, end of period	$6,758	$7,678

Allowance for credit losses as a percent of non-performing loans	1,494.57%	386.01%
Allowance for credit losses as a percent of total loans receivable, net	1.11%	1.22%
Non-performing loans as a percent of total loans receivable, net	0.07%	0.32%
Ratio of net charge-offs during the period to average loans outstanding during the period:
Multi-family residential	n/m	-
Commercial real estate	0.02%	-
Commercial business	0.12%	0.01%
Total charge-offs	0.14%	0.01%
Non-accrual loans to total loans outstanding, net	0.01%	0.31%
Allowance for credit losses to non-accrual loans	13,232.1%	396.1%

____________________

(1)	Excludes loans held for sale.
*n/m	Not meaningful

The following table shows how our allowance for credit losses is allocated by loan class at each of the dates indicated.

	December 31,
	2023		2022
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$153	2.3%	$123	2.9%
One-to-four family residential non-owner occupied	219	3.2	295	6.2
Multi-family residential	420	6.2	451	7.4
Commercial real estate	2,784	41.2	3,750	52.9
Construction	583	8.6	304	4.6
Home equity	61	0.9	33	0.8
Commercial business and other consumer	2,538	37.6	2,422	25.2
Unallocated	-	-	300	-
Total	$6,758	100.0%	$7,678	100.0%

Investment Activities

          General. We invest in securities pursuant to our investment policy, which has been approved by our Board of Directors. Our investment policy is reviewed annually by our Asset-Liability Committee (ALCO). All policy changes recommended by ALCO must be approved by the Board of Directors. ALCO is authorized by the Board to make investments consistent with the investment policy. While general investment strategies are developed and authorized by ALCO, the execution of specific actions rests with the Chief Financial Officer, Chief Operating Officer and the President and Chief Executive Officer.

          Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

          Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon our needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2023, we had $2.3 million of securities classified as available for sale and no securities classified as held to maturity or trading.

          The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2023, the Company held $1.9 million in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank. The FHLB has paid dividends on the capital stock in each quarter of 2023 and 2022.

          The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2023	2022
	(In Thousands)
Interest-earning time deposits with other financial institutions	$1,912	$3,833
Mortgage-backed securities:
Government National Mortgage Association	2,268	2,871
Federal National Mortgage Association	73	99
Investment in FHLB stock	1,474	6,601
Total	$5,727	$13,404

            The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2023. The weighted average yield is calculated by dividing income within each contractual maturity range by the outstanding amount of the related investment.

	Amounts at December 31, 2023 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$1,000	3.46%	$912	4.00%	$-	-%	$-	-%
Mortgage-backed securities:
Government National Mortgage Association	-	-	-	-	-	-	2,268	5.97
Federal National Mortgage Association	-	-	-	-	-	-	73	5.69
	$1,000	3.46%	$912	4.00%	$-	-%	$2,341	5.96%

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

           Deposits. Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms. Our deposit accounts consist of certificates of deposit, money market and other savings products, including interest-bearing business checking accounts, and non-interest bearing business and consumer checking accounts. Quaint Oak Bank generally does not solicit deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit, however the Bank does use a listing service for certificates of deposit, has a deposit placement agreement with a third party bank for money market accounts and has a correspondent relationship with a third party bank for non-interest and interest bearing checking accounts. At December 31, 2023, approximately 41.8% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

           The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2023		2022
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$20,533	3.3%	$74,703	13.6%
1.00% - 1.99%	10,078	1.6	16,698	3.0
2.00% - 2.99%	14,539	2.3	37,606	6.8
3.00% - 3.99%	41,124	6.5	50,376	9.2
4.00% - 4.99%	93,044	14.7	18,568	3.4
5.00% - 5.99%	36,525	5.8	-	-
Total certificate accounts	215,843	34.2	197,951	36.0
Transaction accounts:
Interest bearing checking accounts	104,274	16.5	-	-
Non-interest bearing checking accounts	92,216	14.6	88,728	16.2
Savings accounts	841	0.1	1,597	0.3
Money market accounts	218,525	34.6	260,972	47.5
Total transaction accounts	415,856	65.8	351,297	64.0
Total deposits	$631,699	100.0%	$549,248	100.0%

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2023			2022
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$1,298	$3	0.23%	$1,673	$3	0.18%
Money market accounts	232,666	9,670	4.16	259,886	3,924	1.51
Business checking accounts	49,709	2,496	5.02	-	-	-
Certificates of deposit	215,264	6,642	3.09	185,202	2,116	1.14
Total interest-bearing deposits	$498,937	$18,811	3.77%	$446,761	$6,043	1.35%
Non-interest bearing deposits	$84,841	$-	-%	$73,137	$-	-%
Total deposits	$583,778	$18,811	3.77%	$519,898	$6,043	1.35%

Uninsured deposits as of December 31, 2023 and 2022 are estimated based on regulatory reporting requirements to be $294.5 million and $255.3 million, respectively.

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2023.

	Balance at December 31, 2023 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2024	2025	2026	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$13,379	$3,971	$2,909	$274	$20,533
1.00% - 1.99%	3,531	5,176	306	1,065	10,078
2.00% - 2.99%	8,980	3,621	1,196	742	14,539
3.00% - 3.99%	16,722	13,028	2,691	8,683	41,124
4.00% - 4.99%	34,595	10,597	5,054	42,798	93,044
5.00% - 5.99%	36,525	-	-	-	36,525
Total certificate accounts	$113,732	$36,393	$12,156	$53,562	$215,843

The following table shows the maturities of our certificates of deposit of more than $250,000 at December 31, 2023 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
3 months or less	$5,086	4.67%
3 to 6 months	5,679	4.34
6 to 9 months	4,348	4.58
9 to 12 months	4,162	4.85
After 12 months	9,496	4.01
Total certificates of deposit with balances of more than $250,000	$28,771	4.40%

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

           As of December 31, 2023, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $316.8 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $29.0 million and $159.2 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, Quaint Oak Bank has $12.0 million in borrowing capacity with the Federal Reserve Bank (FRB) of Philadelphia under the discount window program. There were no borrowings with the FRB as of December 31, 2023. Quaint Oak Bank borrowed $7.0 million from the FRB discount window as of December 31, 2022.

As of December 31, 2023, there was $5.5 million of other short-term borrowings representing balances on two lines of credit that Oakmont Capital Holdings, LLC has with a credit union. Borrowing capacity on the two lines of credit totaled $15.0 million at December 31, 2023.

The following table shows certain information regarding our short-term borrowings at or for the dates indicated:

	FHLB Short-Term Borrowings At or For the Year Ended December 31,		FRB Short-Term Borrowings At or For the Year Ended December 31,
	2023	2022	2023	2022

Average balance outstanding	$72,566	$31,505	$711	$1,556
Maximum amount outstanding at any month-end during the period	116,200	93,200	7,000	7,000
Balance outstanding at end of period	-	93,200	-	7,000
Average interest rate during the period	5.38%	2.34%	4.78%	0.97%
Weighted average interest rate at end of period	-%	4.45%	-%	4.50%

	Other Short-Term Borrowings At or For the Year Ended December 31,
	2023	2022

Average balance outstanding	$9,291	$1,601
Maximum amount outstanding at any month-end during the period	14,508	5,489
Balance outstanding at end of period	5,549	5,489
Average interest rate during the period	8.40%	6.68%
Weighted average interest rate at end of period	8.46%	7.11%

Federal Home Loan Bank long-term borrowings and the weighted interest rate consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
Fixed rate borrowings maturing:	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
2023	-	-	$57,000	2.22%
2024	21,167	4.25	6,167	2.05
2025	7,855	3.40	2,855	1.25
Total FHLB long-term debt	$29,022	4.02%	$66,022	2.16%

Federal Reserve Bank (FRB) borrowings decreased $7.0 million to none at December 31, 2023 as the Company paid off the $7.0 million of FRB borrowings outstanding at December 31, 2022.

Total Employees

           There were 124 full-time employees and one part-time employee at the Bank and its subsidiary companies, excluding Oakmont, at December 31, 2023. None of these employees are represented by a collective bargaining agreement, and we believe that the Company enjoys good relations with its personnel.

Market Area

           As of December 31, 2023, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract loans and deposits from outside our market area and the Commonwealth of Pennsylvania. Our operating strategy is based on strong personal service and operating efficiency.

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

          Quaint Oak Bank’s competition for loans comes principally from commercial banks, mortgage banking companies, other savings institutions and credit unions. Quaint Oak Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

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

            If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2023 Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

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

●	the branching powers of the institution are restricted to those of a national bank; and

●	payment of dividends by the institution are subject to the rules regarding payment of dividends by a national bank and must be necessary to meet the obligations of its holding company.

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

           Quaint Oak Bank believes that it meets the provisions of the Qualified Thrift Lender test and for the year ended December 31, 2023, 70% of its portfolio assets meet the requirements.

           Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a savings and loan holding company and in analyzing applications to it under the Savings and Loan Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for Quaint Oak Bancorp, on a consolidated basis, are similar to those imposed on Quaint Oak Bank by the Federal Deposit Insurance Corporation. See “-Regulation of Quaint Oak Bank - Capital Requirements.” However, as of December 31, 2023, Quaint Oak Bancorp was not required to comply with the requirements until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Quaint Oak Bancorp is no longer deemed to be a small savings and loan holding company. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

            In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal stockholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. As an insured state-chartered savings bank, Quaint Oak Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at December 31, 2023, was in compliance with the above restrictions.

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

             Insurance of Accounts. The deposits of Quaint Oak Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000 per separately insured deposit ownership right or category. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.

           The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, the initial base assessment rate ranges from 5to 32 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 2.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions.

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

The Federal Deposit Insurance Corporation adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

           Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

           At December 31, 2023, Quaint Oak Bank’s capital exceeded all applicable capital requirements. See Note 18 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

             In September 2019, the regulatory agencies, including the Federal Deposit Insurance Corporation and the Federal Reserve Board adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio (“CBLR”) of between 8% and 10% for institutions with total consolidated assets of less than $10 billion, and that meet other qualifying criteria related to off-balance sheet exposures and trading assets and liabilities. The CBLR provides for a simple measure of capital adequacy for qualifying institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Quaint Oak Bank has not utilized the community bank leverage ratio.

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

             Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2023, Quaint Oak Bank’s tier 1 leverage ratio and total risk-based capital were well-capitalized.

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

            At December 31, 2023, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Commercial Real Estate Lending Concentration Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk in its commercial real estate portfolio. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. At December 31, 2023, the balance of these real estate loans represented 642.3% of Quaint Oak Bank’s total capital and our commercial real estate loan portfolio increased by 251.2% during the preceding 36 months. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Privacy Requirements of the Gramm-Leach-Bliley Act and Cyber Security. Federal law places limitations on financial institutions like Quaint Oak Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Quaint Oak Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

In July 2023, the Securities and Exchange Commission adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on the new Item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See Item 1C. Cybersecurity for annual disclosures.

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

            On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Quaint Oak Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

             As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2023, Quaint Oak Bank was in compliance with this requirement.

             Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2023, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2023, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

           Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2020.

State and Local Taxation

               Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for 2023 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1A. Risk Factors.

We are marketing for sale of our 51% stake in Oakmont Capital Holdings, LLC, primarily to reduce our asset size and increase our capital ratios.

The Bank maintains a 51% ownership interest in Oakmont Capital Holdings, LLC (“Oakmont Capital”), a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. We are currently marketing the Bank’s interest in Oakmont Capital for sale in order to reduce our asset size and increase the Bank’s capital ratios. In recent periods, Oakmont Capital has materially contributed to our growth in assets and our non-interest income.  While we are currently marketing Oakmont Capital for sale, we may not complete the transaction if we are unable to receive favorable terms for the acquisition. If we complete a sale, we anticipate that our non-interest income will decrease. If we do not complete a sale, we may be required to raise additional capital to support the growth attributable to continued ownership interest in Oakmont Capital. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry, market conditions and governmental activities, many of which are outside of our control, and on our financial condition and performance.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Overview. Our Board of Directors and management consider information security and cybersecurity as high priorities in our strategic and operational plans. We understand the critical nature of the confidentiality, integrity, and availability of customer and bank sensitive information. Any loss of confidentiality, integrity, or availability introduces operational, compliance, strategic, transactional, reputational, legal, and capital risks which we actively seek to avoid. It is understood that any one of these risks, if realized, will have a negative impact upon Quant Oak Bancorp and Quaint Oak Bank. Our approach to information and cybersecurity is proactive and strives to avoid incidents where possible through the use technical, administrative, and physical controls.

Governance. Our efforts for increased information and cybersecurity readiness are driven from the top of the organization. The Board of Directors reviews and approves an Information Technology and Information Security Risk Appetite Statement which guides the actions of the management team, staff members, and supporting third-party service providers. In addition, the Board is active in the review and approval of all policies concerning information technology and information security. The Board further reviews reports provided by the management team regarding the status of Quaint Oak Bank’s GLBA compliance, risk management program, vendor management program, and the results of tests and exercises conducted for business continuity, disaster recovery, cybersecurity incident response, and pandemic response. Lastly, the Board of Directors reviews and approves the budget for information and cybersecurity, ensuring that we have sufficient resources to properly address all current and foreseeable information and cybersecurity threats.

Management and Strategy. Senior management takes the guidance provided by the Board of Directors and transforms this guidance into operational priorities which are implemented and maintained by the staff members and third-party service providers. In addition, the senior management team ensures that budgeted resources are allocated in a timely manner to support the various security initiatives.

Operational Information Technology and Information Security staff members, and third-party service providers utilize the direction and resources provided by the senior management team to develop procedures, standards, and guidelines to achieve the strategic goals defined by the Board of Directors. Operational and security health is reported monthly to Operating Risk and Executive Committees and the Board of Directors. Recommendations for improvements are shared between operational staff and the senior management team as part of a continuous improvement program for information security and cybersecurity.

Operational staff members actively maintain, review, update, and exercise plans and procedures designed to enhance our overall business resiliency. All staff members are trained annually on current information and cybersecurity trends, techniques, and their responsibilities to keep our information confidential, accurate, and available.

We also utilize the services of third-party providers to conduct an IT audit, external and internal vulnerability testing, external and internal penetration testing, and social engineering testing on at least an annual basis. The results of these independent audits and tests are sent to the Board of Directors for review.

Finally, Quaint Oak Bank complies with its regulatory requirements by having Federal and State safety and security examinations performed on a schedule dictated by the regulatory agencies. The results of these examinations are reviewed and approved by the Board of Directors. Additionally, all findings from these examinations are recorded and prioritized for remediation.

Conclusion. Our Board of Directors and management take very seriously the information security and cybersecurity obligations Quaint Oak Bancorp and Quaint Oak Bank have to their respective customers, shareholders, staff members, and regulatory agencies. In support of these obligations, we have and actively maintain a robust information security and cybersecurity program based upon industry best practices, regulatory requirements, and the expertise of staff members and supporting third-party vendors.

To our knowledge, we have not had a cybersecurity incident that has materially affected Quaint Oak Bancorp, its business strategy, financial condition, or results of operation.

Item 2. Properties.

The following table provides certain information as of December 31, 2023 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, real estate sales and title abstract property in Allentown, Pennsylvania, our insurance agency office in Chalfont, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	03/31/2027	$ 41	$390,620
1710 Union Boulevard Allentown, Pennsylvania 18019	Owned	NA	1,388	90,457
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	2/28/2040	83	28,339
4275 County Line Road (Suite #14) Chalfont, Pennsylvania 18914	Leased	5/31/2027(1)	40	Not applicable
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2038(2)	-	Not applicable

_________________

(1)	Such lease has a five year renewal option which would commence on June 1, 2027 and end on May 31, 2032.
(2)	Such lease has a five year renewal options which would commence on September 1, 2039 and end on August 31, 2044.

Item 3. Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.”  As of March 19, 2024 Quaint Oak Bancorp had 2,493,154 common shares outstanding held of record by 147 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)         Not applicable.

(c)         Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock during the quarter ended December 31, 2023, including stock for stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 – October 31, 2023	-	$-	-	24,375
November 1, 2023 – November 30, 2023	-	-	-	24,375
December 1, 2023 – December 31, 2023	-	-	-	24,375
Total	-	$-	-	24,375

Notes to this table:

(1)

On December 12, 2018, the Board of Directors of Quaint Oak Bancorp approved its fifth share repurchase program which provides for the repurchase of up to 50,000 shares, or approximately 2.5% of the Company’s then issued and outstanding shares of common stock and announced the fifth repurchase program on Form 8-K filed on December 13, 2018. The repurchase program does not have an expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 1 to 16 of the Annual Report attached hereto as Exhibit 13.0 (“Annual Report”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined) we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 62 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2023. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

The Company previously disclosed in Part I, Item 4 - Controls and Procedures in its Quarterly Report on Form 10-Q/A for the quarters ended June 30, 2023 and September 30, 2023 (together, the “Restated Periods”), that it had identified a reclassification related to expenses on deposit accounts obtained from a correspondent banking relationship that resulted in material misstatements of interest expense and other non-interest expense for the Restated Periods. The audit committee of our board of directors determined that the Company accounted for the expense related to checking account deposits received from the correspondent banking relationship as other non-interest expense rather than interest expense on deposits. The deposits which were reported as non-interest bearing deposits on our consolidated balance sheets were reclassified, in part, as interest-bearing deposits for the Restated Periods. A portion of the deposits related to the correspondent banking relationship remained classified as non-interest bearing deposits. As a result of the reclassification, interest expense for the Restated Periods increased resulting in a decrease in net interest income for the Restated Periods. Other non-interest expense and total non-interest expense decreased for the Restated Period as a result of the reclassification. In addition, as a result of the restatement, the Company’s interest rate spread and net interest margin decreased for the Restated Periods. The Company determined that this error constituted a "material weakness" in its internal control over financial reporting.

In response to the identified material weakness, our management, with the oversight of the audit committee of our board of directors, commenced the redesign of specific processes and controls associated with the review of contracts for correspondent banking relationships to ensure that the relevant accounting implications are identified and considered. We believe that with the implementation of these redesigned and enhanced controls, the identified material weakness has been remediated as of December 31, 2023, thereby strengthening our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2024 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2018 and 2023 Stock Incentive Plans. Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	224,033	(1)	$15.98	(1)	46,500
Equity compensation plans not approved by security holders	-		-		-
Total	224,033		$15.98		46,500

___________________

(1)         Includes 45,000 shares subject to restricted stock grants which were not vested as of December 31, 2023. The weighted-average exercise price excludes such restricted stock grants.

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

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1)	The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13.0):

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB Firm ID 74)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note due December 31, 2028	(2)
4.3	Form of Global Subordinated Note due March 15, 2025	(3)
4.4	Form of Subordinated Note due March 15, 2025	(4)
4.5	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(5)
10.1	Amended and Restated Employment Agreement by and between Robert T. Strong and Quaint Oak Bank*	(6)
10.2	Quaint Oak Bancorp, Inc. 2008 Stock Option Plan*	(7)
10.3	Employment Agreement between Quaint Oak Bank and John J. Augustine*	(8)
10.4	Quaint Oak Bancorp, Inc. 2013 Stock Incentive Plan*	(9)
10.5	Employment Agreement between Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, and Quaint Oak Abstract, LLC, and William R. Gonzalez, as amended*	(10)
10.6	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(11)
10.7	Form of Subordinated Note Purchase Agreement dated December 27, 2018	(2)
10.8	Form of Subordinated Note Purchase Agreement dated March 2, 2023	(3)
10.9	Form of Subscription Agreement dated March 15, 2023	(4)
10.10	Quaint Oak Bancorp, Inc. 2023 Stock Incentive Plan	(12)
10.11	Stock Purchase Agreement between Quaint Oak Bancorp, Inc. and ItalBank International Inc., dated November 2, 2023	(13)
10.12	Stock Purchase Agreement between Quaint Oak Bancorp, Inc. and Fintech Holdings LLC, dated February 14, 2024	(14)
13.0	Annual Report to Shareholders	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith

(Footnotes on following page)

___________________

*         Denotes management compensation plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2018 (File No. 000-52694).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2023 (File No. 000-52694).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 21, 2023 (File No. 000-52694).
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020 (File No. 000-52694).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 16, 2008 (File No. 000-52694).
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

(12)

Incorporated by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders held on May 10, 2023 (Commission File No. 000-526341) filed with the Commission on April 5, 2023.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2023 (File No. 000-52694).
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 15, 2024 (File No. 000-52694).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 28, 2024	By:	/s/Robert T. Strong
Robert T. Strong
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	President and Chief Executive	March 28, 2024
Robert T. Strong	Officer

/s/John J. Augustine	Executive Vice President and	March 28, 2024
John J. Augustine	Chief Financial Officer

/s/Robert J. Phillips	Chairman	March 28, 2024
Robert J. Phillips

/s/George M. Ager, Jr.	Director	March 28, 2024
George M. Ager, Jr.

/s/James J. Clarke	Director	March 28, 2024
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 28, 2024
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 28, 2024
Kenneth R. Gant

/s/Bora Ozkan	Director	March 28, 2024
Bora Ozkan

/s/Susan M. Vettori	Director	March 28, 2024
Susan M. Vettori