Form 10-Q
period 2024-03-31
QUAINT OAK BANCORP INC
filed 2024-05-15
CIK 1391933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694
QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2024, 2,620,203 shares of the issuer’s common stock were issued and outstanding.

ITEM 1.     FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$814	$767
Due from banks, interest-bearing	145,507	57,239
Cash and cash equivalents	146,321	58,006
Investment in interest-earning time deposits	912	1,912
Investment securities available for sale	2,201	2,341
Loans held for sale	7,052	36,448
Loans receivable, net of allowance for credit losses (2024 $7,504; 2023 $6,758)	600,578	617,701
Accrued interest receivable	4,231	3,502
Investment in Federal Home Loan Bank stock, at cost	1,191	1,474
Bank-owned life insurance	4,357	4,329
Premises and equipment, net	2,861	2,656
Goodwill	515	515
Other intangible, net of accumulated amortization	113	125
Prepaid expenses and other assets	5,172	5,134
Assets from discontinued operations	-	19,975
Total Assets	$775,504	$754,118
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$112,791	$92,215
Interest-bearing	560,583	539,484
Total deposits	673,374	631,699
Federal Home Loan Bank long-term borrowings	22,955	29,022
Subordinated debt	22,000	21,957
Accrued interest payable	627	541
Advances from borrowers for taxes and insurance	3,161	3,730
Accrued expenses and other liabilities	3,243	2,438
Liabilities from continued operations	-	13,166
Total Liabilities	725,360	702,553
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 2,980,493 and 2,895,675 issued as of March 31, 2024 and December 31, 2023, respectively; 2,493,975 and 2,407,048 outstanding at March 31, 2024 and December 31, 2023, respectively	30	29
Additional paid-in capital	21,370	20,299
Treasury stock, at cost: 486,518 and 488,627 shares at March 31, 2024 and December 31, 2023, respectively	(3,554)	(3,568)
Accumulated other comprehensive loss	(4)	(10)
Retained earnings	32,302	31,741
Total Stockholders' Equity	$50,144	$48,491
Noncontrolling interest from discontinued operations	-	3,074
Total Stockholders’ Equity	50,144	51,565
Total Liabilities and Stockholders’ Equity	$775,504	$754,118

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest Income
Interest on loans, including fees	$11,232	$10,685
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	890	224
Total Interest Income	12,122	10,909

Interest Expense
Interest on deposits	5,986	3,510
Interest on Federal Home Loan Bank short-term borrowings	-	1,300
Interest on Federal Home Loan Bank long-term borrowings	242	277
Interest on Federal Reserve Bank long-term borrowings	-	10
Interest on subordinated debt	484	216
Total Interest Expense	6,712	5,313
Net Interest Income	5,410	5,596
Provision for Credit Losses – Loans	1,084	211
Provision for Credit Losses – Unfunded Commitments	52	181
Total Provision for Credit Losses	1,136	392
Net Interest Income after Provision for Credit Losses	4,274	5,204

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	206	137
Real estate sales commissions, net	4	24
Insurance commissions	152	136
Other fees and services charges	227	98
Net loan servicing income	2	143
Income from bank-owned life insurance	28	24
Gain on sale of Oakmont Capital, LLC	1,378	-
Net gain on sale of loans	935	391
Gain on the sale of SBA loans	28	50
Total Non-Interest Income	2,960	1,003

Non-Interest Expense
Salaries and employee benefits	3,663	3,576
Directors' fees and expenses	51	105
Occupancy and equipment	250	342
Data processing	263	217
Professional fees	141	148
FDIC deposit insurance assessment	173	232
Advertising	86	83
Amortization of other intangible	12	12
Other	486	593
Total Non-Interest Expense	5,125	5,308

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands, except for share and per share data)
Income from continuing operations before income taxes	$2,109	$899
Income Taxes	650	251
Net income from continuing operations	$1,459	$648
Loss from discontinued operations	$(814)	$(118)
Income tax benefit	(228)	(33)
Net loss from discontinued operations	(586)	(85)
Net Income	$873	$563

Earnings per share from continuing operations - basic	$0.60	$0.30
Earnings per share from discontinued operations - basic	$(0.24)	$(0.04)
Earnings per share – basic	$0.36	$0.26
Average shares outstanding – basic	2,450,814	2,182,597
Earnings per share from continuing operations- diluted	$0.60	$0.29
Earnings per share from discontinued operations - diluted	$(0.24)	$(0.04)
Earnings per share - diluted	$0.36	$0.25
Average shares outstanding - diluted	2,450,814	2,272,530

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net Income from Continuing Operations	$1,459	$648

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	8	13
Income tax effect	(2)	(3)
Other comprehensive income	6	10

Total Comprehensive Income	1,465	658

Comprehensive Loss from Discontinued Operations	(586)	(85)
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$879	$573

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2024

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Issued from authorized and unallocated	84,818	1	999				1,000

Reissuance of treasury stock under 401(k) Plan	2,109		11	14			25

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(312)	(312)

Net income						873	873

Other comprehensive income, net					6		6

BALANCE – MARCH 31, 2024	2,493,975	$30	$21,370	(3,554)	$(4)	$32,302	$50,144

For the Three Months Ended March 31, 2023

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2022	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082

Reissuance of treasury stock under 401(k) Plan	1,819		29	11				40

Reissuance of treasury stock for exercised stock options	23,000		28	93				121

Stock based compensation expense			42					42

Cash dividends declared ($0.13 per share)						(283)		(283)

Noncontrolling interest distribution							(40)	(40)

Net income (loss)						563	(114)	449

Other comprehensive income, net					10			10

BALANCE – MARCH 31, 2023	2,192,432	$28	$18,005	$(3,888)	$(14)	$31,155	$4,135	$49,421

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
	(In Thousands)
Cash Flows from Operating Activities
Net income from continuing operations	$1,459	$648
Net loss from discontinued operations	(586)	(85)
Net income	873	$563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,136	211
Depreciation expense	133	99
Amortization, net	96	40
Accretion of deferred loan fees and costs, net	(138)	(279)
Stock-based compensation expense	61	42
Net gain on loans held for sale	(935)	(391)
Loans held for sale-originations	(25,793)	(120,210)
Loans held for sale-proceeds	23,208	121,533
Transfer of loans from Oakmont Capital Holdings, LLC	4,388	-
Gain on the sale of SBA loans	(28)	(50)
Gain on the sale of Oakmont Capital Holdings, LLC	(1,378)	-
Increase in the cash surrender value of bank-owned life insurance	(28)	(24)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(729)	(195)
Prepaid expenses and other assets	(80)	329
Accrued interest payable	86	90
Accrued expenses and other liabilities	804	24
Net Cash Provided by Operating Activities of Continuing Operations	1,676	1,782
Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	29,340	(1,666)
Net Cash Provided by Operating Activities	31,016	116
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	-	(619)
Redemption of interest-earning time deposits	1,000	1,790
Principal repayments of investment securities available for sale	148	146
Net increase (decrease) in loans receivable	16,153	(12,854)
Sale of Oakmont Capital Holdings, LLC	4,300	-
Purchase of Federal Home Loan Bank stock	-	(740)
Redemption of Federal Home Loan Bank stock	283	600
Purchase of premises and equipment	(337)	(92)
Net Cash Provided by (Used in) Investing Activities	21,547	(11,769)
Net Cash Provided by Investing Activities of Discontinued Operations	-	1,846
Net Cash Provided by (Used in) Investing Activities	21,547	(9,923)
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money markets, and savings accounts	32,148	(11,477)
Net increase in certificate accounts	9,527	16,740
Decrease in advances from borrowers for taxes and insurance	(569)	(991)
Repayments of Federal Home Loan Bank short-term borrowings	(6,067)	(13,500)
Proceeds from Federal Home Loan Bank short-term borrowings	-	33,500
Repayments of Federal Home Loan Bank long-term borrowings	-	(20,000)
Repayments of Federal Reserve Bank short-term borrowings	-	(49,700)
Proceeds from Federal Reserve Bank short-term borrowings	-	42,700
Net proceeds from subordinated debt	-	13,743
Dividends paid	(312)	(283)
Proceeds from the reissuance of treasury stock under 401(k) plan	25	40
Proceeds from shares issued from authorized and unallocated	1,000	-
Proceeds from the exercise of stock options	-	121

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
	(In Thousands)
Net Cash Provided by Financing Activities from Continuing Operations	$35,752	$10,893
Net Increase in Cash and Cash Equivalents	88,315	1,068
Cash and Cash Equivalents – Beginning of Year	58,006	4,433
Cash and Cash Equivalents – End of Year	$146,321	$5,501

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$6,627	$5,329
Cash payments for income taxes	$210	$191
Initial recognition of operating lease right-of use assets	$-	$1,563
Initial recognition of operating lease obligations	$-	$1,563

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At March 31, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The abstract company offers title abstract services, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. As of March 31, 2024, the real estate company was inactive. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank held a majority equity position in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota.  On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2023 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2024 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Accounting Pronouncements Not Yet Adopted. In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis.  This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual period beginning after December 15, 2024.  The Company is currently evaluating the impact the impact of this new guidance on its financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.  The Company is currently evaluating the impact the impact of this new guidance on its financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. This ASU removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact the impact of this new guidance on its financial statements.

Reclassifications. Certain items in the 2023 consolidated financial statements have been reclassified to conform to the presentation in the 2024 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements. The reclassifications had no effect on net income or stockholders’ equity.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations

On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. The decision was based on a number of strategic priorities and other factors. As a result of this action, the Company classified the operations of OCH as discontinued operations under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows present discontinued operations for the current period and retrospectively for prior periods.

No assets or liabilities were held at March 31, 2024. The following is a summary of the assets and liabilities of the discontinued operations of OCH at December 31, 2023 (in thousands):

At December 31,
2023
(Unaudited)
Assets from Discontinued Operations
Cash and cash equivalents	$4,121
Loans held for sale	9,580
Premises and equipment, net	277
Goodwill	2,058
Prepaid expenses and other assets	3,939
Total Assets from Discontinued Operations	$19,975

Liabilities and Stockholders’ Equity from Discontinued Operations
Liabilities from Discontinued Operations
Other short-term borrowings	$5,549
Accrued interest payable	565
Accrued expenses and other liabilities	7,052
Total Liabilities from Discontinued Operations	13,166
Total Stockholders’ Equity from Discontinued Operations	6,809
Total Liabilities and Stockholders’ Equity from Discontinued Operations	$19,975

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Interest and Dividend Income
Interest on loans, including fees	$70	$81
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	-	-
Total Interest and Dividend Income	-	81
Interest Expense
Interest on other borrowings	295	368
Total Interest Expense	295	368
Net Interest Income	(225)	(287)

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	404	669
Other fees and services charges	197	133
Net loan servicing income	726	1,086
Net gain on sale of loans	366	489
Total Non-Interest Income	1,693	2,377

Non-Interest Expense
Salaries and employee benefits	1,681	1,766
Occupancy and equipment	219	185
Professional fees	31	27
Advertising	146	216
Other	987	128
Total Non-Interest Expense	3,064	2,322
Total net loss from discontinued operations	$(1,596)	$(232)
Loss attributable to non-controlling interest	(782)	(114)
Net loss from discontinued operations	$(814)	$(118)

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the three months ended March 31, 2023, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2024	2023
Net Income Attributable to Quaint Oak Bancorp, Inc.	$873,000	$563,000

Weighted average shares outstanding – basic	2,450,814	2,182,597
Effect of dilutive common stock equivalents	-	89,933
Adjusted weighted average shares outstanding – diluted	2,450,814	2,272,530

Basic earnings per share from continuing operations	$0.60	$0.30
Basic earnings per share from discontinued operations	$(0.24)	$(0.04)
Basic earnings per share, net	$0.36	$0.26
Diluted earnings per share from continuing operations	$0.60	$0.29
Diluted earnings per share from discontinued operations	$(0.24)	$(0.04)
Diluted earnings per share, net	$0.36	$0.25

Note 4 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2024 and 2023 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$(10)	$(24)
Other comprehensive income	6	10
Balance at the end of the period	$(4)	$(14)

_________________

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive loss by component for the three months ended March 31, 2024 and 2023.

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2024 and December 31, 2023 are summarized below (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,134	$-	$(5)	$2,129
Federal National Mortgage Association securities	72	-	-	72
Total available-for-sale-securities	$2,206	$-	$(5)	$2,201

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,281	$-	$(13)	$2,268
Federal National Mortgage Association securities	73	-	-	73
Total available-for-sale-securities	$2,354	$-	$(13)	$2,341

The amortized cost and fair value of mortgage-backed securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$2,206	$2,201
Total	$2,206	$2,201

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,129	$(5)	$-	$-	$2,129	$(5)

	December 31, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$2,268	$(13)	$-	$-	$2,268	$(13)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of March 31, 2024 and 2023.

There were no credit losses recognized during the three months ended March 31, 2024 and 2023. There were no sales during the three months ended March 31, 2024 and 2023.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	March 31, 2024	December 31, 2023
Real estate loans:
One-to-four family residential:
Owner occupied	$24,249	$22,885
Non-owner occupied	39,410	40,455
Total one-to-four family residential	63,659	63,340
Multi-family (five or more) residential	45,734	46,680
Commercial real estate	333,940	331,174
Construction	34,933	35,585
Home equity	6,166	6,162
Total real estate loans	484,432	482,941

Commercial business	124,107	142,220
Other consumer	66	69
Total Loans	608,605	625,230

Deferred loan fees and costs	(523)	(771)
Allowance for credit losses	(7,504)	(6,758)
Net Loans	$600,578	$617,701

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2024 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied Risk rating
Pass	$2,308	$5,731	$8,230	$3,810	$1,684	$2,486	$-	$24,249
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$2,308	$5,731	$8,230	$3,810	$1,684	$2,486	$-	$24,249
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied Risk rating
Pass	$125	$2,188	$7,109	$12,263	$2,976	$14,749	$-	$39,410
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$125	$2,188	$7,109	$12,263	$2,976	$14,749	$-	$39,410
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Multi-family residential Risk rating
Pass	$126	$1,556	$14,752	$13,407	$4,452	$11,091	$-	$45,384
Special mention	-	-	-	350	-	-	-	350
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$126	$1,556	$14,752	$13,757	$4,452	$11,091	$-	$45,734
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate Risk rating
Pass	$10,976	$58,824	$119,668	$60,628	$26,406	$54,126	$2,742	$333,370
Special mention	-	-	570	-	-	-	-	570
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$10,976	$58,824	$120,238	$60,628	$26,406	$54,126	$2,742	$333,940
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction Risk rating
Pass	$2,231	$13,988	$8,915	$7,651	$-	$-	$-	$32,785
Special mention	-	-	-	-	-	2,148	-	2,148
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$2,231	$13,988	$8,915	$7,651	$-	$2,148	$-	$34,933
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity Risk rating
Pass	$204	$900	$33	$120	$-	$196	$4,713	$6,166
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$204	$900	$33	$120	$-	$196	$4,713	$6,166
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business Risk rating
Pass	$7,838	$5,672	$64,670	$24,299	$4,212	$2,288	$11,029	$120,008
Special mention	-	-	-	398	-	-	39	437
Substandard	-	-	16	2,048	33	1,565	-	3,662
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$7,838	$5,672	$64,686	$26,745	$4,246	$3,853	$11,068	$124,107
Current period gross charge-offs	$-	$-	$318	$20	$-	$-	$-	$338
Other consumer Risk rating
Pass	$66	$-	$-	$-	$-	$-	$-	$66
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$66	$-	$-	$-	$-	$-	$-	$66
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total Risk rating
Pass	$23,874	$88,859	$223,377	$122,178	$39,730	$84,936	$18,484	$601,438
Special mention	-	-	570	748	-	2,148	39	3,505
Substandard	-	-	16	2,048	33	1,565	-	3,662
Doubtful	-	-	-	-	-	-	-	-
Total	$23,874	$88,859	$223,963	$124,974	$39,763	$88,649	$18,523	$608,605
Current period gross charge-offs	$-	$-	$318	$20	$-	$-	$-	$338

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2023 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied Risk rating
Pass	$6,044	$8,574	$3,840	$1,850	$571	$2,006	$-	$22,885
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$6,044	$8,574	$3,840	$1,850	$571	$2,006	$-	$22,885
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied Risk rating
Pass	$2,195	$7,153	$12,362	$3,268	$1,026	$14,451	$-	$40,455
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$2,195	$7,153	$12,362	$3,268	$1,026	$14,451	-	$40,455
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential Risk rating
Pass	$1,566	$15,542	$13,853	$4,483	$2,386	$8,850	$-	$46,680
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$1,566	$15,542	$13,853	$4,483	$2,386	$8,850	$-	$46,680
Current period gross charge-offs	$-	$-	$-	$-	$-	$2	$-	$2
Commercial real estate Risk rating
Pass	$61,338	$121,006	$64,684	$26,631	$16,571	$38,897	$1,996	$331,123
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	51	-	-	51
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$61,338	$121,006	$64,684	$26,631	$16,622	$38,897	$1,996	$331,174
Current period gross charge-offs	$-	$-	$-	$134	$-	$-	$-	$134
Construction Risk rating
Pass	$14,777	$11,244	$7,417	$-	$-	$-	$-	$33,438
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,147	-	2,147
Doubtful	-	-	-	-	-	-	-	-
Total construction	$14,777	$11,244	$7,417	$-	$-	$2,147	$-	$35,585
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity Risk rating
Pass	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business Risk rating
Pass	$20,793	$69,913	$27,022	$4,324	$1,955	$1,109	$13,593	$138,709
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,242	323	-	3,511
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$20,793	$69,913	$28,967	$4,324	$3,197	$1,433	$13,593	$142,220
Current period gross charge-offs	$-	$29	$613	$97	$-	$-	$-	$739
Other consumer Risk rating
Pass	$69	$-	$-	$-	$-	$-	$-	$69
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$69	$-	$-	$-	$-	$-	$-	$69
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Pass	$93,492	$233,467	$129,300	$40,556	$22,509	$65,518	$20,327	$619,521
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,293	2,470	-	5,709
Doubtful	-	-	-	-	-	-	-	-
Total	$93,492	$233,467	$131,246	$40,556	$23,802	$67,988	$20,327	$625,230
Current period gross charge-offs	$-	$29	$613	$231	$-	$2	$-	$875

The following table presents non-performing loans by classes of the loan portfolio as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner occupied	$-	$-	$-	$400	$400
Commercial real estate	-	-	-	947	947
Home equity	-	-	-	350	350
Commercial business	33	4,422	4,455	1,565	6,020
Total	$33	$4,422	$4,455	$3,262	$7,717

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2023
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner occupied	$-	$-	$-	$401	$401
Commercial real estate	-	51	51	-	51
Total	$-	$51	$51	$401	$452

For the three months ended March 31, 2024 and March 31, 2023 there was no interest income recognized on non-accrual loans on a cash basis. There was $4,000 of interest income foregone on non-accrual loans for the three months ended March 31, 2024 and $59,000 for the three months ended March 31, 2023.

As of March 31, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the year ended March 31, 2024 (in thousands):

	March 31, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
Allowance for credit losses:
Beginning balance	$153	$219	$420	$2,784	$583	$61	$2,538	$6,758
Charge-offs	-	-	-	-	-	-	(338)	(338)
Recoveries	-	-	-	-	-	-	-	-
Provision(1)	13	(9)	7	97	(20)	5	991	1,084
Ending balance	$166	$210	$427	$2,881	$563	$66	$3,191	$7,504

(1)

Provision included in the table only includes the portion related to loans receivable. For the three months ended March 31, 2024, the total provision for credit losses of $1.1 million includes a provision of $52,000 for off balance sheet credit exposure, which is reflected in other liabilities on the Consolidated Balance Sheets.

The Bank allocated increased allowance for credit loss provisions to the commercial real estate and commercial business loan portfolio classes for the three months ended March 31, 2024, due primarily to changes in qualitative factors in these portfolio classes. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio class for the three months ended March 31, 2024, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents the balance of collateral-dependent loans individually evaluated with the ACL by collateral type at March 31, 2024 (in thousands):

	March 31, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$33	$33

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the year ended December 31, 2023 (in thousands):

	December 31, 2023
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	(2)	(134)	-	-	(739)	-	(875)
Recoveries	-	-	-	-	-	-	-	-	-
Provision(1)	30	(76)	(29)	(832)	279	28	855	(300)	(45)
Ending balance	$153	$219	$420	$2,784	$583	$61	$2,538	$-	$6,758

(1)

Provision included in the table only includes the portion related to loans receivable. For the year ended December 31, 2023, the total recovery of credit losses of $157,000 includes a recovery of $202,000 for off balance sheet credit exposure, which is reflected in other liabilities on the Consolidated Balance Sheets.

There were no collateral-dependent loans individually evaluated with the ACL by collateral type at December 31, 2023.

As of December 31, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the year ended December 31, 2023, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the year ended December 31, 2023, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio class for the year ended December 31, 2023, due primarily to changes in qualitative and quantitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$134	$400	$23,715	$24,249
One-to-four family residential non-owner occupied	298	-	39,112	39,410
Multi-family residential	472	-	45,262	45,734
Commercial real estate	2,617	947	330,376	333,940
Construction	5,471	-	29,462	34,933
Home equity	785	350	5,031	6,166
Commercial business	-	6,020	118,087	124,107
Other consumer	-	-	66	66
Total	$9,777	$7,717	$591,111	$608,605

	December 31, 2023
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$136	$401	$22,348	$22,885
One-to-four family residential non-owner occupied	256	-	40,199	40,455
Multi-family residential	175	-	46,505	46,680
Commercial real estate	3,944	-	327,230	331,174
Construction	-	-	35,585	35,585
Home equity	403	-	5,759	6,162
Commercial business	-	-	142,220	142,220
Other consumer	-	-	69	69
Total	$4,914	$401	$619,915	$625,230

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $7.7 million at March 31, 2024 and $452,000 at December 31, 2023. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On January 4, 2021, the Bank acquired a majority ownership interest in Oakmont Capital Holdings, LLC, a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. The Bank sold its 51% interest in OCH on March 29, 2024.  See Note 2 – Discontinued Operations. The Bank recognized $2.1 million of goodwill as part of the acquisition of Oakmont Capital Holdings, LLC.

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at March 31, 2024 and 2023 was $113,000, and $125,000, respectively, which is net of accumulated amortization of $372,000 and $360,000, respectively. Amortization expense for both the three months ended March 31, 2024 and 2023 amounted to approximately $12,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2024	December 31, 2023
Non-interest bearing checking accounts	$112,791	$92,216
Interest bearing checking accounts(1)	118,403	104,274
Savings accounts	960	841
Money market accounts(2)	215,850	218,525
Certificates of deposit	225,370	215,843
Total deposits	$673,374	$631,699

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately 17.5% and 16.5% of total deposits at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s interest bearing checking account totaled approximately $118.4 million and $104.3 million, respectively.

(2)

The Company has identified one major money market deposit customer that accounted for approximately 22.2% and 23.7% of total deposits at March 31, 2024 and December 31, 2023, respectively. At both March 31, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Fixed rate borrowings maturing:
2024	$15,100	4.12%	$21,167	4.25%
2025	7,855	3.40	7,855	3.40
Total FHLB long-term debt	$22,955	3.87%	$29,022	4.02%

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

The balance of subordinated debt, net of unamortized debt issuance costs, was $22.0 million at both March 31, 2024 and December 31, 2023.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the three months ended March 31, 2024 and March 31, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

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

As of March 31, 2024 a total of 45,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 10,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of March 31, 2024 and changes during the three months ended March 31, 2024 is as follows:

	March 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	45,000	$18.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at the end of the period	45,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended March 31, 2024 and 2023, the Company recognized approximately $41,000 and $31,000 of compensation expense, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a tax benefit of approximately $9,000 and $7,000, respectively. As of March 31, 2024, approximately $668,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.1 years.

Stock Option and Stock Incentive Plans – Stock Options

In May 2008, the shareholders of Quaint Oak Bancorp approved the adoption of the 2008 Stock Option Plan (the “Option Plan”). The Option Plan expired February 13, 2018, however, outstanding options granted in 2013 remained valid and existing for the remainder of their 10 year terms, until May 2023. As described above under “Stock Incentive Plans – Share Awards”, the 2013 Stock Incentive Plan approved by shareholders in May 2013 terminated March 13, 2023, however, the outstanding options granted in 2018 remain exercisable until May 2028, to the extent still outstanding. The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 116,250 may be stock options assuming all the restricted shares are awarded. In May 2023, the shareholders of Quaint Oak Bancorp approved the adoption of the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan approved by shareholders in May 2023 covered a total of 175,000 shares, of which 131,250 may be stock options assuming all the restricted shares are awarded.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

All incentive stock options issued under the Option Plan and the 2013, 2018 and 2023 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

As of March 31, 2024, a total of 224,033 grants of stock options were outstanding under the Option Plan and 2018 and 2023 Stock Incentive Plans and 36,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $20,000 and $11,000 of compensation expense, respectively. During both the three months ended March 31, 2024 and 2023, the Company recognized a tax benefit of approximately $1,000. As of March 31, 2024, approximately $332,000 in additional compensation expense will be recognized over the remaining service period of approximately 4.1 years.

A summary of option activity under the Company’s Option Plan and 2013, 2018 and 2023 Stock Incentive Plans as of March 31, 2024 and changes during the three months ended March 31, 2024 is as follows:

	March 31, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	8.6
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of period	224,033	$15.98	8.6
Exercisable at end of period	91,533	$13.30	4.1

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2023 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk. Loans are considered a Level 3 classification.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Individually Evaluated Loans: Individually evaluated loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans less estimated costs to sell. Collateral is primarily in the form of real estate. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2024 (in thousands):

	March 31, 2024
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,129	$-	$2,129	$-
Federal National Mortgage Association mortgage- backed securities	72	-	72	-
Total investment securities available for sale	$2,201	$-	$2,201	$-
Total recurring fair value measurements	$2,201	$-	$2,201	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$33	$-	$-	$33
Total nonrecurring fair value measurements	$33	$-	$-	$33

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

	December 31, 2023
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,268	$-	$2,268	$-
Federal National Mortgage Association mortgage- backed securities	73	-	73	-
Total investment securities available for sale	$2,341	$-	$2,341	$-
Total recurring fair value measurements	$2,341	$-	$2,341	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2024 (in thousands):

	March 31, 2024
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$33	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2024 and December 31, 2023 (in thousands):

			Fair Value Measurements at
			March 31, 2024
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$975	$-	$-	$975
Loans held for sale	7,052	7,250	-	7,250	-
Loans receivable, net	600,578	582,153	-	-	582,153

Financial Liabilities
Deposits	676,374	679,330	448,003	-	231,327
FHLB long-term borrowings	22,955	22,921	-	-	22,921
Subordinated debt	22,000	21,376	-	-	21,376

			Fair Value Measurements at
			December 31, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$1,912	$1,981	$-	$-	$1,981
Loans held for sale	60,380	62,072	-	62,072	-
Loans receivable, net	603,349	584,842	-	-	584,842

Financial Liabilities
Deposits	631,699	636,946	415,855	-	221,091
FHLB long-term borrowings	29,022	29,001	-	-	29,001
Subordinated debt	21,957	20,666	-	-	20,666

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For cash and cash equivalents, accrued interest receivable, investment in FHLB stock, bank-owned life insurance, accrued interest payable, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

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

At March 31, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company.  The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania.  The abstract company offers title abstract services primarily in the Lehigh Valley region of Pennsylvania. As of March 31, 2024, the real estate company was inactive. These companies began operation in July 2009.  In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania.  QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. All significant intercompany balances and transactions have been eliminated.

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

There were no changes made to the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

General. The Company’s total assets at March 31, 2024 were $775.5 million, an increase of $41.0 million, or 5.6%, from $734.5 million at December 31, 2023. This increase in total assets was primarily due to an $88.3 million, or 152.3%, increase in cash and cash equivalents, partially offset by a decrease in loans held for sale of $29.4 million, or 80.7%, and a $17.1 million, or 2.8%, decrease in loans receivable, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $88.3 million, or 152.3%, from $58.0 million at December 31, 2023 to $146.3 million at March 31, 2024, with the expectation that excess liquidity will be used to fund loans. Contributing to the $88.3 million increase in cash and cash equivalents were the proceeds from the sale of loans held for sale related to the sale of OCH and the increase in deposits.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.0 million, or 52.3%, from $1.9 million at December 31, 2023 to $912,000 at March 31, 2024 as four interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the three months ended March 31, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $140,000, or 6.0%, from $2.3 million at December 31, 2023 to $2.2 million at March 31, 2024, due primarily to the principal repayments on these securities during the three months ended March 31, 2024.

Loans Held for Sale. Loans held for sale decreased $29.4 million, or 80.7%, from $36.4 million at December 31, 2023 to $7.1 million at March 31, 2024 as the Bank originated $51.6 million in equipment loans held for sale and sold $71.6 million of equipment loans during the three months ended March 31, 2024. Contributing to the decrease in loans held for sale is $8.5 million of loan amortization and prepayments. On March 29, 2024, the Bank transferred $4.4 million of equipment loans held for sale into loans receivable as part of the discontinued operations of OCH. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $25.8 million of one-to-four family residential loans during the three months ended March 31, 2024 and sold $22.3 million of loans in the secondary market during this same period.

Loans Receivable, Net.  Loans receivable, net, decreased $17.1 million, or 2.8%, to $600.6 million at March 31, 2024 from $617.7 million December 31, 2023.  The largest decreases within the loan portfolio occurred in commercial business loans which decreased $18.1 million, or 12.7%, one-to-four family non-owner occupied loans which decreased $1.0 million, or 2.6%, multi-family residential loans which decreased $946,000, or 2.0%, and construction loans which decreased $653,000, or 1.8%. Partially offsetting these decreases were commercial real estate loans which increased $2.8 million, or 0.8%, one-to-four family owner occupied loans which increased $1.4 million, or 6.0%, and home equity loans which increased $4,000, or 0.1%.

Deposits.  Total deposits increased $41.7 million, or 6.6%, to $673.4 million at March 31, 2024 from $631.7 million at December 31, 2023. This increase in deposits was primarily attributable to an increase of $20.6 million, or 22.3%, in non-interest bearing checking accounts, an increase of $14.1 million, or 13.6%, in interest bearing checking accounts, an increase of $9.5 million, or 4.4%, in certificates of deposit, and a $119,000, or 14.1%, increase in savings accounts. The increase in total deposits was partially offset by a $2.7 million, or 1.2%, decrease in money market accounts. The increase in interest bearing checking accounts was primarily due to correspondent banking relationships.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $30.2 million, or 4.5% of total deposits at March 31, 2024.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings decreased $6.1 million, or 20.9%, to $23.0 million at March 31, 2024 from $29.0 million at December 31, 2023. During the three months ended March 31, 2024, the Company paid down $6.1 million of FHLB long-term borrowings.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $805,000, or 33.0%, to $3.2 million at March 31, 2024 from $2.4 million at December 31, 2023, due primarily to an increase expense accruals.

Stockholders’ Equity. Total stockholders’ equity increased $1.7 million, or 3.4%, to $50.1 million at March 31, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the three months ended March 31, 2024 of $873,000, shares issued from authorized and unallocated of $1.0 million, amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $25,000, and other comprehensive income, net of $6,000. The increase in stockholders’ equity was partially offset by dividends paid of $312,000.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income amounted to $873,000 for the three months ended March 31, 2024, an increase of $310,000, or 55.1%, compared to net income of $563,000 for the three months ended March 31, 2023. The increase in net income on a comparative quarterly basis was primarily the result of an increase in non-interest income of $2.0 million, an increase in interest income of $1.2 million, and a decrease in non-interest expense of $183,000, partially offset by an increase in interest expense of $1.4 million, an increase in the provision for credit losses of $744,000, an increase in net loss from discontinued operations of $501,000, and an increase in the net provision for income taxes of $204,000.

Net Interest Income. The $1.2 million, or 11.1%, increase in interest income was primarily due to a 115 basis point increase in the yield on average loans receivable, net of allowance for credit losses, including loans held for sale, which increased from 5.67% for the three months ended March 31, 2023 to 6.82% for the three months ended March 31, 2024, and had the effect of increasing interest income $1.9 million. Also contributing to the increase in interest income was a $61.9 million increase in the average balance of due from banks – interest earning, which increased from $5.8 million at March 31, 2023 to $68.2 million at March 31, 2024, and had the effect of increasing interest income $598,000. These increases were partially offset by a decrease in the average balance of loans receivable, net, which decreased $95.9 million from $754.3 million at March 31, 2023 to $658.4 million at March 31, 2024 and had the effect of decreasing interest income $1.4 million.

Net Interest Income.  Net interest income decreased $186,000, or 3.3% to $5.4 million for the three months ended March 31, 2024 from $5.6 million for the three months ended March 31, 2023.  The decrease was driven by a $1.4 million, or 26.3%, increase in interest expense, partially offset by a $1.2 million, or 11.1%, increase in interest income.

Interest Expense. The $1.4 million, or 26.3%, increase in interest expense for the three months ended March 31, 2024 over the comparable period in 2023 was driven by a $2.5 million, or 70.5%, increase in interest on deposits, primarily attributable to an increase in rate on interest-bearing checking accounts to 5.39% that had the effect of increasing interest expense by $1.4 million. Also contributing to the increase in interest expense was a 155 basis point increase in average rate of certificates of deposit, which increased from 2.38% for the three months ended March 31, 2023 to 3.93% for the three months ended March 31, 2024, and had the effect of increasing interest expense by $860,000. Also contributing to the increase in interest expense was a 90 basis point increase in the rate on average money market accounts which increased from 3.62% for the three months ended March 31, 2023 to 4.52% for the three months ended March 31, 2024 and had the effect of increasing interest expense by $491,000. Partially offsetting the increase in interest expense for the three months ended March 31, 2024 was a $1.3 million, or 100.0%, decrease in the interest on Federal Home Loan Bank short-term borrowings. The average interest rate spread decreased from 2.30% for the three months ended March 31, 2023 to 2.06% for the three months ended March 31, 2024 while the net interest margin increased from 2.90% for the three months ended March 31, 2023 to 2.96% for the three months ended March 31, 2024.

Interest Income. The $1.2 million, or 11.1%, increase in interest income was primarily due to a 115 basis point increase in the yield on average loans receivable, net of allowance for credit losses, including loans held for sale, which increased from 5.67% for the three months ended March 31, 2023 to 6.82% for the three months ended March 31, 2024, and had the effect of increasing interest income $1.9 million. Also contributing to the increase in interest income was a $61.9 million increase in the average balance of due from banks – interest earning, which increased from $5.8 million at March 31, 2023 to $68.2 million at March 31, 2024, and had the effect of increasing interest income $598,000. These increases were partially offset by a decrease in the average balance of loans receivable, net, which decreased $95.9 million from $754.3 million at March 31, 2023 to $658.4 million at March 31, 2024 and had the effect of decreasing interest income $1.4 million.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$68,166	$781	4.58%	$5,769	$56	3.88%
Investment in interest-earning time deposits	1,403	18	5.13	3,238	27	3.34
Investment securities available for sale	2,299	39	6.79	2,923	32	4.38
Loans receivable, net (1) (2)	658,425	11,232	6.82	754,301	10,685	5.67
Investment in FHLB stock	1,312	52	15.85	6,644	109	6.56
Total interest-earning assets	731,605	12,122	6.63%	772,875	10,909	5.65%
Non-interest-earning assets	21,772			22,030
Total assets	$753,377			$794,905
Interest-bearing liabilities:
Savings accounts	$920	$-	0.00%	$1,562	$1	0.26%
Money market accounts	217,243	2,457	4.52	249,798	2,260	3.62
Business checking accounts	99,986	1,347	5.39	-	-	-
Certificate of deposit accounts	222,119	2,181	3.93	209,935	1,249	2.38
Total deposits	540,268	5,986	4.43	461,295	3,510	3.04
FHLB short-term borrowings	-	-	-	107,106	1,300	4.85
FHLB long-term borrowings	25,067	242	3.86	51,855	277	2.14
FRB long-term borrowings	-	-	-	974	10	4.11
Subordinated debt	21,982	484	8.83	12,255	216	7.05
Total interest-bearing liabilities	587,317	6,712	4.57%	633,485	5,313	3.35%
Non-interest-bearing liabilities	116,652			115,657
Total liabilities	703,969			749,142
Stockholders’ Equity	49,408			45,763
Total liabilities and Stockholders’ Equity	$753,377			$794,905
Net interest-earning assets	$144,288			$139,390
Net interest income; average interest rate spread		$5,410	2.06%		$5,596	2.30%
Net interest margin (3)			2.96%			2.90%
Average interest-earning assets to average interest-bearing liabilities			124.57%			122.00%

________________________

(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $744,000, or 189.8%, increase in the provision for credit losses for the three months ended March 31, 2024 over the three months ended March 31, 2023 was due to an increase in the amount of non-performing loans. There was one individually evaluated loan for the three months ended March 31, 2024, which increased the provision for credit losses by $14,000.

Non-Interest Income. Non-interest income increased $2.0 million, or 195.1%, from $1.0 million for the three months ended March 31, 2023 to $3.0 million for the three months ended March 31, 2024. The increase was primarily attributable to a $1.4 million gain on sale of Oakmont Capital Holdings, LLC, a $544,000, or 139.1%, increase in net gain on sale of loans, a $129,000, or 131.6%, increase in other fees and service charges, a $69,000, or 50.4%, increase in mortgage banking, equipment lending, and title abstract fees, and a $16,000, or 11.8%, increase in insurance commissions. These increases were partially offset by a $141,000 or 98.6%, decrease in net loan servicing income, a $22,000, or 44.0%, decrease in gain on sale of SBA loans, and a $20,000, or 83.3%, decrease in real estate sales commissions, net.

Non-Interest Expense. Total non-interest expense decreased $183,000, or 3.5%, from $5.3 million for the three months ended March 31, 2023 to $5.1 million for the three months ended March 31, 2024, primarily due to a $107,000, or 18.0%, decrease in other expense, a $92,000, or 26.9%, decrease in occupancy and equipment expense, a $59,000, or 25.4%, decrease in FDIC deposit insurance assessment, a $54,000, or 51.4%, decrease in director’s fees and expenses, and a $7,000, or 4.7%, decrease in professional fees. The decrease in non-interest expense was partially offset by an $87,000, or 2.4%, increase in salaries and employee benefits expense, and a $46,000, or 21.2%, increase in data processing expense.

Provision for Income Tax. The provision for income tax increased $399,000, or 159.0%, from $251,000 for the three months ended March 31, 2023 to $650,000 for the three months ended March 31, 2024 due primarily to an increase in pre-tax income and an increase in the effective tax rate which was driven by the increase in state taxes related to subsidiary activity in various states.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At March 31, 2024, the Company's cash and cash equivalents amounted to $146.3 million. At such date, the Company also had $912,000 invested in interest-earning time deposits maturing in one year or less.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2024, Quaint Oak Bank had outstanding commitments to originate loans of $26.8 million, commitments under unused lines of credit of $55.3 million, and $3.8 million under standby letters of credit.

At March 31, 2024, certificates of deposit scheduled to mature in one year or less totaled $119.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of March 31, 2024, we had $23.0 million of borrowings from the FHLB and had $305.2 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of March 31, 2024 Quaint Oak Bank had $12.3 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2024 (dollars in thousands).

March 31, 2024
(Dollars in thousands)

Cash and cash equivalents	$146,321
Unpledged investment securities, amortized cost	2,201
FHLB advance availability	305,178
Federal Reserve discount window availability	12,312
Total primary and secondary sources of available liquidity	$466,012

Total stockholders’ equity increased $1.7 million, or 3.4%, to $50.1 million at March 31, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the three months ended March 31, 2024 of $873,000, shares issued from authorized and unallocated of $1.0 million, amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $25,000, and other comprehensive income, net of $6,000. The increase in stockholders’ equity was partially offset by dividends paid of $312,000.

For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At March 31, 2024, Quaint Oak Bank exceeded each of its capital requirements with ratios of 9.13%, 12.36%, 12.36% and 13.61%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At March 31, 2024, we had unfunded commitments under lines of credit of $55.3 million, $26.8 million of commitments to originate loans, and $3.8 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures is $52,000 at March 31, 2024.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.            LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A.        RISK FACTORS

There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2023 Form 10-K.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2024 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 – January 31, 2024	-	-	-	24,375
February 1, 2024 – February 29, 2024	-	-	-	24,375
March 1, 2024 – March 31, 2024	-	-	-	24,375
Total	-	$-	-	24,375

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

Date: May 15, 2024	By:	/s/Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: May 15, 2024	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer