Form 10-Q
period 2024-06-30
QUAINT OAK BANCORP INC
filed 2024-08-14
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2024, 2,629,273 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$5,771	$767
Due from banks, interest-bearing	69,804	57,239
Cash and cash equivalents	75,575	58,006
Investment in interest-earning time deposits	912	1,912
Investment securities available for sale	2,020	2,341
Loans held for sale	10,062	36,448
Loans receivable, net of allowance for credit losses (2024 $7,393; 2023 $6,758)	593,775	617,701
Accrued interest receivable	4,164	3,502
Investment in Federal Home Loan Bank stock, at cost	2,098	1,474
Bank-owned life insurance	4,385	4,329
Premises and equipment, net	2,791	2,656
Goodwill	515	515
Other intangible, net of accumulated amortization	101	125
Prepaid expenses and other assets	5,488	5,134
Assets from discontinued operations	-	19,975
Total Assets	$701,886	$754,118
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$62,993	$92,215
Interest-bearing	513,448	539,484
Total deposits	576,441	631,699
Federal Home Loan Bank short-term borrowings	30,000	-
Federal Home Loan Bank long-term borrowings	14,955	29,022
Subordinated debt	22,000	21,957
Accrued interest payable	857	541
Advances from borrowers for taxes and insurance	3,727	3,730
Accrued expenses and other liabilities	2,516	2,438
Liabilities from discontinued operations	-	13,166
Total Liabilities	650,496	702,553
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized;3,108,993 and 2,895,675 issued as of June 30, 2024 and December 31, 2023, respectively; 2,629,289 and 2,407,048 outstanding at June 30, 2024 and December 31, 2023, respectively	31	29
Additional paid-in capital	22,828	20,299
Treasury stock, at cost: 479,704 and 488,627 shares at June 30, 2024 and December 31, 2023, respectively	(3,527)	(3,568)
Accumulated other comprehensive loss	(2)	(10)
Retained earnings	32,060	31,741
Total Stockholders' Equity	$51,390	$48,491
Noncontrolling interest from discontinued operations	-	3,074
Total Stockholders’ Equity	51,390	51,565
Total Liabilities and Stockholders’ Equity	$701,886	$754,118

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Interest Income
Interest on loans, including fees	$9,317	$11,647	$20,550	$22,332
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	1,580	266	2,469	490
Total Interest Income	10,897	11,913	23,019	22,822

Interest Expense
Interest on deposits	6,168	4,439	12,154	8,205
Interest on Federal Home Loan Bank short-term borrowings	-	1,500	-	2,800
Interest on Federal Home Loan Bank long-term borrowings	167	354	409	631
Interest on Federal Reserve Bank long-term borrowings	-	9	-	19
Interest on subordinated debt	488	388	972	604
Total Interest Expense	6,823	6,690	13,535	12,259
Net Interest Income	4,074	5,223	9,484	10,563
(Recovery of) Provision for Credit Losses – Loans	-	(202)	1,084	9
(Recovery of) Provision for Credit Losses – Unfunded Commitments	(41)	13	11	194
Total (Recovery of) Provision for Credit Losses	(41)	(189)	1,095	203
Net Interest Income after (Recovery of) Provision for Credit Losses	4,115	5,412	8,389	10,360

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	183	126	390	263
Real estate sales commissions, net	16	48	20	72
Insurance commissions	176	160	328	296
Other fees and services charges	240	44	466	142
Loan servicing income	2	2	3	145
Income from bank-owned life insurance	28	25	57	49
Net gain on sale of loans	561	437	1,495	828
Gain on sale of the Oakmont Capital Holdings, LLC	-	-	1,378	-
Gain on the sale of SBA loans	98	201	127	251
Total Non-Interest Income	1,304	1,043	4,264	2,046

Non-Interest Expense
Salaries and employee benefits	3,673	3,548	7,335	7,124
Directors' fees and expenses	50	102	101	207
Occupancy and equipment	416	350	666	692
Data processing	311	209	573	425
Professional fees	156	193	297	341
FDIC deposit insurance assessment	163	240	336	472
Advertising	73	83	160	166
Amortization of other intangible	12	12	24	24
Other	382	557	869	895
Total Non-Interest Expense	5,236	5,294	10,361	10,346

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Income from continuing operations before income taxes	$183	$1,161	$2,292	$2,060
Income Taxes	83	362	733	613
Net income from continuing operations	$100	$799	$1,559	$1,447
Loss from discontinued operations	$-	$(318)	$(814)	$(436)
Income tax benefit	$-	$(89)	$(228)	$(122)
Net loss from discontinued operations	$-	$(229)	$(586)	$(314)
Net Income	$100	$570	$973	$1,133

Earnings per share from continuing operations - basic	$0.04	$0.36	$0.62	$0.65
Loss per share from discontinued operations - basic	$-	$(0.11)	$(0.23)	$(0.14)
Earnings per share, net – basic	$0.04	$0.25	$0.39	$0.51
Average shares outstanding – basic	2,600,346	2,236,885	2,525,580	2,209,891
Earnings per share from continuing operations- diluted	$0.04	$0.36	$0.62	$0.65
Loss per share from discontinued operations - diluted	$-	$(0.11)	$(0.23)	$(0.14)
Earnings per share, net - diluted	$0.04	$0.25	$0.39	$0.51
Average shares outstanding - diluted	2,600,346	2,241,570	2,525,580	2,233,369

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net Income from Continuing Operations	$100	$799	$1,559	$1,447

Other Comprehensive Income (Loss):
Unrealized gains (losses) on investment securities available-for-sale	3	(3)	10	10
Income tax effect	(1)	1	(2)	(2)
Other comprehensive income (loss) income	2	(2)	8	8

Total Comprehensive Income	$102	$797	$1,567	$1,455
Comprehensive Loss from Discontinued Operations	$-	$(229)	$(586)	$(314)
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$102	$568	$981	$1,141

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2024
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – MARCH 31, 2024	2,493,975	$30	$21,370	$(3,554)	$(4)	$32,302	$50,144

Treasury stock purchase	(4,242)			(44)			(44)

Issued from authorized and unallocated	128,500	1	1,447				1,448

Reissuance of treasury stock under 401(k) Plan	2,056		8	13			21

Reissuance of treasury stock under stock incentive plan	9,000		(58)	58

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(342)	(342)

Net income						100	100

Other comprehensive income, net					2		2

BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

For the Three Months Ended June 30, 2023
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – MARCH 31, 2023	2,192,432	$28	$18,005	$(3,888)	$(14)	$31,155	$4,135	$49,421

Treasury stock purchase	(16,854)			(306)				(306)

Reissuance of treasury stock under 401(k) Plan	1,422		16	10				26

Reissuance of treasury stock under stock incentive plan	9,122		(57)	57				-

Reissuance of treasury stock for exercised stock options	50,300		95	313				408

Stock based compensation expense			62					62

Cash dividends declared ($0.13 per share)						(285)		(285)

Noncontrolling interest distribution							(826)	(826)

Net income (loss)						570	(305)	265

Other comprehensive loss, net					(2)			(2)

BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2024
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Treasury stock purchase	(4,242)			(44)			(44)

Issued from authorized and unallocated	213,318	2	2,446				2,448

Reissuance of treasury stock under 401(k) Plan	4,165		19	27			46

Reissuance of treasury stock under stock incentive plan	9,000		(58)	58

Stock based compensation expense			122				122

Cash dividends declared ($0.26 per share)						(654)	(654)

Net income						973	973

Other comprehensive income, net					8		8

BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

For the Six Months Ended June 30, 2023
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2022	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082

Treasury stock purchase	(16,854)			(306)				(306)

Reissuance of treasury stock under stock incentive plan	9,122		(57)	57				-

Reissuance of treasury stock under 401(k) Plan	3,241		45	21				66

Reissuance of treasury stock for exercised stock options	73,300		123	406				529

Stock based compensation expense			104					104

Cash dividends declared ($0.26 per share)						(568)		(568)

Noncontrolling interest member distribution							(866)	(866)

Net income (loss)						1,133	(419)	714

Other comprehensive income, net					8			8

BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
Cash Flows from Operating Activities	(In Thousands)
Net income from continuing operations	$1,559	$1,447
Net loss from discontinued operations	(586)	(314)
Net income	973	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,095	203
Depreciation expense	280	248
Amortization, net	67	208
Accretion of deferred loan fees and costs, net	(288)	(475)
Stock-based compensation expense	122	104
Net gain on loans held for sale	(1,495)	(828)
Loans held for sale-originations	(64,029)	(37,112)
Loans held for sale-proceeds	58,995	37,356
Transfer of loans from Oakmont Capital Holdings, LLC	4,388	-
Gain on the sale of SBA loans	(127)	(251)
Gain on the sale of Oakmont Capital Holdings, LLC	(1,378)	-
Increase in the cash surrender value of bank-owned life insurance	(56)	(49)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(662)	182
Prepaid expenses and other assets	(356)	434
Accrued interest payable	316	476
Accrued expenses and other liabilities	77	(2,046)
Net Cash Used in Operating Activities of Continuing Operations	(2,078)	(417)
Net Cash Provided by Operating Activities of Discontinued Operations	29,340	24,154
Net Cash Provided by Operating Activities	27,262	23,737
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	-	(1,780)
Redemption of interest-earning time deposits	1,000	3,451
Principal repayments of investment securities available for sale	331	324
Net increase (decrease) in loans receivable	23,246	(4,814)
Proceeds from the sale of Oakmont Capital Holdings, LLC	4,300	-
Purchase of Federal Home Loan Bank stock	(1,227)	(1,140)
Redemption of Federal Home Loan Bank stock	603	2,019
Purchase of premises and equipment	(414)	(282)
Net Cash Provided by (Used in) Investing Activities	27,839	(2,222)
Net Cash Provided by Investing Activities of Discontinued Operations	-	1,312
Net Cash Provided by (Used in) Investing Activities	27,839	(910)
Cash Flows from Financing Activities
Net decrease in demand deposits, money markets, and savings accounts	(61,757)	(349)
Net increase in certificate accounts	6,499	21,159
(Decrease) increase in advances from borrowers for taxes and insurance	(3)	360
Repayments of Federal Home Loan Bank short-term borrowings	-	(66,700)
Proceeds from Federal Home Loan Bank short-term borrowings	30,000	45,500
Repayments of Federal Home Loan Bank long-term borrowings	(14,067)	(24,000)
Repayments of Federal Reserve Bank short-term borrowings	-	(7,000)
Net proceeds from subordinated debt	-	13,743
Dividends paid	(654)	(568)
Proceeds from the reissuance of treasury stock under 401(k) plan	46	66
Proceeds from shares issued from authorized and unallocated	2,448	-
Acquisition of treasury stock	(44)	(306)
Proceeds from the exercise of stock options	-	529

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
	(In Thousands)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	$(37,532)	$(17,566)
Net Increase in Cash and Cash Equivalents	17,569	5,261
Cash and Cash Equivalents – Beginning of Year	58,006	4,433
Cash and Cash Equivalents – End of Year	$75,575	$9,694

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$13,219	$12,173
Cash payments for income taxes	$420	$2,317
Initial recognition of operating lease right-of use assets	$-	$1,563
Initial recognition of operating lease obligations	$-	$1,563

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At June 30, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The abstract company offers title abstract services, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. As of June 30, 2024, the real estate company was inactive. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank held a majority equity position in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2023 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2024 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Accounting Pronouncements Not Yet Adopted. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (TOPIC 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis.  This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  The Company is currently evaluating the impact the impact of this new guidance on its financial statements.

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

No assets or liabilities for OCH were held at June 30, 2024. The following is a summary of the assets and liabilities of the discontinued operations of OCH at December 31, 2023 (in thousands):

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Interest and Dividend Income
Interest on loans, including fees	$-	$197	$70	$278
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	-	-	-	-
Total Interest and Dividend Income	-	197	70	278

Interest Expense
Interest on other borrowings	-	574	295	942
Total Interest Expense	-	574	295	942
Net Interest Income	-	(377)	(225)	(664)

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	-	440	404	1,109
Other fees and services charges	-	169	197	302
Net loan servicing income	-	1,120	726	2,207
Net gain on sale of loans	-	636	366	1,125
Total Non-Interest Income	-	2,365	1,693	4,743

Non-Interest Expense
Salaries and employee benefits	-	1,980	1,681	3,746
Occupancy and equipment	-	211	219	396
Professional fees	-	32	31	59
Advertising	-	54	146	270
Other	-	334	987	462
Total Non-Interest Expense	-	2,611	3,064	4,933
Total net loss from discontinued operations	$-	$(623)	$(1,596)	$(854)
Loss attributable to non-controlling interest	-	(305)	(782)	(419)
Net loss from discontinued operations	$-	$(318)	$(814)	$(436)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the three and six months ended June 30, 2023, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income Attributable to Quaint Oak Bancorp, Inc.	$100,000	$570,000	$973,000	$1,133,000

Weighted average shares outstanding – basic	2,600,346	2,236,885	2,525,580	2,209,891
Effect of dilutive common stock equivalents	-	4,685	-	23,478
Adjusted weighted average shares outstanding – diluted	2,600,346	2,241,570	2,525,580	2,233,369

Basic earnings per share from continuing operations	$0.04	$0.36	$0.62	$0.65
Basic earnings per share from discontinued operations	$-	$(0.11)	$(0.23)	$(0.14)
Basic earnings per share, net	$0.04	$0.25	$0.39	$0.51
Diluted earnings per share from continuing operations	$0.04	$0.36	$0.62	$0.65
Diluted earnings per share from discontinued operations	$-	$(0.11)	$(0.23)	$(0.14)
Diluted earnings per share, net	$0.04	$0.25	$0.39	$0.51

Note 4 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$(4)	$(14)	$(10)	$(24)
Other comprehensive income	2	(2)	8	8
Balance at the end of the period	$(2)	$(16)	$(2)	$(16)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive loss by component for the three or six months ended June 30, 2024 and 2023.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2024 and December 31, 2023 are summarized below (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,968	$-	$(3)	$1,965
Federal National Mortgage Association securities	55	-	-	55
Total available-for-sale-securities	$2,023	$-	$(3)	$2,020

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,281	$-	$(13)	$2,268
Federal National Mortgage Association securities	73	-	-	73
Total available-for-sale-securities	$2,354	$-	$(13)	$2,341

The amortized cost and fair value of mortgage-backed securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$2,023	$2,020
Total	$2,023	$2,020

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	8	$-	$-	$1,301	$(3)	$1,301	$(3)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

	December 31, 2023
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	11	$-	$-	$2,268	$(13)	$2,268	$(13)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of June 30, 2024 and 2023.

There were no credit losses recognized during the three or six months ended June 30, 2024 and 2023. There were no sales during the three or six months ended June 30, 2024 and 2023.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2024	December 31, 2023
Real estate loans:
One-to-four family residential:
Owner occupied	$24,058	$22,885
Non-owner occupied	36,388	40,455
Total one-to-four family residential	60,446	63,340
Multi-family (five or more) residential	48,841	46,680
Commercial real estate	338,192	331,174
Construction	32,644	35,585
Home equity	6,233	6,162
Total real estate loans	486,356	482,941

Commercial business	115,106	142,220
Other consumer	62	69
Total Loans	601,524	625,230

Deferred loan fees and costs	(356)	(771)
Allowance for credit losses	(7,393)	(6,758)
Net Loans	$593,775	$617,701

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2024 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$4,236	$5,715	$6,192	$3,780	$1,666	$2,069	$-	$23,658
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	400	-	400
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$4,236	$5,715	$6,192	$3,780	$1,666	$2,469	$-	$24,058
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied
Risk rating
Pass	$-	$2,183	$7,063	$12,163	$2,000	$12,979	$-	$36,388
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$-	$2,183	$7,063	$12,163	$2,000	$12,979	-	$36,388
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Multi-family residential
Risk rating
Pass	$5,440	$1,546	$14,669	$13,326	$4,124	$9,736	$-	$48,841
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$5,440	$1,546	$14,669	$13,326	$4,124	$9,736	$-	$48,841
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate
Risk rating
Pass	$21,635	$57,737	$117,012	$60,188	$26,181	$51,557	$3,312	$337,622
Special mention	-	-	570	-	-	-	-	570
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$21,635	$57,737	$117,582	$60,188	$26,181	$51,557	$3,312	$338,192
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction
Risk rating
Pass	$5,753	$11,655	$6,588	$6,500	$-	$-	$-	$30,496
Special mention	-	-	-	-	-	2,148	-	2,148
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$5,753	$11,655	$6,588	$6,500	$-	$2,148	$-	$32,644
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Home equity
Risk rating
Pass	$-	$887	$-	$118	$-	$186	$5,042	$6,233
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$887	$-	$118	$-	$186	$5,042	$6,233
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business
Risk rating
Pass	$7,593	$5,021	$58,788	$21,948	$4,157	$2,110	$10,604	$110,221
Special mention	-	-	569	390	-	-	172	1,131
Substandard	-	-	103	2,053	33	1,565	-	3,754
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$7,593	$5,021	$59,460	$24,391	$4,190	$3,675	$10,776	$115,106
Current period gross charge-offs	$-	$-	$432	$20	$-	$-	$-	$452
Other consumer
Risk rating
Pass	$62	$-	$-	$-	$-	$-	$-	$62
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$62	$-	$-	$-	$-	$-	$-	$62
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Risk rating
Pass	$44,719	$84,744	$210,312	$118,023	$38,128	$78,637	$18,958	$593,521
Special mention	-	-	1,139	390	-	2,148	172	3,849
Substandard	-	-	103	2,053	33	1,965	-	4,154
Doubtful	-	-	-	-	-	-	-	-
Total	$44,719	$84,744	$211,554	$120,466	$38,161	$82,750	$19,130	$601,524
Current period gross charge-offs	$-	$-	$432	$20	$-	$-	$-	$452

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business
Risk rating
Pass	$20,793	$69,913	$27,022	$4,324	$1,955	$1,109	$13,593	$138,709
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,242	323	-	3,511
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$20,793	$69,913	$28,967	$4,324	$3,197	$1,433	$13,593	$142,220
Current period gross charge-offs	$-	$29	$613	$97	$-	$-	$-	$739
Other consumer
Risk rating
Pass	$69	$-	$-	$-	$-	$-	$-	$69
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$69	$-	$-	$-	$-	$-	$-	$69
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Pass	$93,492	$233,467	$129,300	$40,556	$22,509	$65,518	$20,327	$619,521
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,293	2,470	-	5,709
Doubtful	-	-	-	-	-	-	-	-
Total	$93,492	$233,467	$131,246	$40,556	$23,802	$67,988	$20,327	$625,230
Current period gross charge-offs	$-	$29	$613	$231	$-	$2	$-	$875

The following table presents non-performing loans by classes of the loan portfolio as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner occupied	$-	$-	$-	$400	$400
Commercial real estate	-	-	-	947	947
Commercial business	3,016	4,192	7,208	130	7,338
Total	$3,016	$4,192	$7,208	$1,477	$8,685

As part of the discontinued operations of OCH, the Bank retained approximately 60 loans totaling $4.4 million, which were classified as non-accrual. As of June 30, 2024, the value of these total $4.1 million, made up of approximately 55 loans. The Bank continues to monitor these loans for collectability.

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

For the three and six months ended June 30, 2024 and June 30, 2023 there was no interest income recognized on non-accrual loans on a cash basis. There was $97,000 and $251,000 of interest income foregone on non-accrual loans for the three and six months ended June 30, 2024, respectively and $59,000 for both the three and six months ended June 30, 2023.

For the six months ended June 30, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and six months ended June 30, 2024 (in thousands):

	June 30, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$166	$210	$427	$2,881	$563	$66	$3,191	$7,504
Charge-offs	-	-	-	-	-	-	(114)	(114)
Recoveries	-	-	-	-	-	-	3	3
Provision	13	(4)	374	(112)	(104)	(3)	(164)	-
Ending balance	$179	$206	$801	$2,769	$459	$63	$2,916	$7,393
For the Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$153	$219	$420	$2,784	$583	$61	$2,538	$6,758
Charge-offs	-	-	-	-	-	-	(452)	(452)
Recoveries	-	-	-	-	-	-	3	3
Provision	26	(13)	381	(15)	(124)	2	827	1,084
Ending balance	$179	$206	$801	$2,769	$459	$63	$2,916	$7,393

The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio classes for the three and six months ended June 30, 2024, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the construction loan portfolio class for the three and six months ended June 30, 2024, due primarily to decrease in loan balances and changes in quantitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio classes for the six months ended June 30, 2024, due primarily to changes in qualitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents the balance of collateral-dependent loans individually evaluated with the ACL by collateral type at June 30, 2024 (in thousands):

	June 30, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
Individually evaluated for impairment	$-	$-	$-	$-	$2,148(1)	$-	$868(2)	$3,016

(1)	Collateralized by real estate
(2)	Collateralized by business assets and equipment

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

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the year ended December 31, 2023 (in thousands):

	December 31, 2023
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$123	$295	$451	$3,750	$304	$33	$2,422	$300	$7,678
Impact of ASU 326	-	-	-	-	-	-	-	-	-
Charge-offs	-	-	(2)	(134)	-	-	(739)	-	(875)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	30	(76)	(29)	(832)	279	28	855	(300)	(45)
Ending balance	$153	$219	$420	$2,784	$583	$61	$2,538	$-	$6,758

There were no collateral-dependent loans individually evaluated with the ACL by collateral type at December 31, 2023.

For the year ended of December 31, 2023, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$412	$400	$23,246	$24,058
One-to-four family residential non-owner occupied	356	-	36,032	36,388
Multi-family residential	378	-	48,463	48,841
Commercial real estate	5,275	947	331,970	338,192
Construction	415	2,148	30,081	32,644
Home equity	375	-	5,858	6,233
Commercial business	100	5,190	109,816	115,106
Other consumer	-	-	62	62
Total	$7,311	$8,685	$585,528	$601,524

	December 31, 2023
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$136	$401	$22,348	$22,885
One-to-four family residential non-owner occupied	256	-	40,199	40,455
Multi-family residential	175	-	46,505	46,680
Commercial real estate	3,944	-	327,230	331,174
Construction	-	-	35,585	35,585
Home equity	403	-	5,759	6,162
Commercial business	-	-	142,220	142,220
Other consumer	-	-	69	69
Total	$4,914	$401	$619,915	$625,230

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $8.7 million at June 30, 2024 and $452,000 at December 31, 2023. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

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

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at June 30, 2024 and 2023 was $101,000, and $125,000, respectively, which is net of accumulated amortization of $384,000 and $360,000, respectively. Amortization expense for both the six months ended June 30, 2024 and 2023 amounted to approximately $24,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2024	December 31, 2023
Non-interest bearing checking accounts	$62,992	$92,216
Interest bearing checking accounts(1)	76,131	104,274
Savings accounts	685	841
Money market accounts(2)	214,290	218,525
Certificates of deposit	222,343	215,843
Total deposits	$576,441	$631,699

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately 10.9% and 16.5% of total deposits at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s interest bearing checking account totaled approximately $76.3 million and $104.3 million, respectively.

(2)

The Company has identified one major money market deposit customer that accounted for approximately 26.0% and 23.7% of total deposits at June 30, 2024 and December 31, 2023, respectively. At both June 30, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$30,000	5.67%	$-	-%

Fixed rate borrowings maturing:
2024	$7,100	4.06%	$21,167	4.25%
2025	7,855	3.40	7,855	3.40
Total FHLB long-term debt	$14,955	3.71%	$29,022	4.02%

The balance of subordinated debt, net of unamortized debt issuance costs, was $22.0 million at both June 30, 2024 and December 31, 2023.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the three and six months ended June 30, 2024 and June 30, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

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

As of June 30, 2024 a total of 45,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 10,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2024 and changes during the six months ended June 30, 2024 is as follows:

	June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	45,000	$18.00
Granted	-	-
Vested	(9,000)	18.00
Forfeited	-	-
Unvested at the end of the period	36,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended June 30, 2024 and 2023, the Company recognized approximately $41,000 and $43,000 of compensation expense, respectively. During both the three months ended June 30, 2024 and 2023, the Company recognized a tax benefit of approximately $9,000. During the six months ended June 30, 2024 and 2023, the Company recognized approximately $81,000 and $74,000 of compensation expense, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized a tax benefit of approximately $17,000 and $15,000, respectively. As of June 30, 2024, approximately $628,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

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

As of June 30, 2024, a total of 224,033 grants of stock options were outstanding under the Option Plan and 2018 and 2023 Stock Incentive Plans and 36,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

During the three months ended June 30, 2024 and 2023, the Company recognized approximately $20,000 and $19,000 of compensation expense, respectively. During both the three months ended June 30, 2024 and 2023, the Company recognized a tax benefit of approximately $1,000. During the six months ended June 30, 2024 and 2023, the Company recognized approximately $40,000 and $30,000 of compensation expense, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized a tax benefit of approximately $3,000 and $2,000, respectively. As of June 30, 2024, approximately $312,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.9 years.

A summary of option activity under the Company’s Option Plan and 2013, 2018 and 2023 Stock Incentive Plans as of June 30, 2024 and changes during the six months ended June 30, 2024 is as follows:

	June 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	8.6
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of period	224,033	$15.98	6.8
Exercisable at end of period	91,533	$13.30	5.0

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2024 (in thousands):

	June 30, 2024
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,965	$-	$1,965	$-
Federal National Mortgage Association mortgage- backed securities	55	-	55	-
Total investment securities available for sale	$2,020	$-	$2,020	$-
Total recurring fair value measurements	$2,020	$-	$2,020	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$3,016	$-	$-	$2,362
Total nonrecurring fair value measurements	$3,016	$-	$-	$2,362

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2024 (in thousands):

	June 30, 2024
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

____________________________________________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2024 and December 31, 2023 (in thousands):

			Fair Value Measurements at
			June 30, 2024
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$976	$-	$-	$976
Loans held for sale	10,062	10,255	-	10,255	-
Loans receivable, net	593,775	575,560	-	-	575,560

Financial Liabilities
Deposits	576,441	582,126	354,099	-	228,027
FHLB long-term borrowings	14,955	14,929	-	-	14,929
Subordinated debt	22,000	21,339	-	-	21,339

			Fair Value Measurements at
			December 31, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$1,912	$1,981	$-	$-	$1,981
Loans held for sale	60,380	62,072	-	62,072	-
Loans receivable, net	603,349	584,842	-	-	584,842

Financial Liabilities
Deposits	631,699	636,946	415,855	-	221,091
FHLB long-term borrowings	29,022	29,001	-	-	29,001
Subordinated debt	21,957	20,666	-	-	20,666

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

At June 30, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The abstract company offers title abstract services primarily in the Lehigh Valley region of Pennsylvania. As of June 30, 2024, the real estate company was inactive. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. All significant intercompany balances and transactions have been eliminated.

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

There were no changes made to the Company's internal control over financial reporting that occurred during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

General. The Company’s total assets at June 30, 2024 were $701.9 million, a decrease of $52.2 million, or 6.9%, from $754.1 million at December 31, 2023. This decrease in total assets was primarily due to a decrease in loans held for sale of $26.4 million, or 72.4%, and a $23.9 million, or 3.9%, decrease in loans receivable, net. Partially offsetting the decrease in total assets was a $17.6 million, or 30.3%, increase in cash and cash equivalents, a $662,000, or 18.9%, increase in accrued interest receivable, a $624,000, or 42.3%, increase in investment in Federal Home Loan Bank stock, at cost, and a $135,000, or 5.1%, increase in premises and equipment, net. Contributing to the $17.6 million increase in cash and cash equivalents were the proceeds from the sale of loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $17.6 million, or 30.3%, from $58.0 million at December 31, 2023 to $75.6 million at June 30, 2024, with the expectation that excess liquidity will be used to fund loans. Contributing to the $17.6 million increase in cash and cash equivalents were the proceeds from the sale related to the sale of loans held for sale.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.0 million, or 52.3%, from $1.9 million at December 31, 2023 to $912,000 at June 30, 2024 as four interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the six months ended June 30, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $321,000, or 13.7%, from $2.3 million at December 31, 2023 to $2.0 million at June 30, 2024, due primarily to the principal repayments on these securities during the six months ended June 30, 2024.

Loans Held for Sale. Loans held for sale decreased $26.4 million, or 72.4%, from $36.4 million at December 31, 2023 to $10.1 million at June 30, 2024 as the Bank originated $51.6 million in equipment loans held for sale and sold $71.6 million of equipment loans during the six months ended June 30, 2024. Contributing to the decrease in loans held for sale was $8.5 million of loan amortization and prepayments. On March 29, 2024, the Bank transferred $4.4 million of equipment loans held for sale into loans receivable as part of the discontinued operations of OCH. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $64.0 million of one-to-four family residential loans during the six months ended June 30, 2024 and sold $57.5 million of loans in the secondary market during this same period.

Loans Receivable, Net. Loans receivable, net, decreased $23.9 million, or 3.9%, to $593.8 million at June 30, 2024 from $617.7 million December 31, 2023. The largest decreases within the loan portfolio occurred in commercial business loans which decreased $27.1 million, or 19.0%, one-to-four family non-owner occupied loans which decreased $4.1 million, or 10.1%, and construction loans which decreased $2.9 million, or 8.3%. Partially offsetting these decreases were commercial real estate loans which increased $7.0 million, or 2.1%, one-to-four family owner occupied loans which increased $1.2 million, or 5.1%, and home equity loans which increased $71,000, or 1.2%.

Deposits. Total deposits decreased $55.3 million, or 8.8%, to $576.4 million at June 30, 2024 from $631.7 million at December 31, 2023. This decrease in deposits was primarily attributable to a decrease of $29.2 million, or 31.7%, in non-interest bearing checking accounts, a decrease of $28.1 million, or 27.0%, in interest bearing checking accounts, a decrease of $4.2 million, or 1.9%, in money market accounts, and a $155,000, or 18.5%, decrease in savings accounts. These decreases in deposits were partially offset by an increase of $6.5 million, or 3.0%, in certificates of deposit. The decreases in non-interest bearing and interest bearing checking accounts was primarily due to reduced correspondent banking activity.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $145.1 million, or 25.2% of total deposits at June 30, 2024.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $15.9 million, or 54.9%, to $45.0 million at June 30, 2024 from $29.0 million at December 31, 2023. During the six months ended June 30, 2024, the Company paid down $14.1 million of FHLB long-term borrowings and borrowed $30.0 million of FHLB short-term borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $2.9 million, or 6.0%, to $51.4 million at June 30, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the six months ended June 30, 2024 of $973,000, shares issued from authorized and unallocated of $2.4 million, amortization of stock awards and options under our stock compensation plans of $122,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $46,000, and other comprehensive income, net of $8,000. The increase in stockholders’ equity was partially offset by dividends paid of $654,000, and a $44,000 purchase of treasury stock. In addition, there was a $3.1 million, or 100.0%, decrease in noncontrolling interest from discontinued operations. The $2.5 million of shares issued from authorized and unallocated were due to two private placement offerings to two investors.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income amounted to $100,000 for the three months ended June 30, 2024, a decrease of $470,000, or 82.5%, compared to net income of $570,000 for the three months ended June 30, 2023. The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in interest income of $1.0 million, an increase in the provision for credit losses of $148,000, and an increase in interest expense of $133,000, partially offset by a decrease in the net provision for income taxes of $279,000, an increase in non-interest income of $261,000, a decrease in net loss from discontinued operations of $229,000, and a decrease in non-interest expense of $58,000.

Net Interest Income. Net interest income decreased $1.1 million, or 22.0% to $4.1 million for the three months ended June 30, 2024 from $5.2 million for the three months ended June 30, 2023. The decrease was driven by a $1.0 million, or 8.5%, decrease in interest income, and a $133,000, or 2.0%, increase in interest expense.

Interest Income. The $1.0 million, or 8.5%, decrease in interest income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $164.2 million from $769.5 million for the three months ended June 30, 2023 to $605.3 million for the three months ended June 30, 2024 and had the effect of decreasing interest income $2.5 million. This decrease was partially offset by a $98.1 million increase in the average balance of due from banks – interest earning, which increased from $5.8 million for the three months ended June 30, 2023 to $103.9 million for the three months ended June 30, 2024, and had the effect of increasing interest income $1.1 million, and a 127 basis point increase in the average yield on due from banks – interest earning from 4.53% for the three months ended June 30, 2023 to 5.80% for the three months ended June 30, 2024, and had the effect of increasing interest income $330,000.

Interest Expense. The $133,000, or 2.0%, increase in interest expense for the three months ended June 30, 2024 over the comparable period in 2023 was driven by a $1.7 million, or 39.0%, increase in interest on deposits, primarily attributable to an increase in the average balance of interest-bearing checking accounts which increased from $38.1 million for the three months ended June 30, 2023 to $120.2 million for the three months ended June 30, 2024, and had the effect of increasing interest expense by $855,000. Also contributing to the increase in interest expense was a 117 basis point increase in average rate of certificates of deposit, which increased from 2.89% for the three months ended June 30, 2023 to 4.06% for the three months ended June 30, 2024, and had the effect of increasing interest expense by $654,000. Also contributing to the increase in interest expense was a 44 basis point increase in the rate on average money market accounts which increased from 4.10% for the three months ended June 30, 2023 to 4.54% for the three months ended June 30, 2024 and had the effect of increasing interest expense by $234,000. Partially offsetting these increases in interest expense for the three months ended June 30, 2024 was a $1.5 million, or 100.0%, decrease in the interest on Federal Home Loan Bank short-term borrowings due to a $109.0 million, or 99.1%, decrease in the average balance of Federal Home Loan Bank short-term borrowings which decreased from $108.9 million for the three months ended June 30, 2023 to $989,000 million for the three months ended June 30, 2024. The average interest rate spread decreased from 2.05% for the three months ended June 30, 2023 to 1.57% for the three months ended June 30, 2024 while the net interest margin decreased from 2.65% for the three months ended June 30, 2023 to 2.28% for the three months ended June 30, 2024.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$103,930	$1,507	5.80%	$5,834	$66	4.53%
Investment in interest-earning time deposits	912	9	3.95	2,646	34	5.14
Investment securities available for sale	2,141	39	7.29	2,775	38	5.48
Loans receivable, net (1) (2)	605,337	9,317	6.16	769,531	11,647	6.05
Investment in FHLB stock	1,084	25	9.59	6,512	128	7.86
Total interest-earning assets	713,404	10,897	6.11%	787,298	11,913	6.05%
Non-interest-earning assets	15,585			21,438
Total assets	$728,989			$808,736
Interest-bearing liabilities:
Savings accounts	$805	$1	0.50%	$1,418	$1	0.28%
Money market accounts	215,795	2,450	4.54	234,834	2,407	4.10
Checking accounts	120,215	1,448	4.82	38,141	456	4.78
Certificate of deposit accounts	223,755	2,269	4.06	218,163	1,575	2.89
Total deposits	560,570	6,168	4.40	492,556	4,439	3.60
FHLB short-term borrowings	989	-	-	109,890	1,500	5.45
FHLB long-term borrowings	17,054	167	3.92	44,418	354	3.19
FRB long-term borrowings	-	-	-	756	9	4.76
Subordinated debt	22,002	488	8.89	21,772	388	7.13
Total interest-bearing liabilities	600,615	6,823	4.54%	669,392	6,690	4.00%
Non-interest-bearing liabilities	77,328			93,568
Total liabilities	677,943			762,960
Stockholders’ Equity	51,046			45,776
Total liabilities and Stockholders’ Equity	$728,989			$808,736
Net interest-earning assets	$112,789			$117,906
Net interest income; average interest rate spread		$4,074	1.57%		$5,.223	2.05%
Net interest margin (3)			2.28%			2.65%
Average interest-earning assets to average interest-bearing liabilities			118.78%			117.61%

________________________

(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $148,000, or 78.3%, increase in the provision for credit losses for the three months ended June 30, 2024 over the three months ended June 30, 2023 was due to an increase in the amount of non-performing loans. There was a recovery of $41,000, compared to a recovery of $189,000 for the three months ended June 30, 2023. There were two individually evaluated loans for the three months ended June 30, 2024, which increased the provision for credit losses by $640,000.

Non-Interest Income. The $261,000, or 25.0%, increase in non-interest income for the three months ended June 30, 2024 over the comparable period in 2023 was primarily attributable to a $196,000, or 445.5%, increase in other fees and service charges, a $124,000, or 28.4%, increase in net gain on sale of loans, a $57,000, or 45.2%, increase in mortgage banking, equipment lending, and title abstract fees, and a $16,000, or 10.0%, increase in insurance commissions. These increases were partially offset by a $103,000, or 51.2%, decrease in gain on sale of SBA loans, and a $32,000, or 66.7%, decrease in real estate sales commissions, net. The increase in net gain on sale of loans was due to the sale of mortgage loans during the three months ended June 30, 2024.

Non-Interest Expense. Total non-interest expense decreased $58,000, or 1.1%, from $5.3 million for the three months ended June 30, 2023 to $5.2 million for the three months ended June 30, 2024, primarily due to a $175,000, or 31.4%, decrease in other expense, a $77,000, or 32.1%, decrease in FDIC deposit insurance assessment, a $52,000, or 51.0%, decrease in directors’ fees and expenses, a $37,000, or 19.2%, decrease in professional fees, and a $10,000, or 12.1%, decrease in advertising expense. The decrease in non-interest expense was partially offset by a $125,000, or 3.5%, increase in salaries and employee benefits expense, a $102,000, or 48.8%, increase in data processing expense, and a $66,000, or 18.9%, increase in occupancy and equipment expense.

Provision for Income Tax. The provision for income tax decreased $279,000, or 77.1%, from $362,000 for the three months ended June 30, 2023 to $83,000 for the three months ended June 30, 2024 due primarily to a decrease in pre-tax income and an increase in the effective tax rate which was driven by the increase in state taxes related to subsidiary activity in various states.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income amounted to $973,000 for the six months ended June 30, 2024, a decrease of $160,000, or 14.1%, compared to net income of $1.1 million for the six months ended June 30, 2023. The decrease in net income on a comparative six-month basis was primarily the result of an increase in interest expense of $1.3 million, an increase in the provision for credit losses of $892,000, an increase in net loss from discontinued operations of $272,000, an increase in the net provision for income taxes of $120,000, and an increase in non-interest expense of $15,000, partially offset by an increase in non-interest income of $2.2 million, and an increase in interest income of $197,000.

Net Interest Income.  Net interest income decreased $1.1 million, or 10.2% to $9.5 million for the six months ended June 30, 2024 from $10.6 million for the six months ended June 30, 2023.  The decrease was driven by a $1.3 million, or 10.4%, increase in interest expense, partially offset by a $197,000, or 0.9%, increase in interest income.

Interest Income. The $197,000, or 0.9%, increase in interest income was primarily due to a 202 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 4.92% for the six months ended June 30, 2023 to 6.94% for the six months ended June 30, 2024, and had the effect of increasing interest income $2.0 million. Also contributing to the increase in interest income was an $81.3 million increase in the average balance of due from banks – interest earning, which increased from $5.5 million for the six months ended June 30, 2023 to $86.8 million for the six months ended June 30, 2024, and had the effect of increasing interest income $1.8 million and an 83 basis point increase in the average yield on due from banks – interest earning which increased from 4.44% for the six months ended June 30, 2023 to 5.27% for the six months ended June 30, 2024, and had the effect of increasing interest income $365,000. These increases were partially offset by a decrease in the average balance of loans receivable, net, which decreased $130.1 million from $761.9 million for the six months ended June 30, 2023 to $631.9 million for the six months ended June 30, 2024 and had the effect of decreasing interest income $3.8 million.

Interest Expense. The $1.3 million, or 10.4%, increase in interest expense for the six months ended June 30, 2024 over the comparable period in 2023 was driven by a $3.9 million, or 48.1%, increase in interest on average deposits, primarily attributable to an increase in the average balance of interest-bearing checking accounts which increased from $79.3 million for the six months ended June 30, 2023 to $110.9 million for the six months ended June 30, 2024, and had the effect of increasing interest expense by $1.7 million. Also contributing to the increase in interest expense was an increase in the average rate on interest-bearing checking accounts to 5.04% that had the effect of increasing interest expense by $415,000. Also contributing to the increase in interest expense was a 135 basis point increase in the average rate on certificates of deposit, which increased from 2.64% for the six months ended June 30, 2023 to 3.99% for the six months ended June 30, 2024, and had the effect of increasing interest expense by $1.5 million. Also contributing to the increase in interest expense was a 68 basis point increase in the rate on average money market accounts which increased from 3.85% for the six months ended June 30, 2023 to 4.53% for the six months ended June 30, 2024 and had the effect of increasing interest expense by $736,000. Partially offsetting the increase in interest expense for the six months ended June 30, 2024 was a $2.8 million, or 100.0%, decrease in the interest on Federal Home Loan Bank short-term borrowings due to a $108.0 million, or 99.5%, decrease in the average balance of Federal Home Loan Bank short-term borrowings which decreased from $108.0 million for the six months ended June 30, 2023 to $495,000 for the six months ended June 30, 2024. The average interest rate spread decreased from 2.16% for the six months ended June 30, 2023 to 1.82% for the six months ended June 30, 2024 while the net interest margin decreased from 2.71% for the six months ended June 30, 2023 to 2.62% for the six months ended June 30, 2024.

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

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$86,762	$2,288	5.27%	$5,492	$122	4.44%
Investment in interest-earning time deposits	1,158	26	4.49	2,941	60	4.08
Investment securities available for sale	2,220	77	6.94	2,848	70	4.92
Loans receivable, net (1) (2)	631,881	20,550	6.50	761,947	22,332	5.86
Investment in FHLB stock	1,198	78	13.02	6,578	238	7.21
Total interest-earning assets	723,219	23,019	6.37%	779,806	22,822	5.85%
Non-interest-earning assets	17,735			22,041
Total assets	$740,954			$801,847
Interest-bearing liabilities:
Savings accounts	$863	$1	0.23%	$1,489	$1	0.13%
Money market accounts	216,519	4,906	4.53	242,275	4,667	3.85
Checking accounts	110,912	2,796	5.04	31,590	713	4.51
Certificate of deposit accounts	222,937	4,451	3.99	214,072	2,824	2.64
Total deposits	551,231	12,154	4.41	489,426	8,205	3.35
FHLB short-term borrowings	495	-	-	108,506	2,800	5.16
FHLB long-term borrowings	21,061	409	3.88	48,116	631	2.62
FRB long-term borrowings	-	-	-	865	19	4.39
Subordinated debt	21,991	972	8.84	17,039	604	7.09
Total interest-bearing liabilities	594,778	13,535	4.55%	663,952	12,259	3.69%
Non-interest-bearing liabilities	95,851			92,129
Total liabilities	690,629			756,081
Stockholders’ Equity	50,325			45,766
Total liabilities and Stockholders’ Equity	$740,954			$801,847
Net interest-earning assets	$128,441			$115,854
Net interest income; average interest rate spread		$9,484	1.82%		10,563	2.16%
Net interest margin (3)			2.62%			2.71%
Average interest-earning assets to average interest-bearing liabilities			121.59%			117.45%

Provision for Credit Losses. The $892,000, or 439.4%, increase in the provision for credit losses for the six months ended June 30, 2024 over the six months ended June 30, 2023 was due to an increase in the amount of non-performing loans. There were three individually evaluated loans which increased the provision for credit losses by $654,000.

Non-Interest Income. The $2.2 million, or 108.4%, increase in non-interest income for the six months ended June 30, 2024 over the comparable period in 2023 was primarily attributable to a $1.4 million gain on sale of Oakmont Capital Holdings, LLC, a $667,000, or 80.6%, increase in net gain on sale of loans, a $324,000, or 228.2%, increase in other fees and service charges, a $127,000, or 48.3%, increase in mortgage banking, equipment lending, and title abstract fees, and a $32,000, or 10.8%, increase in insurance commissions. These increases were partially offset by a $142,000 or 97.9%, decrease in net loan servicing income, a $124,000, or 49.4%, decrease in gain on sale of SBA loans, and a $52,000, or 72.2%, decrease in real estate sales commissions, net.

Non-Interest Expense. Total non-interest expense increased $15,000, or 0.1%, from $10.3 million for the six months ended June 30, 2023 to $10.4 million for the six months ended June 30, 2024, primarily due to a $211,000, or 3.0%, increase in salaries and employee benefits expense, and a $148,000, or 34.8%, increase in data processing expense. The increase in non-interest expense was partially offset by a $136,000, or 28.8%, decrease in FDIC deposit insurance assessment, a $106,000, or 51.2%, decrease in directors’ fees and expenses, a $44,000, or 12.9%, decrease in professional fees, a $26,000, or 3.8%, decrease in occupancy and equipment expense, and a $26,000, or 2.9%, decrease in other expense. The decrease in directors’ fees and expenses was primarily due to a reduction in directors’ fees for the six months ended June 30, 2024.

Provision for Income Tax. The provision for income tax increased $120,000, or 19.6%, from $613,000 for the six months ended June 30, 2023 to $733,000 for the six months ended June 30, 2024 due primarily to an increase in pre-tax income, partially offset by an increase in the effective tax rate, similar to the quarter, which was driven by the increase in state taxes related to subsidiary activity in various states.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At June 30, 2024, the Company's cash and cash equivalents amounted to $75.6 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2024, Quaint Oak Bank had outstanding commitments to originate loans of $37.3 million, commitments under unused lines of credit of $62.3 million, and $2.5 million under standby letters of credit.

At June 30, 2024, certificates of deposit scheduled to mature in one year or less totaled $121.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of June 30, 2024, we had $45.0 million of borrowings from the FHLB and had $294.9 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of June 30, 2024, Quaint Oak Bank had $14.1 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2024 (dollars in thousands).

June 30, 2024
(Dollars in thousands)

Cash and cash equivalents	$75,575
Unpledged investment securities, amortized cost	2,020
FHLB advance availability	294,915
Federal Reserve discount window availability	14,131
Total primary and secondary sources of available liquidity	$386,641

Total stockholders’ equity increased $2.9 million, or 6.0%, to $51.4 million at June 30, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the six months ended June 30, 2024 of $973,000, shares issued from authorized and unallocated of $2.4 million, amortization of stock awards and options under our stock compensation plans of $122,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $46,000, and other comprehensive income, net of $8,000. The increase in stockholders’ equity was partially offset by dividends paid of $654,000, and a $44,000 purchase of treasury stock. In addition, there was a $3.1 million, or 100.0%, decrease in noncontrolling interest from discontinued operations. The $2.5 million of shares issued from authorized and unallocated were due to two private placement offerings to two investors.

For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At June 30, 2024, Quaint Oak Bank exceeded each of its capital requirements with ratios of 9.59%, 12.64%, 12.64% and 13.89%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At June 30, 2024, we had unfunded commitments under lines of credit of $62.3 million, $37.3 million of commitments to originate loans, and $2.5 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was $11,000 at June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s repurchases of its common stock made during the quarter ended June 30, 2024 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 – April 30, 2024	2,567	10.55	-	24,375
May 1, 2024 – May 31, 2024	1,676	10.10	-	24,375
June 1, 2024 – June 30, 2024	-	-	-	24,375
Total	4,243	10.37	-	24,375

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

Date: August 14, 2024	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: August 14, 2024	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer