Form 10-Q
period 2024-09-30
QUAINT OAK BANCORP INC
filed 2024-11-14
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ (Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2024, 2,633,465 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2024	2023
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$366	$767
Due from banks, interest-bearing	60,976	57,239
Cash and cash equivalents	61,342	58,006
Investment in interest-earning time deposits	912	1,912
Investment securities available for sale	1,841	2,341
Loans held for sale	70,855	36,448
Loans receivable, net of allowance for credit losses (2024 $6,897; 2023 $6,758)	547,303	617,701
Accrued interest receivable	4,401	3,502
Investment in Federal Home Loan Bank stock, at cost	1,854	1,474
Bank-owned life insurance	4,416	4,329
Premises and equipment, net	2,931	2,656
Goodwill	515	515
Other intangible, net of accumulated amortization	89	125
Prepaid expenses and other assets	5,146	5,134
Assets from discontinued operations	-	19,975
Total Assets	$701,605	$754,118
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$68,459	$92,215
Interest-bearing	514,960	539,484
Total deposits	583,419	631,699
Federal Home Loan Bank short-term borrowings	35,000	-
Federal Home Loan Bank long-term borrowings	3,855	29,022
Subordinated debt	22,000	21,957
Accrued interest payable	508	541
Advances from borrowers for taxes and insurance	2,874	3,730
Accrued expenses and other liabilities	2,554	2,438
Liabilities from discontinued operations	-	13,166
Total Liabilities	650,210	702,553
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 and 2,895,675 issued as of September 30, 2024 and December 31, 2023, respectively; 2,633,374 and 2,407,048 outstanding at September 30, 2024 and December 31, 2023, respectively	31	29
Additional paid-in capital	22,904	20,299
Treasury stock, at cost: 475,619 and 488,627 shares at September 30, 2024 and December 31, 2023, respectively	(3,502)	(3,568)
Accumulated other comprehensive income (loss)	1	(10)
Retained earnings	31,961	31,741
Total Stockholders' Equity	$51,395	$48,491
Noncontrolling interest from discontinued operations	-	3,074
Total Stockholders’ Equity	51,395	51,565
Total Liabilities and Stockholders’ Equity	$701,605	$754,118

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Interest and Dividend Income
Interest on loans, including fees	$9,895	$10,851	$30,445	$33,183
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	577	260	3,046	750
Total Interest and Dividend Income	10,472	11,111	33,491	33,933

Interest Expense
Interest on deposits	5,641	5,068	17,795	13,273
Interest on Federal Home Loan Bank short-term borrowings	32	783	32	3,583
Interest on Federal Home Loan Bank long-term borrowings	62	372	471	1,003
Interest on Federal Reserve Bank long-term borrowings	-	11	-	30
Interest on subordinated debt	489	417	1,461	1,021
Total Interest Expense	6,224	6,651	19,759	18,910
Net Interest Income	4,248	4,460	13,732	15,023
Provision for Credit Losses – Loans	143	270	1,227	279
(Recovery of) Provision for Credit Losses – Unfunded Commitments	(20)	(13)	(9)	181
Total Provision for Credit Losses	123	257	1,218	460
Net Interest Income after Provision for Credit Losses	4,125	4,203	12,514	14,563

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	237	158	627	421
Real estate sales commissions, net	-	16	20	88
Insurance commissions	198	190	526	486
Other fees and services charges	116	154	582	296
Loan servicing income	2	2	5	148
Income from bank-owned life insurance	30	26	87	75
Net gain on sale of loans	503	381	1,998	1,208
Gain on the sale of SBA loans	124	95	251	346
Total Non-Interest Income	1,210	1,022	4,096	3,068

Non-Interest Expense
Salaries and employee benefits	3,483	3,301	10,818	10,424
Directors' fees and expenses	52	108	153	315
Occupancy and equipment	330	446	996	1,138
Data processing	321	311	894	737
Professional fees	26	255	323	597
FDIC deposit insurance assessment	158	197	494	669
Advertising	42	42	202	208
Amortization of other intangible	12	12	36	36
Other	500	473	1,368	1,367
Total Non-Interest Expense	4,924	5,145	15,284	15,491

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Income from continuing operations before income taxes	$411	$80	$1,326	$2,140
Income taxes	168	35	516	648
Net income from continuing operations	$243	$45	$810	$1,492
(Loss) income from discontinued operations	$-	$(417)	$564	$(852)
Income tax (benefit)	$-	$(117)	$158	$(238)
Net (loss) income from discontinued operations	$-	$(300)	$406	$(614)
Net Income (Loss)	$243	$(255)	$1,216	$878

Earnings per share from continuing operations - basic	$0.09	$0.02	$0.32	$0.68
(Loss) earnings per share from discontinued operations - basic	$-	$(0.13)	$0.15	$(0.28)
Earnings (loss) per share, net – basic	$0.09	$(0.11)	$0.47	$0.40
Average shares outstanding – basic	2,631,048	2,244,163	2,560,993	2,221,441
Earnings per share from continuing operations- diluted	$0.09	$0.02	$0.32	$0.66
(Loss) earnings per share from discontinued operations - diluted	$-	$(0.13)	$0.15	$(0.27)
Earnings (loss) per share, net - diluted	$0.09	$(0.11)	$0.47	$0.39
Average shares outstanding - diluted	2,631,048	2,260,176	2,560,993	2,255,315

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Net Income from Continuing Operations	$243	$45	$810	$1,492

Other Comprehensive Income (Loss):
Unrealized gains on investment securities available-for-sale	4	1	14	12
Income tax effect	(1)	-	(3)	(3)
Other comprehensive income	3	1	11	9

Total Comprehensive Income	$246	$46	$821	$1,501
Comprehensive Income (Loss) from Discontinued Operations	$-	$(300)	$406	$(614)
Comprehensive Income (Loss) Attributable to Quaint Oak Bancorp, Inc.	$246	$(254)	$1,227	$887

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended September 30, 2024

	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

Treasury stock purchase	(333)			(4)			(4)

Reissuance of treasury stock under 401(k) Plan	4,418		16	29			45

Stock based compensation expense			60				60

Cash dividends declared ($0.13 per share)						(342)	(342)

Net income						243	243

Other comprehensive income, net					3		3

BALANCE – SEPTEMBER 30, 2024	2,633,374	$31	$22,904	$(3,502)	$1	$31,961	$51,395

For the Three Months Ended September 30, 2023

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
	(In thousands, except share and per share data)
BALANCE – JUNE 30, 2023	2,236,422	$28	$18,121	$(3,814)	$(16)	$31,440	$3,004	$48,763

Treasury stock purchase	(5,473)			(127)				(127)

Issued from authorized and unallocated	1,300		20					20

Reissuance of treasury stock under 401(k) Plan	9,699		90	62				152

Reissuance of treasury stock under stock incentive plan	31,103		212	201				413

Stock based compensation expense			61					61

Cash dividends declared ($0.13 per share)						(290)		(290)

Net loss						(255)	(399)	(654)

Other comprehensive income, net					1			1

BALANCE – SEPTEMBER 30, 2023	2,273,051	$28	$18,504	$(3,678)	$(15)	$30,895	$2,605	$48,339

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2024

	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Treasury stock purchase	(4,575)			(48)			(48)

Issued from authorized and unallocated	213,318	2	2,446				2,448

Reissuance of treasury stock under 401(k) Plan	8,583		35	56			91

Reissuance of treasury stock under stock incentive plan	9,000		(58)	58

Stock based compensation expense			182				182

Cash dividends declared ($0.39 per share)						(996)	(996)

Net income						1,216	1,216

Other comprehensive income, net					11		11

BALANCE – SEPTEMBER 30, 2024	2,633,374	$31	$22,904	$(3,502)	$1	$31,961	$51,395

For the Nine Months Ended September 30, 2023

	Common Stock				Accumulated
	Number of		Additional		Other			Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Interest	Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2022	2,167,613	$28	$17,906	$(3,992)	$(24)	$30,875	$4,289	$49,082

Treasury stock purchase	(22,327)			(433)				(433)

Issued from authorized and unallocated	1,300		20					20

Reissuance of treasury stock under stock incentive plan	40,225		155	258				413

Reissuance of treasury stock under 401(k) Plan	12,940		135	83				218

Reissuance of treasury stock for exercised stock options	73,300		123	406				529

Stock based compensation expense			165					165

Cash dividends declared ($0.39 per share)						(858)		(858)

Noncontrolling interest member distribution							(866)	(866)

Net income (loss)						878	(818)	60

Other comprehensive income, net					9			9

BALANCE – SEPTEMBER 30, 2023	2,273,051	$28	$18,504	$(3,678)	$(15)	$30,895	$2,605	$48,339
See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023
	(In Thousands)
Cash Flows from Operating Activities
Net income from continuing operations	$810	$1,492
Net income (loss) from discontinued operations	406	(614)
Net income	1,216	$878
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	1,218	460
Depreciation expense	433	384
Amortization, net	44	334
Accretion of deferred loan fees and costs, net	(411)	(587)
Stock-based compensation expense	182	165
Net gain on sale of loans	(1,998)	(1,208)
Loans held for sale-originations	(99,590)	(59,875)
Loans held for sale-proceeds	95,128	60,582
Transfer of loans from Oakmont Capital Holdings, LLC	4,388	-
Gain on the sale of SBA loans	(251)	(346)
Increase in the cash surrender value of bank-owned life insurance	(87)	(75)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(899)	154
Prepaid expenses and other assets	21	(610)
Accrued interest payable	(34)	171
Accrued expenses and other liabilities	116	(1,125)
Net Cash Used in Operating Activities of Continuing Operations	(524)	(698)
Net Cash Provided by Operating Activities of Discontinued Operations	27,962	36,454
Net Cash Provided by Operating Activities	27,438	35,756
Cash Flows from Investing Activities
Purchase of interest-earning time deposits	-	(1,780)
Redemption of interest-earning time deposits	1,000	3,451
Principal repayments of investment securities available for sale	514	501
Net increase (decrease) in loans receivable	8,980	(1,012)
Proceeds from the sale of Oakmont Capital Holdings, LLC	4,300	-
Purchase of Federal Home Loan Bank stock	(2,627)	(1,780)
Redemption of Federal Home Loan Bank stock	2,247	5,067
Purchase of premises and equipment	(708)	(576)
Net Cash Provided by Investing Activities	13,706	3,871
Net Cash Provided by Investing Activities of Discontinued Operations	-	1,727
Net Cash Provided by Investing Activities	13,706	5,598
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money markets, and savings accounts	(65,928)	19,504
Net increase in certificate accounts	17,648	22,588
Decrease in advances from borrowers for taxes and insurance	(856)	(774)
Repayments of Federal Home Loan Bank short-term borrowings	(30,000)	(119,700)
Proceeds from Federal Home Loan Bank short-term borrowings	65,000	61,500
Repayments of Federal Home Loan Bank long-term borrowings	(25,167)	(25,000)
Repayments of Federal Reserve Bank short-term borrowings	-	(7,000)
Net proceeds from subordinated debt	-	13,743
Dividends paid	(996)	(859)
Proceeds from the reissuance of treasury stock under 401(k) plan	91	218
Proceeds from shares issued from authorized and unallocated	2,448	434
Acquisition of treasury stock	(48)	(433)
Proceeds from the exercise of stock options	-	529

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023
	(In Thousands)
Net Cash Used in Financing Activities from Continuing Operations	$(37,808)	$(35,250)
Net Increase in Cash and Cash Equivalents	3,336	6,104
Cash and Cash Equivalents – Beginning of Year	58,006	4,433
Cash and Cash Equivalents – End of Year	$61,342	$10,537
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$19,792	$17,855
Cash payments for income taxes	$630	$2,566
Initial recognition of operating lease right-of use assets	$-	$1,563
Initial recognition of operating lease obligations	$-	$1,563
Transfer of loans held for investment to loans held for sale	$(60,862)	$-
Net increase in loans receivable from transfer of loans held for investment to loans held for sale	$60,862	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At September 30, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The abstract company offers title abstract services, primarily in the Lehigh Valley region of Pennsylvania. These companies began operation in July 2009. As of September 30, 2024, the real estate company was inactive. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. As of January 4, 2021, the Bank held a majority equity position in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania with a second significant facility located in Albany, Minnesota. On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2023 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2023 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2024 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718), amended the guidance in ASC 718 to add an example showing how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this new guidance on its financial statements.

Reclassifications. Certain items in the prior period consolidated financial statements have been reclassified to conform to the presentation in the current period consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements. The reclassifications had no effect on net income or stockholders’ equity.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations

On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. The decision was based on a number of strategic priorities and other factors. As a result of this action, the Company classified the operations of OCH as discontinued operations under ASC 205-20. The Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows present discontinued operations for the current period and retrospectively for prior periods.

No assets or liabilities for OCH were held at September 30, 2024. The following is a summary of the assets and liabilities of the discontinued operations of OCH at December 31, 2023 (in thousands):

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except for share data)
Interest and Dividend Income
Interest on loans, including fees	$-	$145	$70	$423
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	-	-	-	-
Total Interest and Dividend Income	-	145	70	423

Interest Expense
Interest on other borrowings	-	434	295	1,376
Total Interest Expense	-	434	295	1,376
Net Interest Loss	-	(289)	(225)	(953)

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	-	281	404	1,390
Other fees and services charges	-	254	197	556
Net loan servicing income	-	801	726	3,008
Net gain on sale of loans	-	671	366	1,796
Gain on sale of OCH (1)	-	-	1,378	-
Total Non-Interest Income	-	2,007	3,071	6,750

Non-Interest Expense
Salaries and employee benefits	-	1,995	1,681	5,741
Occupancy and equipment	-	212	219	608
Professional fees	-	22	31	81
Advertising	-	36	146	306
Other	-	269	987	731
Total Non-Interest Expense	-	2,534	3,064	7,467
Total net loss from discontinued operations	$-	$(816)	$(218)	$(1,670)
Loss attributable to non-controlling interest	-	(399)	(782)	(818)
Net (loss) gain from discontinued operations	$-	$(417)	$564	$(852)

(1)    Gain on sale of OCH has been reclassified from prior periods from continuing operations to discontinued operations.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the three months ended September 30, 2023, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the nine months ended September 30, 2023, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss) Attributable to Quaint Oak Bancorp, Inc.	$243,000	$(255,000)	$1,216,000	$878,000

Weighted average shares outstanding – basic	2,631,048	2,244,163	2,560,993	2,221,441
Effect of dilutive common stock equivalents	-	16,013	-	33,874
Adjusted weighted average shares outstanding – diluted	2,631,048	2,260,176	2,560,993	2,255,315

Basic earnings per share from continuing operations(1)	$0.09	$0.02	$0.32	$0.68
Basic (loss) earnings per share from discontinued operations(1)	$-	$(0.13)	$0.15	$(0.28)
Basic (loss) earnings per share, net	$0.09	$(0.11)	$0.47	$0.40
Diluted earnings per share from continuing operations(1)	$0.09	$0.02	$0.32	$0.66
Diluted earnings (loss) per share from discontinued operations(1)	$-	$(0.13)	$0.15	$(0.27)
Diluted earnings per share, net	$0.09	$(0.11)	$0.47	$0.39

_________________

(1)  Earnings per share from continuing operations and discontinued operations for the nine months ended September 30, 2024 reflect the reclassification of the gain on sale of OCH.

Note 4 – Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$(2)	$(16)	$(10)	$(24)
Other comprehensive income	3	1	11	9
Balance at the end of the period	$1	$(15)	$1	$(15)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive loss by component for the three or nine months ended September 30, 2024 and 2023.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2024 and December 31, 2023 are summarized below (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,787	$-	$(2)	$1,785
Federal National Mortgage Association securities	54	2	-	56
Total available-for-sale-securities	$1,841	$2	$(2)	$1,841

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$2,281	$-	$(13)	$2,268
Federal National Mortgage Association securities	73	-	-	73
Total available-for-sale-securities	$2,354	$-	$(13)	$2,341

The amortized cost and fair value of mortgage-backed securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$1,841	$1,841
Total	$1,841	$1,841

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 (in thousands):

				September 30, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	6	$56	$-	$804	$(2)	$860	$(2)

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

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of September 30, 2024 and 2023.

There were no credit losses recognized during the three or nine months ended September 30, 2024 and 2023. There were no sales during the three or nine months ended September 30, 2024 and 2023.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate loans:
One-to-four family residential:
Owner occupied	$24,361	$22,885
Non-owner occupied	34,254	40,455
Total one-to-four family residential	58,615	63,340
Multi-family (five or more) residential	47,463	46,680
Commercial real estate	300,182	331,174
Construction	23,878	35,585
Home equity	5,507	6,162
Total real estate loans	435,645	482,941

Commercial business	118,783	142,220
Other consumer	49	69
Total Loans	554,477	625,230

Deferred loan fees and costs	(277)	(771)
Allowance for credit losses	(6,897)	(6,758)
Net Loans	$547,303	$617,701

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2024 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$5,782	$5,525	$5,222	$3,749	$1,648	$2,435	$-	$24,361
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$5,782	$5,525	$5,222	$3,749	$1,648	$2,435	$-	$24,361
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

One-to-four family residential non- owner occupied
Risk rating
Pass	$1,328	$1,926	$6,093	$11,623	$1,983	$11,301	$-	$34,254
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$1,328	$1,926	$6,093	$11,623	$1,983	$11,301	-	$34,254
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Multi-family residential
Risk rating
Pass	$5,313	$928	$14,280	$13,245	$4,096	$9,601	$-	$47,463
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$5,313	$928	$14,280	$13,245	$4,096	$9,601	$-	$47,463
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$14,004	$46,727	$100,710	$58,853	$25,952	$49,049	$4,321	$299,616
Special mention	-	-	333	-	-	-	-	333
Substandard	-	-	233	-	-	-	-	233
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$14,004	$46,727	$101,276	$58,853	$25,952	$49,049	$4,321	$300,182
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$2,862	$9,527	$5,916	$5,573	$-	$-	$-	$23,878
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$2,862	$9,527	$5,916	$5,573	$-	$-	$-	$23,878
Current period gross charge-offs	$-	$-	$-	$-	$-	$187	$-	$187

Home equity
Risk rating
Pass	$-	$377	$-	$116	$-	$177	$4,837	$5,507
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$377	$-	$116	$-	$177	$4,837	$5,507
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$16,882	$4,456	$53,023	$19,963	$3,486	$1,940	$14,485	$114,235
Special mention	-	-	-	379	591	-	139	1,109
Substandard	-	-	1,287	2,074	33	-	45	3,439
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$16,882	$4,456	$54,310	$22,416	$4,110	$1,940	$14,669	$118,783
Current period gross charge-offs	$234	$-	$618	$55	$-	$-	$-	$907

Other consumer
Risk rating
Pass	$49	$-	$-	$-	$-	$-	$-	$49
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$49	$-	$-	$-	$-	$-	$-	$49
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$46,220	$69,466	$185,244	$113,122	$37,165	$74,503	$23,643	$549,363
Special mention	-	-	333	379	591	-	139	1,442
Substandard	-	-	1,520	2,074	33	-	45	3,672
Doubtful	-	-	-	-	-	-	-	-
Total	$46,220	$69,466	$187,097	$115,575	$37,789	$74,503	$23,827	$554,477
Current period gross charge-offs	$234	$-	$618	$55	$-	$187	$-	$1,094

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

One-to-four family residential non-owner occupied
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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$1,062	$35	$122	$-	$-	$205	$4,738	$6,162
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$20,793	$69,913	$27,022	$4,324	$1,955	$1,109	$13,593	$138,709
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,242	323	-	3,511
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$20,793	$69,913	$28,967	$4,324	$3,197	$1,433	$13,593	$142,220
Current period gross charge-offs	$-	$29	$613	$97	$-	$-	$-	$739

Other consumer
Risk rating
Pass	$69	$-	$-	$-	$-	$-	$-	$69
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$69	$-	$-	$-	$-	$-	$-	$69
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Risk rating
Pass	$93,492	$233,467	$129,300	$40,556	$22,509	$65,518	$20,327	$619,521
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	1,946	-	1,293	2,470	-	5,709
Doubtful	-	-	-	-	-	-	-	-
Total	$93,492	$233,467	$131,246	$40,556	$23,802	$67,988	$20,327	$625,230
Current period gross charge-offs	$-	$29	$613	$231	$-	$2	$-	$875

The following table presents non-performing loans by classes of the loan portfolio as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$-	$-	$-	$449	$449
Commercial business	1,991	2,995	4,986	-	4,986
Total	$1,991	$2,995	$4,986	$449	$5,435

As part of the discontinued operations of OCH, the Bank retained approximately 60 loans totaling $4.4 million loans, which were classified as non-accrual. As of September 30, 2024, the value of these total $3.5 million, made up of approximately 38 loans.  The Bank continues to monitor these loans for collectability.

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

For the three and nine months ended September 30, 2024 and September 30, 2023 there was no interest income recognized on non-accrual loans on a cash basis. There was $124,000 and $279,000 of interest income foregone on non-accrual loans for the three and nine months ended September 30, 2024, respectively and $4,000 and $8,000 for the three and nine months ended September 30, 2023, respectively.

For the nine months ended September 30, 2024, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and nine months ended September 30, 2024 (in thousands):

	September 30, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended September 30, 2024 Allowance for credit losses:
Beginning balance	$179	$206	$801	$2,769	$459	$63	$2,916	$7,393
Charge-offs	-	-	-	-	(187)	-	(455)	(642)
Recoveries	-	-	-	-	-	-	3	3
Provision	(2)	(21)	53	(559)	(76)	(13)	761	143
Ending balance	$177	$185	$854	$2,210	$196	$50	$3,225	$6,897

For the Nine Months Ended September 30, 2024 Allowance for credit losses:
Beginning balance	$153	$219	$420	$2,784	$583	$61	$2,538	$6,758
Charge-offs	-	-	-	-	(187)	-	(907)	(1,094)
Recoveries	-	-	-	-	-	-	6	6
Provision	24	(34)	434	(574)	(200)	(11)	1,588	1,227
Ending balance	$177	$185	$854	$2,210	$196	$50	$3,225	$6,897

The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio classes for the three months ended September 30, 2024, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio classes for the nine months ended September 30, 2024, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the construction loan portfolio class for the nine months ended September 30, 2024, due primarily to decrease in loan balances and changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio classes for the nine months ended September 30, 2024, due primarily to changes in qualitative factors in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table presents the balance of collateral-dependent loans individually evaluated with the ACL by collateral type at September 30, 2024 (in thousands):

	September 30, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate		Construction	Home Equity	Commercial Business and Other Consumer		Total
Individually evaluated for impairment	$-	$-	$-	$233	(1)	$-	$-	$1,758	(2)	$1,991

(1)	Collateralized by real estate
(2)	Collateralized by business assets and equipment

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$1,486	$-	$22,875	$24,361
One-to-four family residential non-owner occupied	635	-	33,619	34,254
Multi-family residential	-	-	47,463	47,463
Commercial real estate	7,806	682	291,694	300,182
Construction	794	-	23,084	23,878
Home equity	491	-	5,016	5,507
Commercial business	100	4,753	113,930	118,783
Other consumer	-	-	49	49
Total	$11,312	$5,435	$537,730	$554,477

	December 31, 2023
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$136	$401	$22,348	$22,885
One-to-four family residential non-owner occupied	256	-	40,199	40,455
Multi-family residential	175	-	46,505	46,680
Commercial real estate	3,944	-	327,230	331,174
Construction	-	-	35,585	35,585
Home equity	403	-	5,759	6,162
Commercial business	-	-	142,220	142,220
Other consumer	-	-	69	69
Total	$4,914	$401	$619,915	$625,230

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

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at September 30, 2024 and 2023 was $89,000, and $125,000, respectively, which is net of accumulated amortization of $396,000 and $348,000, respectively. Amortization expense for both the three and nine months ended September 30, 2024 and 2023 amounted to approximately $12,000 and $36,000, respectively.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2024	December 31, 2023
Non-interest bearing checking accounts	$68,459	$92,216
Interest bearing checking accounts(1)	67,794	104,274
Savings accounts	605	841
Money market accounts(2)	213,069	218,525
Certificates of deposit	233,492	215,843
Total deposits	$583,419	$631,699

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately 11.6% and 16.5% of total deposits at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s interest bearing checking account totaled approximately $67.8 million and $104.3 million, respectively.

(2)

The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 25.7% and 23.7% of total deposits at September 30, 2024 and December 31, 2023, respectively. At both September 30, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $150.0 million.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$35,000	5.18%	$-	-%
Fixed rate borrowings maturing:
2024	$1,000	2.54%	$21,167	4.25%
2025	2,855	1.25	7,855	3.40
Total FHLB long-term debt	$3,855	1.59%	$29,022	4.02%

The balance of subordinated debt, net of unamortized debt issuance costs, was $22.0 million at both September 30, 2024 and December 31, 2023.

Note 10 – Stock Compensation Plans

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees who meet the eligibility requirements of the plan. The Bank may make cash contributions to the ESOP on a quarterly basis which are allocated to participant accounts on an annual basis.

During the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

Stock Incentive Plan – Share Awards

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

As of September 30, 2024 a total of 45,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 10,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Share Awards

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of September 30, 2024 and changes during the nine months ended September 30, 2024 is as follows:

	September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	45,000	$18.00
Granted	-	-
Vested	(9,000)	18.00
Forfeited	-	-
Unvested at the end of the period	36,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During both the three months ended September 30, 2024 and 2023, the Company recognized approximately $41,000 of compensation expense. During both the three months ended September 30, 2024 and 2023, the Company recognized a tax benefit of approximately $9,000. During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $122,000 and $115,000 of compensation expense, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized a tax benefit of approximately $26,000 and $24,000, respectively. As of September 30, 2024, approximately $587,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

Stock Incentive Plans – Stock Options

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

All incentive stock options issued under the 2013, 2018 and 2023 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

As of September 30, 2024, a total of 224,033 grants of stock options were outstanding under the 2013, 2018 and 2023 Stock Incentive Plans and 36,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Option and Stock Incentive Plans – Stock Options (Continued)

During both the three months ended September 30, 2024 and 2023, the Company recognized approximately $20,000 of compensation expense on stock options.  During both the three months ended September 30, 2024 and 2023, the Company recognized a tax benefit of approximately $1,000. During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $60,000 and $50,000 of compensation expense, respectively.  During the nine months ended September 30, 2024 and 2023, the Company recognized a tax benefit of approximately $4,000 and $3,000, respectively. As of September 30, 2024, approximately $292,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.6 years.

A summary of option activity under the Company’s 2013, 2018 and 2023 Stock Incentive Plans as of September 30, 2024 and changes during the nine months ended September 30, 2024 is as follows:

	September 30, 2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	8.6
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at end of period	224,033	$15.98	6.5
Exercisable at end of period	118,033	$14.36	4.8

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

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2024 (in thousands):

	September 30, 2024
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,785	$-	$1,785	$-
Federal National Mortgage Association mortgage- backed securities	56	-	56	-
Total investment securities available for sale	$1,841	$-	$1,841	$-
Total recurring fair value measurements	$1,841	$-	$1,841	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$1,078	$-	$-	$1,078
Total nonrecurring fair value measurements	$1,078	$-	$-	$1,078

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

	December 31, 2023
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$2,268	$-	$2,268	$-
Federal National Mortgage Association mortgage-backed securities	73	-	73	-
Total investment securities available for sale	$2,341	$-	$2,341	$-
Total recurring fair value measurements	$2,341	$-	$2,341	$-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2024 (in thousands):

	September 30, 2024
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$1,078	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2024 and December 31, 2023 (in thousands):

			Fair Value Measurements at
			September 30, 2024
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$968	$-	$-	$968
Loans held for sale	70,855	72,164	-	72,164	-
Loans receivable, net	547,303	530,511	-	-	530,511

Financial Liabilities
Deposits	583,419	590,778	349,928	-	240,850
FHLB long-term borrowings	3,855	3,848	-	-	3,848
Subordinated debt	22,000	21,519	-	-	21,519

			Fair Value Measurements at
			December 31, 2023
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$1,912	$1,981	$-	$-	$1,981
Loans held for sale	60,380	62,072	-	62,072	-
Loans receivable, net	603,349	584,842	-	-	584,842

Financial Liabilities
Deposits	631,699	636,946	415,855	-	221,091
FHLB long-term borrowings	29,022	29,001	-	-	29,001
Subordinated debt	21,957	20,666	-	-	20,666

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For cash and cash equivalents, accrued interest receivable, investment in FHLB stock, bank-owned life insurance, accrued interest payable, FHLB short term borrowings, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

Note 12 – Subsequent Event

Effective as of October 23, 2024 (the “Effective Date”), Quaint Oak Bancorp, Inc. entered into an Agreement for Purchase and Sale of Property (the “Agreement”) with Mountainseed Real Estate Services, LLC, a Georgia limited liability company (the “Buyer”). Pursuant to the Agreement, the Company agreed to sell to the Buyer property located at 1710 Union Boulevard, Allentown, Pennsylvania (the “Property”) for a purchase price of $2.9 million and the Buyer agreed to lease back the Property to the Bank. The Property is currently used in part as the Bank’s Lehigh Valley banking office, as administrative offices for several of the Bank’s subsidiary companies, and a portion of the Property is also subleased to a third-party real estate company.

The sale of the Property shall close (the “Closing”) on a date mutually acceptable to the Company and the Buyer within thirty (30) days after the expiration of a reasonable inspection period up to forty-five (45) days after the Effective Date of the Agreement granted to the Buyer to evaluate and study the Property, subject to extension.

Pursuant to the Agreement, the Buyer will, concurrently with the Closing, lease the Property to the Bank by execution of a lease and occupancy agreement in a form agreed to by the Company, the Buyer and the Bank. The Bank will continue to use the Property as an administrative office and will sublease a portion of the Property to the current tenant.

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

At September 30, 2024, the Bank has six wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Real Estate, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. The mortgage company offers mortgage banking primarily in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. The abstract company offers title abstract services primarily in the Lehigh Valley region of Pennsylvania. As of September 30, 2024, the real estate company was inactive. These companies began operation in July 2009. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. All significant intercompany balances and transactions have been eliminated.

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

There were no changes made to the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

General. The Company’s total assets at September 30, 2024 were $701.6 million, a decrease of $52.5 million, or 7.0%, from $754.1 million at December 31, 2023. This decrease in total assets was primarily due to a $70.4 million, or 11.4%, decrease in loans receivable, net of allowance for credit losses. Partially offsetting the decrease in total assets was a $34.4 million, or 94.4%, increase in loans held for sale, a $3.3 million, or 5.8%, increase in cash and cash equivalents, an $899,000, or 25.7%, increase in accrued interest receivable, a $380,000, or 25.8%, increase in investment in Federal Home Loan Bank stock, at cost, and a $275,000, or 10.4%, increase in premises and equipment, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.3 million, or 5.8%, from $58.0 million at December 31, 2023 to $61.3 million at September 30, 2024, with the expectation that excess liquidity will be used to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits decreased $1.0 million, or 52.3%, from $1.9 million at December 31, 2023 to $912,000 at September 30, 2024 as four interest-earning time deposits matured and were not renewed and one interest-earning time deposit was purchased during the nine months ended September 30, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $500,000, or 21.4%, from $2.3 million at December 31, 2023 to $1.8 million at September 30, 2024, due primarily to the principal repayments on these securities during the nine months ended September 30, 2024.

Loans Held for Sale. Loans held for sale increased $34.4 million, or 94.4%, from $36.4 million at December 31, 2023 to $70.9 million at September 30, 2024 as the Bank originated $51.5 million in equipment loans held for sale and sold $71.6 million of equipment loans during the nine months ended September 30, 2024. Partially offsetting this increase was $8.5 million of loan amortization and prepayments. On March 29, 2024, the Bank transferred $4.4 million of equipment loans held for sale into loans receivable as part of the discontinued operations of OCH. Additionally, the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $99.6 million of one-to-four family residential loans during the nine months ended September 30, 2024 and sold $93.1 million of loans in the secondary market during this same period. In the third quarter of 2024, management identified $51.0 million of commercial real estate loans and $9.9 million of SBA loans within the loan portfolio and transferred to loans held for sale at amortized cost which was less than fair value.

Loans Receivable, Net. Loans receivable, net, decreased $70.4 million, or 11.4%, to $547.3 million at September 30, 2024 from $617.7 million December 31, 2023. The largest decreases within the loan portfolio occurred in commercial real estate loans which decreased $31.0 million, or 9.4%, commercial business loans which decreased $23.4 million, or 16.5%, construction loans which decreased $11.7 million, or 32.9%, and one-to-four family non-owner occupied loans which decreased $6.2 million, or 15.3%. Partially offsetting these decreases were one-to-four family owner occupied loans which increased $1.5 million, or 6.4%, and multi-family residential which increased $783,000, or 1.7%.

Deposits. Total deposits decreased $48.3 million, or 7.6%, to $583.4 million at September 30, 2024 from $631.7 million at December 31, 2023. This decrease in deposits was primarily attributable to a decrease of $36.5 million, or 35.0%, in interest bearing checking accounts, a decrease of $23.8 million, or 25.8%, in non-interest bearing checking accounts, a decrease of $5.5 million, or 2.5%, in money market accounts, and a $236,000, or 28.1%, decrease in savings accounts. These decreases in deposits were partially offset by an increase of $17.6 million, or 8.2%, in certificates of deposit. The total decrease in interest bearing checking accounts was due to reduced correspondent banking activity.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $146.6 million, or 25.1% of total deposits at September 30, 2024.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $9.8 million, or 33.9%, to $38.9 million at September 30, 2024 from $29.0 million at December 31, 2023. During the nine months ended September 30, 2024, the Company borrowed $65.0 million of FHLB short-term borrowings, paid down $25.2 million of FHLB long-term borrowings, and paid down $30.0 million of FHLB short-term borrowings.

Stockholders’ Equity. Total stockholders’ equity from continuing operations increased $2.9 million, or 6.0%, to $51.4 million at September 30, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the nine months ended September 30, 2024 of $1.2 million, shares issued of $2.4 million, amortization of stock awards and options under our stock compensation plans of $182,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $91,000, and other comprehensive income, net of $11,000. The increase in stockholders’ equity was partially offset by dividends paid of $996,000, and $48,000 purchase of treasury stock. In addition, there was a $3.1 million, or 100.0%, decrease in noncontrolling interest from discontinued operations. The $2.4 million of shares issued were due to two private placement offerings to two investors.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income amounted to $243,000 for the three months ended September 30, 2024, an increase of $498,000, or 195.3%, compared to net loss of $255,000 for the three months ended September 30, 2023. The increase in net income on a comparative quarterly basis was primarily the result of a decrease in interest expense of $427,000, a decrease in net loss from discontinued operations of $300,000, a decrease in non-interest expense of $221,000, an increase in non-interest income of $188,000, and a decrease in the provision for credit losses of $134,000, partially offset by a decrease in interest income of $639,000, and an increase in the net provision for income taxes of $133,000.

Net Interest Income. Net interest income decreased $212,000, or 4.8% to $4.2 million for the three months ended September 30, 2024 from $4.5 million for the three months ended September 30, 2023. The decrease was driven by a $639,000, or 5.8%, decrease in interest income, partially offset by a $427,000, or 6.4%, decrease in interest expense.

Interest Income. The $639,000, or 5.8%, decrease in interest income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $114.7 million from $722.4 million for the three months ended September 30, 2023 to $607.6 million for the three months ended September 30, 2024 and had the effect of decreasing interest income $1.7 million. This decrease was partially offset by a 50 basis point increase in the average yield on loans receivable, net from 6.01% for the three months ended September 30, 2023 to 6.51% for the three months ended September 30, 2024, and had the effect of increasing interest income $767,000, and a $39.3 million increase in the average balance of due from banks – interest bearing, which increased from $6.6 million for the three months ended September 30, 2023 to $45.9 million for the three months ended September 30, 2024, and had the effect of increasing interest income $413,000.

Interest Expense. The $427,000, or 6.4%, decrease in interest expense for the three months ended September 30, 2024 over the comparable period in 2023 was driven by a $751,000, or 95.9%, decrease in the interest on Federal Home Loan Bank short-term borrowings due to a $52.4 million, or 97.1%, decrease in the average balance of Federal Home Loan Bank short-term borrowings which decreased from $54.0 million for the three months ended September 30, 2023 to $1.6 million for the three months ended September 30, 2024. Also contributing to the decreases in interest expense for the three months ended September 30, 2024 was $310,000, or 83.3%, decrease in the interest on Federal Home Loan Bank long-term borrowings due to a $33.7 million, or 81.0%, decrease in the average balance of Federal Home Loan Bank long-term borrowings which decreased from $41.7 million for the three months ended September 30, 2023 to $7.9 million for the three months ended September 30, 2024. Partially offsetting these decreases in interest expense for the three months ended September 30, 2024 was a $573,000, or 11.3%, increase in interest expense on deposits, primarily attributable to a 92 basis point increase in average rate of certificates of deposit, which increased from 3.35% for the three months ended September 30, 2023 to 4.27% for the three months ended September 30, 2024, and had the effect of increasing interest expense by $513,000. The average interest rate spread increased from 1.73% for the three months ended September 30, 2023 to 1.87% for the three months ended September 30, 2024 while the net interest margin increased from 2.42% for the three months ended September 30, 2023 to 2.58% for the three months ended September 30, 2024.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$45,870	$507	4.42%	$6,600	$69	4.18%
Investment in interest-earning time deposits	912	9	3.95	2,162	19	3.52
Investment securities available for sale	1,962	39	7.95	2,603	44	6.76
Loans receivable, net (1) (2)	607,648	9,895	6.51	722,371	10,851	6.01
Investment in FHLB stock	837	22	10.04	4,421	128	11.49
Total interest-earning assets	657,229	10,472	6.37%	738,157	11,111	6.02%
Non-interest-earning assets	15,370			19,980
Total assets	$672,599			$758,137
Interest-bearing liabilities:
Savings accounts	$642	$-	0.00%	$1,316	$1	0.31%
Money market accounts	212,229	2,437	4.59	226,765	2,505	4.42
Checking accounts	85,727	819	3.82	57,613	749	5.19
Certificate of deposit accounts	223,645	2,385	4.27	216,681	1,813	3.35
Total deposits	522,243	5,641	4.32	502,375	5,068	4.03
FHLB short-term borrowings	1,587	32	8.07	54,000	783	5.79
FHLB long-term borrowings	7,921	62	3.13	41,652	372	3.56
FRB long-term borrowings	-	-	-	759	11	5.80
Subordinated debt	22,000	489	8.89	21,842	417	7.64
Total interest-bearing liabilities	553,751	6,224	4.50%	620,628	6,651	4.29%
Non-interest-bearing liabilities	67,983			91,684
Total liabilities	621,734			712,312
Stockholders’ Equity	50,865			45,825
Total liabilities and Stockholders’ Equity	$672,599			$758,137
Net interest-earning assets	$103,478			$117,529
Net interest income; average interest rate spread		$4,248	1.87%		$4,460	1.73%
Net interest margin (3)			2.58%			2.42%
Average interest-earning assets to average interest-bearing liabilities			118.69%			118.94%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $134,000, or 52.1%, decrease in the provision for credit losses for the three months ended September 30, 2024 over the three months ended September 30, 2023 was due to a decrease in the average balance of loans receivable, net, partially offset by an increase in individually evaluated loans which increased the provision for credit losses by $259,000.

Non-Interest Income. The $188,000, or 18.4%, increase in non-interest income for the three months ended September 30, 2024 over the comparable period in 2023 was primarily attributable to a $122,000, or 32.0%, increase in net gain on sale of loans, a $79,000, or 50.0%, increase in mortgage banking, equipment lending, and title abstract fees, a $29,000, or 30.5%, increase in gain on sale of SBA loans, and an $8,000, or 4.2%, increase in insurance commissions. These increases were partially offset by a $38,000, or 24.7%, decrease in other fees and service charges, and a $16,000, or 100.0%, decrease in real estate sales commissions, net.

Non-Interest Expense. Total non-interest expense decreased $221,000, or 4.3%, from $5.1 million for the three months ended September 30, 2023 to $4.9 million for the three months ended September 30, 2024, primarily due to a $229,000, or 89.8%, decrease in professional fees, a $116,000, or 26.0%, decrease in occupancy and equipment expense, a $56,000, or 51.9%, decrease in directors’ fees and expenses, and a $39,000, or 19.8%, decrease in FDIC deposit insurance assessment. These decreases were partially offset by a $182,000, or 5.5%, increase in salaries and employee benefits expense, a $27,000, or 5.7%, increase in other expense, and a $10,000, or 3.2%, increase in data processing expense. The decrease in professional fees included a $98,000 recovery of legal fees due to a loan payoff.

Provision for Income Tax. The provision for income tax from continuing operations increased $133,000, or 380.0%, from $35,000 for the three months ended September 30, 2023 to $168,000 for the three months ended September 30, 2024 due primarily to an increase in taxable income from continuing operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General.  Net income amounted to $1.2 million for the nine months ended September 30, 2024, an increase of $338,000, or 38.5%, compared to net income of $878,000 for the nine months ended September 30, 2023.  The increase in net income on a comparative quarterly basis was primarily the result of a decrease in net loss from discontinued operations of $1.0 million, an increase in non-interest income of $1.0 million, a decrease in non-interest expense of $207,000, and a decrease in the net provision for income taxes from continuing operations of $132,000, partially offset by an increase in interest expense of $849,000, an increase in the provision for credit losses of $758,000, and a decrease in interest income of $442,000.

Net Interest Income. Net interest income decreased $1.3 million, or 8.6% to $13.7 million for the nine months ended September 30, 2024 from $15.0 million for the nine months ended September 30, 2023. The decrease was driven by an $849,000, or 4.5%, increase in interest expense, and a $442,000, or 1.3%, decrease in interest income.

Interest Income. The $442,000, or 1.3%, decrease in interest income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $123.7 million from $748.6 million for the nine months ended September 30, 2023 to $624.9 million for the nine months ended September 30, 2024 and had the effect of decreasing interest income $5.5 million. These decreases were partially offset by a 59 basis point increase in the yield on average loans receivable, net, including loans held for sale, which increased from 5.91% for the nine months ended September 30, 2023 to 6.50% for the nine months ended September 30, 2024, and had the effect of increasing interest income $2.7 million, and a $66.7 million increase in the average balance of due from banks – interest bearing, which increased from $6.1 million for the nine months ended September 30, 2023 to $72.7 million for the nine months ended September 30, 2024, and had the effect of increasing interest income $2.1 million, and a 93 basis point increase in the average yield on due from banks – interest bearing which increased from 4.20% for the nine months ended September 30, 2023 to 5.13% for the nine months ended September 30, 2024, and had the effect of increasing interest income $504,000.

Interest Expense. The $849,000, or 4.5%, increase in interest expense for the nine months ended September 30, 2024 over the comparable period in 2023 was driven by a $4.5 million, or 34.1%, increase in interest on average deposits. Also contributing to the increase in interest expense was a 51 basis point increase in the rate on average money market accounts which increased from 4.04% for the nine months ended September 30, 2023 to 4.55% for the nine months ended September 30, 2024 and had the effect of increasing interest expense by $828,000. Partially offsetting the increase in interest expense for the nine months ended September 30, 2024 was a $3.6 million, or 99.1%, decrease in the interest on Federal Home Loan Bank short-term borrowings due to an $89.3 million, or 99.0%, decrease in the average balance of Federal Home Loan Bank short-term borrowings which decreased from $90.1 million for the nine months ended September 30, 2023 to $861,000 for the nine months ended September 30, 2024. The average interest rate spread decreased from 2.03% for the nine months ended September 30, 2023 to 1.83% for the nine months ended September 30, 2024 while the net interest margin decreased from 2.62% for the nine months ended September 30, 2023 to 2.61% for the nine months ended September 30, 2024.

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

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$72,735	$2,796	5.13%	$6,068	$191	4.20%
Investment in interest-earning time deposits	1,075	35	4.34	2,678	80	3.98
Investment securities available for sale	2,133	116	7.25	2,765	114	5.50
Loans receivable, net (1) (2)	624,873	30,445	6.50	748,578	33,183	5.91
Investment in FHLB stock	1,077	99	12.26	5,850	365	8.32
Total interest-earning assets	701,893	33,491	6.36%	765,939	33,933	5.91%
Non-interest-earning assets	17,238			21,143
Total assets	$719,131			$787,082
Interest-bearing liabilities:
Savings accounts	$788	$1	0.17%	$1,431	$2	0.19%
Money market accounts	215,079	7,344	4.55	236,754	7,172	4.04
Checking accounts	102,486	3,615	4.70	40,328	1,461	4.83
Certificate of deposit accounts	223,175	6,835	4.08	214,951	4,638	2.88
Total deposits	541,528	17,795	4.38	493,464	13,273	3.59
FHLB short-term borrowings	861	32	4.96	90,137	3,583	5.30
FHLB long-term borrowings	16,649	471	3.77	45,938	1,003	2.91
FRB long-term borrowings	-	-	-	829	30	4.83
Subordinated debt	21,995	1,461	8.86	18,657	1,021	7.30
Total interest-bearing liabilities	581,033	19,759	4.53%	649,025	18,910	3.88%
Non-interest-bearing liabilities	87,561			92,270
Total liabilities	668,594			741,295
Stockholders’ Equity	50,537			45,788
Total liabilities and Stockholders’ Equity	$719,131			$787,083
Net interest-earning assets	$120,860			$116,914
Net interest income; average interest rate spread		$13,732	1.83%		15,023	2.03%
Net interest margin (3)			2.61%			2.62%
Average interest-earning assets to average interest-bearing liabilities			120.80%			118.01%

_______________________

(1)        Includes loans held for sale.

(2)        Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)        Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $758,000, or 164.8%, increase in the provision for credit losses for the nine months ended September 30, 2024 over the nine months ended September 30, 2023 was due to an increase in the amount of non-performing loans. There were nineteen individually evaluated loans which increased the provision for credit losses by $913,000. This increase was partially offset by a decrease in the average balance of loans receivable, net.

Non-Interest Income. The $1.0 million, or 33.5%, increase in non-interest income for the nine months ended September 30, 2024 over the comparable period in 2023 was primarily attributable to a $790,000, or 65.4%, increase in net gain on sale of loans, a $286,000, or 96.6%, increase in other fees and services charges, a $206,000, or 48.9%, increase in mortgage banking, equipment lending, and title abstract fees, and a $40,000, or 8.2%, increase in insurance commissions. These increases were partially offset by a $143,000 or 96.6%, decrease in net loan servicing income, a $95,000, or 27.5%, decrease in gain on sale of SBA loans, and a $68,000, or 77.3%, decrease in real estate sales commissions, net.

Non-Interest Expense. Total non-interest expense decreased $207,000, or 1.3%, from $15.5 million for the nine months ended September 30, 2023 to $15.3 million for the nine months ended September 30, 2024, primarily due to a $274,000, or 45.9%, decrease in professional fees, a $175,000, or 26.2%, decrease in FDIC deposit insurance assessment, a $162,000, or 51.4%, decrease in directors’ fees and expenses, and a $142,000, or 12.5%, decrease in occupancy and equipment expense. The decrease in directors’ fees and expenses was primarily due to a reduction in directors' Board meeting and committee meeting fees for the nine months ended September 30, 2024, compared to the prior year period. The decrease in non-interest expense was partially offset by a $394,000, or 3.8%, increase in salaries and employee benefits expense, and a $157,000, or 21.3%, increase in data processing expense.

Provision for Income Tax.  The provision for income tax on continuing operations decreased $132,000, or 20.4%, from $648,000 for the nine months ended September 30, 2023 to $516,000 for the nine months ended September 30, 2024 due primarily to a decrease in taxable income from continuing operations.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations. While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At September 30, 2024, the Company's cash and cash equivalents amounted to $61.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2024, Quaint Oak Bank had outstanding commitments to originate loans of $24.3 million, commitments under unused lines of credit of $64.9 million, and $1.7 million under standby letters of credit.

At September 30, 2024, certificates of deposit scheduled to mature in one year or less totaled $129.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of September 30, 2024, we had $38.9 million of borrowings from the FHLB and had $294.3 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of September 30, 2024, Quaint Oak Bank had $14.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

The Company identified one major interest bearing checking account deposit customer and one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer, that accounted for approximately 11.6% and 25.7% of total deposits at September 30, 2024, respectively. The combined outstanding balances of the two major deposit customers totaled approximately $217.8 million at September 30, 2024.  If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income.  The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

Any requirements that we increase our capital ratios or liquidity could require our seeking additional sources of capital through a capital raise that would necessitate issuing additional securities, which could dilute our outstanding shares of our common stock.  We may also liquidate certain assets, perhaps on terms that are unfavorable to us or contrary to our business plan.  In March 2024, we sold our 51% ownership interest in OCH, and recognized a $1.4 million gain on sale.  Quaint Oak Bank is in the process of closing a sale/leaseback transaction on its property that it owns at 1710 Union Blvd, Allentown, PA 18109.  For further discussion of the transaction, see Note 12  - Subsequent Event in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein. We may also raise capital through the issuance of preferred stock and senior or subordinated debt.

The Company and Quaint Oak Bank are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities, each of which may impose restrictions on our ability to pay dividends, repurchase shares or incur additional indebtedness.  As the subsidiary of a stock saving and loan holding company, Quaint Oak must file a notice with the appropriate Federal Reserve Bank at least 20 days before a proposed declaration of a dividend to the Company. Under applicable banking regulations, Quaint Oak Bank must file an application for FDIC approval of a capital distribution if: the total capital distributions for the calendar year exceed the sum of Quaint Oak Bank’s net income for that year to date plus the retained net income for the preceding two years; Quaint Oak Bank would not be at least adequately capitalized following the distribution; the distribution would violate any applicable statute, regulation, agreement or FDIC-imposed condition; or Quaint Oak Bank is not otherwise eligible for expedited treatment of its filings with the FDIC.  The inability to pay dividends from Quaint Oak Bank to the Company could negatively impact our ability to pay dividends to shareholders, pay interest on our debt or engage in stock repurchases. The Company currently is restricted in declaring or paying dividends, engaging in share repurchases or directly or indirectly, incurring, increasing, or guaranteeing any debt, including any interest payments due on subordinated debentures, without the prior written approval of the FRB. To date, the FRB has approved all requests to pay dividends and interest on subordinated debt, however, no assurance can be given that such approvals will be received in the future.

The following table summarizes the Company's primary and secondary sources of liquidity which were available at September 30, 2024 (dollars in thousands).

September 30, 2024
(Dollars in thousands)

Cash and cash equivalents	$61,342
Unpledged investment securities, amortized cost	1,841
FHLB advance availability	294,273
Federal Reserve discount window availability	14,756
Total primary and secondary sources of available liquidity	$372,212

Total stockholders’ equity from continuing operations increased $2.9 million, or 6.0%, to $51.4 million at September 30, 2024 from $48.5 million at December 31, 2023. Contributing to the increase was net income for the nine months ended September 30, 2024 of $1.2 million, shares issued of $2.4 million, amortization of stock awards and options under our stock compensation plans of $182,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $91,000, and other comprehensive income, net of $11,000. The increase in stockholders’ equity was partially offset by dividends paid of $996,000, and $48,000 purchase of treasury stock. In addition, there was a $3.1 million, or 100.0%, decrease in noncontrolling interest from discontinued operations. The $2.4 million of shares issued were due to two private placement offerings to two investors.

For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At September 30, 2024, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.49%, 12.64%, 12.64% and 13.89%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At September 30, 2024, we had unfunded commitments under lines of credit of $64.9 million, $24.3 million of commitments to originate loans, and $1.7 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was a recovery of $9,000 at September 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2024 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 – July 31, 2024	333	$10.65	-	24,375
August 1, 2024 – August 31, 2024	-	-	-	24,375
September 1, 2024 – September 30, 2024	-	-	-	24,375
Total	333	$10.65	-	24,375

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

Date: November 14, 2024	By:	/s/ Robert T. Strong
Robert T. Strong President and Chief Executive Officer

Date: November 14, 2024	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer