Form 10-K
period 2024-12-31
QUAINT OAK BANCORP, INC.
filed 2025-03-28
CIK 1391933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐          No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $10.77 on June 30, 2024, the last day of the Registrant’s second quarter was $19.0 million (2,629,289 shares outstanding less 868,011 shares held by affiliates at $10.77 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 25, 2025: 2,627,323

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2024 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business.

General

Quaint Oak Bancorp, Inc., a Pennsylvania corporation headquartered in Southampton, Pennsylvania, was organized in 2007 as the holding company for Quaint Oak Bank. Quaint Oak Bank, originally incorporated in 1926, converted from a Pennsylvania chartered building and loan association to a Pennsylvania chartered mutual savings bank named Quaint Oak Savings Bank in January 2000 and converted to a stock savings bank in July 2007. Following its mutual to stock conversion, Quaint Oak Bank shifted its focus to commercial and business customers. Quaint Oak Bank is headquartered in Southampton in Bucks County, Pennsylvania and operates through three banking locations: the main office location in Southampton, Pennsylvania and regional banking offices in Allentown, located in the Lehigh Valley area of Pennsylvania, and a Philadelphia, Pennsylvania location. The Bank also has a mortgage office in Philadelphia and an insurance agency in Southampton, Pennsylvania. Quaint Oak Bank, through its subsidiary companies, conducts mortgage banking, multi-state specialty commercial real estate financing, title abstract and insurance businesses. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC, a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

As of December 31, 2024, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania. As of December 31, 2024, Quaint Oak Bancorp had $685.2 million of total assets, $553.3 million of total deposits and $52.6 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 7.7% of total assets as of December 31, 2024.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in commercial real estate loans, commercial business loans, one-to-four family residential non-owner occupied loans, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. In addition, Quaint Oak Bank offers mortgage banking, multi-state specialty commercial real estate financing, title abstract and insurance services through its subsidiary companies. Quaint Oak Mortgage provides a variety of mortgage loans, including conventional, FHA, VA, and USDA loans almost all of which are underwritten to GSE-guidelines for sale in the secondary market. Oakmont Commercial specializes in providing loans for commercial real estate purchases, refinancing, and development projects to small businesses primarily on the East Coast and generally in the Mid- Atlantic and Southeast. Oakmont Commercial focuses on originations of small dollar, low loan-to-value, high yield, primarily owner-occupied commercial real estate collateralized loans to be sold in the secondary market to institutional and bank buyers. Quaint Oak Insurance offers comprehensive coverage, including home, auto, life, and business insurance. Quaint Oak Abstract offers title insurance. Quaint Oak Mortgage cross-sells products from Quaint Oak Bank’s title and insurance businesses, Quaint Oak Abstract and Quaint Oak Insurance, to its mortgage customers. Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

Quaint Oak Bank established international correspondent banking operations in March 2022 and developed partnerships with two international banking entities that utilized Quaint Oak Bank to help facilitate U.S. dollar payments. As of December 31, 2024, the international correspondent banking division had $57.9 million, or 10.5%, of deposits. Following the end of the fiscal year, Quaint Oak Bank exited one of the correspondent banking relationships and does not plan to add new partnerships, customers or new accounts until it strengthens its BSA program.

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

Quaint Oak Bank’s Lending Activities

General. At December 31, 2024, the net loan portfolio of Quaint Oak Bank amounted to $534.7 million, representing approximately 78.0% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. At December 31, 2024, commercial real estate loans amounted to $297.6 million, or 55.0% of its total loan portfolio. Commercial business loans totaled $114.9 million, or 21.1%, of the total loan portfolio at December 31, 2024. At December 31, 2024, one-to-four family residential loans amounted to $59.5 million or 11.0% of its total loan portfolio of which $33.6 million, or 6.2%, of the total loan portfolio consisted of non-owner occupied properties and $25.9 million, or 4.8%, of the total loan portfolio consisted of owner occupied properties. Multi-family residential loans totaled $45.4 million, or 8.4%, of the total loan portfolio at December 31, 2024. Construction loans totaled $18.3 million, or 3.4%, of the total loan portfolio at December 31, 2024. Home equity loans totaled $5.7 million, or 1.1%, of the total loan portfolio at December 31, 2024.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s capital which amounts to $11.6 million at December 31, 2024. At December 31, 2024, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $10.2 million, $9.6 million, $9.0 million, $8.4 million, and $7.5 million. The loans consisted of two commercial business loans, two multi-family residential loans, and one commercial real estate loan. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2024.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2024		2023
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential(1):
Owner occupied	$25,927	4.8%	$22,885	3.7%
Non-owner occupied	33,573	6.2	40,455	6.5
Total one-to-four family residential loans	59,500	11.0	63,340	10.2

Multi-family (five or more) residential (2)	45,412	8.4	46,680	7.5
Commercial real estate (3)	297,627	55.0	331,174	52.9
Construction	18,320	3.4	35,585	5.7
Home equity loans (4)	5,739	1.1	6,162	1.0
Total real estate loans	426,598	78.9	482,941	77.3

Commercial business (5)	114,921	21.1	142,220	22.7
Other consumer	46	-	69	-
Total loans	541,565	100.0%	625,230	100.0%
Less:
Deferred loan fees and costs	(396)		(771)
Allowance for credit losses	(6,476)		(6,758)
Net loans	$534,693		$617,701

__________________________

(1)	Does not include mortgage loans held for sale of $6.1 million and $3.5 million at December 31, 2024 and 2023, respectively.
(2)	Does not include multi-family residential loans held for sale of $693,000 at December 31, 2024.
(3)	Does not include commercial real estate loans held for sale of $56.9 million at December 31, 2024.
(4)	Does not include home equity loans held for sale of $496,000 at December 31, 2024.
(5)	Does not include equipment loans held for sale of $56.9 million at December 31, 2023.

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

 All loans are presented to the loan committee for review. Quaint Oak Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the collateral that will secure the loan. Individual loan requests over $2.0 million, or loan requests that would increase the relationship over $2.0 million, must be approved by our President and Chief Executive Officer or our Chief Operating Officer. For individual loan requests over $3.0 million, or loan requests that would increase the relationship over $3.0 million, must be approved by the Bank’s President, Chief Operating Officer and Chief Executive Officer.

The following table shows our total loans and loans held for sale originated and repaid during the periods indicated.

	Year Ended December 31,
	2024	2023
	(In Thousands)
Loan balance, beginning of period:	$654,149	$748,140
Loan originations:
One-to-four family residential owner occupied (1)	141,675	83,453
One-to-four family residential non-owner occupied (1)	1,457	2,200
Multi-family residential	5,657	2,475
Commercial real estate	83,929	82,551
Construction	11,409	17,994
Home equity	972	4,736
Commercial business (2)	77,812	371,776
Other consumer	-	74
Total loan originations	322,911	565,259
Loans sold	(203,088)	(402,543)
Loan principal repayments	(168,126)	(249,178)
Total loans sold and principal repayments	(371,214)	(651,721)
Decreases due to other items, net (3)	(6,872)	(7,529)
Net decrease in loan portfolio	$(55,175)	$(93,991)
Loan balance, end of period:	$598,974	$654,149

____________________

(1)	Includes $134.3 million and $77.4 million of loans originated for sale in 2024 and 2023, respectively.
(2)	Includes $51.6 million and $263.8 million of equipment loans originated for sale in 2024 and 2023, respectively.
(3)	Other items consist of deferred fees and the allowance for credit losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2024, before giving effect to net items, and excluding loans held for sale. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$456	$3,302	$2,777	$25,885	$3,806	$80	$10,510	$46,816
After one year through three years	-	14,187	15,252	106,005	9,807	38	50,775	196,064
After three years through five years	-	6,082	6,298	73,266	519	826	42,642	129,633
After five years through 15 years	1,108	8,774	19,484	83,644	2,668	4,795	11,025	131,498
After 15 years	24,363	1,228	1,601	8,827	1,520	-	15	37,554
Total	$25,927	$33,573	$45,412	$297,627	$18,320	$5,739	$114,967	$541,565

The following table shows the dollar amount of our loans at December 31, 2024 due after December 31, 2025 as shown in the preceding table, which have fixed interest rates, or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$2,685	$22,786	$25,471
One-to-four family residential non-owner occupied	19,944	10,327	30,271
Multi-family residential	25,960	16,675	42,635
Commercial real estate	179,348	92,394	271,742
Construction	416	14,098	14,514
Home equity	1,062	4,597	5,659
Commercial business and other consumer	31,459	72,998	104,457
Total	$260,874	$233,875	$494,749

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

One-to-Four Family Residential Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. At December 31, 2024, $25.9 million, or 4.8%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans to be held in our loan portfolio. At December 31, 2024, $33.6 million, or 6.2%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale. Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards. Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights. For the year ended December 31, 2024, Quaint Oak Mortgage LLC originated $134.3 million of owner and non-owner occupied residential loans for sale and sold $131.4 million of these loans in the secondary market, realizing gains of $1.9 million. For the year ended December 31, 2023, Quaint Oak Mortgage LLC originated $77.4 million of owner and non-owner occupied residential loans for sale and sold $76.8 million of these loans in the secondary market.

Multi-Family Residential Loans. Quaint Oak Bank originates loans for multi-unit (five or more) residential properties. These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years. Generally, the loan-to-value ratio does not exceed 75%. These loans are underwritten with the same criteria and procedures as commercial real estate loans. At December 31, 2024, $45.4 million, or 8.4%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans. A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by commercial real estate. At December 31, 2024, $297.6 million, or 55.0% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area. At December 31, 2024, approximately 47.0% of total commercial real estate loans were owner occupied. In the third quarter of 2024, management identified $47.8 million of commercial real estate loans and $10.3 million of SBA loans within the loan portfolio and transferred to loans held for sale at amortized cost which was less than fair value.

It is generally our policy to lend in a first lien position on real property occupied as a commercial business property or mixed-use properties. However, in rare instances, we may take a second lien position if approved by the loan committee. Quaint Oak Bank offers fixed and variable rate mortgage loans with amortization not to exceed 25 years. Commercial real estate loans are limited to 75%, or less, of non-owner occupied residential loans, and 80%, or less, of owner occupied residential loans, of the appraised value, or sales price plus improvement costs of the secured real estate property, whichever is less. Commercial real estate loans are presented to the loan committee for review and approval, including analysis of the creditworthiness of the borrower. The loan committee reviews the cash flows from the property to determine if the proceeds will adequately cover debt service. Quaint Oak Bank uses a Debt Service Coverage Ratio (DSCR) of 1.20. We require the collection of various documents to verify income, including personal tax returns, business tax returns, and copies of current leases. Assignments of rents and leases as well as the requirement to provide annual updates of financial information and rent rolls are included in the loan documentation. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the overall economy and accordingly, conservative loan to value ratios are required at origination.

Construction Loans. Our construction loans are generally originated for the purpose of building or providing funds for leasehold improvements to a business’s primary place of operation. On occasion the Bank may provide funds for building or renovating a single-family residential home. Generally, we do not make construction loans for speculative development. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property. Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2024, $18.3 million, or 3.4% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans.  Quaint Oak Bank is authorized to originate loans for a wide variety of personal or consumer purposes, however, the Bank made a business decision to sunset the product offering on September 30, 2024, due to low loan volume.  Historically, Quaint Oak Bank originated home equity lines of credit in order to accommodate its customers and due to the short-term nature of the loan product when compared to residential mortgage loans.  At December 31, 2024, $5.7 million, or 1.1% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans. Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. At December 31, 2024, $114.9 million, or 21.1% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans. During the year ended December 31, 2024 the Bank originated $51.6 million in equipment loans held for sale and sold $71.6 million of equipment loans as part of the Company’s sale of its 51% interest in OCH. Also contributing to the decrease in equipment loans held for sale at December 31, 2024 is $8.5 million of loan amortization and prepayments.

Other Consumer Loans. Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers. At December 31, 2024, $46,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Quaint Oak Bank generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect. There were $5.6 million and $51,000 of non-accrual loans at December 31, 2024 and 2023, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. There was no other real estate owned as of December 31, 2024 or 2023.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2024.

	December 31, 2024
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	2	$209	2	$694
One-to-four family residential-non-owner occupied	7	569	-	-
Multi-family residential	1	85	-	-
Commercial real estate	18	10,063	6	1,686
Construction	2	4,528	-	-
Home equity	1	35	-	-
Commercial business	5	873	14	3,941
Total delinquent loans	36	$16,362	22	$6,321
Delinquent loans to total net loans		3.06%		1.18%
Delinquent loans to total loans		3.02%		1.17%

The following table shows the delinquencies in our loan portfolio as of December 31, 2023.

	December 31, 2023
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	1	$136	1	$401
One-to-four family residential-non-owner occupied	4	256	-	-
Multi-family residential	2	175	-	-
Commercial real estate	6	3,944	1	51
Home equity	2	403	-	-
Total delinquent loans	15	$4,914	2	$452
Delinquent loans to total net loans		0.81%		0.07%
Delinquent loans to total loans		0.80%		0.07%

Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) at the dates indicated.

	December 31,
	2024	2023
	(Dollars in Thousands)
Total non-accruing loans	$5,595	$51
Total accruing loans 90 days or more past due	725	401
Total non-performing loans (1)	6,321	452
Other real estate owned, net	-	-
Total non-performing assets	6,321	452
Total non-performing loans as a percentage of loans, net	1.18%	0.07%
Total non-performing loans as a percentage of total assets	0.92%	0.06%

__________________

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

Allowance for Credit Losses. At December 31, 2024, Quaint Oak Bank’s allowance for credit losses amounted to $6.5 million. The Company adopted ASU 2016-13 using the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures.

The following table shows changes in our allowance for credit losses during the periods presented.

	December 31,
	2024	2023
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$534,693	$617,701

Average loans outstanding (1)	$621,015	$638,376

Allowance for credit losses, beginning of period	$6,758	$7,678
Provision for (Recovery of) credit losses	1,506	(45)

Net charge-offs:
Multi-family residential	-	(2)
Construction	(187)	-
Commercial real estate	-	(134)
Commercial business	(1,611)	(739)
Total charge-offs	(1,798)	(875)
Recoveries on loans previously charged-off	10	-
Allowance for credit losses, end of period	$6,476	$6,758

Non-accrual loans	$5,595	$51

Allowance for credit losses as a percent of non-performing loans	102.45%	1,494.57%
Allowance for credit losses as a percent of total loans receivable	1.20%	1.11%
Non-performing loans as a percent of total loans receivable	1.18%	0.07%
Ratio of net charge-offs during the period to average loans outstanding during the period:
Multi-family residential	-	n/m
Construction	0.03%	-
Commercial real estate	-	0.02%
Commercial business	0.26%	0.12%
Total charge-offs	0.29%	0.14%
Non-accrual loans to total loans outstanding, net	1.05%	0.01%
Allowance for credit losses to non-accrual loans	115.7%	13,232.1%

____________________

(1)	Excludes loans held for sale.
*n/m	Not meaningful

The following table shows how our allowance for credit losses is allocated by loan class at each of the dates indicated.

	December 31,
	2024		2023
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$177	2.7%	$153	2.3%
One-to-four family residential non-owner occupied	178	2.7	219	3.2
Multi-family residential	442	6.8	420	6.2
Commercial real estate	2,337	36.1	2,784	41.2
Construction	156	2.4	583	8.6
Home equity	56	0.9	61	0.9
Commercial business and other consumer	3,130	48.4	2,538	37.6
Total	$6,476	100.0%	$6,758	100.0%

Investment Activities

General. We invest in securities pursuant to our investment policy, which has been approved by our Board of Directors. Our investment policy is reviewed annually by our Asset-Liability Committee (ALCO). All policy changes recommended by ALCO must be approved by the Board of Directors. ALCO is authorized by the Board to make investments consistent with the investment policy. While general investment strategies are developed and authorized by ALCO, the execution of specific actions rests with the Chief Financial Officer, Chief Operating Officer, President and the Chief Executive Officer.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon our needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2024, we had $1.7 million of securities classified as available for sale and no securities classified as held to maturity or trading.

The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2024, the Company held $912,000 in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank. The FHLB has paid dividends on the capital stock in each quarter of 2024 and 2023.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2024	2023
	(In Thousands)
Interest-earning time deposits with other financial institutions	$912	$1,912
Mortgage-backed securities:
Government National Mortgage Association	1,630	2,268
Federal National Mortgage Association	36	73
Investment in FHLB stock	2,214	1,474
Total	$4,792	$5,727

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2024. The weighted average yield is calculated by dividing income within each contractual maturity range by the outstanding amount of the related investment.

	Amounts at December 31, 2024 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$-	-%	$912	4.00%	$-	-%	$-	-%
Mortgage-backed securities:
Government National Mortgage Association	-	-	-	-	-	-	1,630	5.35
Federal National Mortgage Association	-	-	-	-	-	-%	36	6.62
Total	$-	-%	$912	4.00%	$-	-%	$1,666	5.38%

Sources of Funds

General. The Company’s primary sources of funds are deposits, amortization and prepayment of loans, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits. Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms. Our deposit accounts consist of certificates of deposit, money market and other savings products, including interest-bearing business checking accounts, and non-interest bearing business and consumer checking accounts. Quaint Oak Bank generally does not solicit deposits from outside Pennsylvania or pay fees to brokers to solicit funds for deposit, however the Bank does use a listing service for certificates of deposit, has a deposit placement agreement with a third party bank for money market accounts and has correspondent banking relationships with two international banking entities chartered in Puerto Rico for non-interest and interest bearing checking accounts. At December 31, 2024, approximately 46.8% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania. At December 31, 2024, Quaint Oak Bank managed $100.0 million of deposits through the deposit placement agreement and managed an aggregate of $57.9 million of deposits for the international banking entities. Following the end of the fiscal year, Quaint Oak Bank exited one of the international correspondent banking relationships, which accounted for $47.8 million of the total balance of the international banking entities at December 31, 2024.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2024		2023
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$6,936	1.3%	$20,533	3.3%
1.00% - 1.99%	6,262	1.1	10,078	1.6
2.00% - 2.99%	5,559	1.0	14,539	2.3
3.00% - 3.99%	34,878	6.3	41,124	6.5
4.00% - 4.99%	218,101	39.4	93,044	14.7
5.00% - 5.99%	11,154	2.0	36,525	5.8
Total certificate accounts	282,890	51.1	215,843	34.2
Transaction accounts:
Interest-bearing checking accounts (1)	47,802	8.6	104,274	16.5
Non-interest bearing checking accounts	59,783	10.9	92,216	14.6
Savings accounts	492	0.0	841	0.1
Money market accounts (2)	162,285	29.4	218,525	34.6
Total transaction accounts	270,362	48.9	415,856	65.8
Total deposits	$553,252	100.0%	$631,699	100.0%

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately 8.6% and 16.5% of total deposits at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s interest bearing checking account totaled approximately $47.8 million and $104.3 million, respectively.

(2)

The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 18.1% and 23.7% of total deposits at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $100.0 million and $150.0 million, respectively.

Uninsured deposits as of December 31, 2024 and 2023 are estimated based on regulatory reporting requirements to be $156.3 million and $297.6 million, respectively.

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$730	$1	0.20%	$1,298	$3	0.23%
Money market accounts	210,977	9,372	4.44	232,666	9,670	4.16
Business checking accounts	93,328	4,200	4.50	49,709	2,496	5.02
Certificates of deposit	230,499	9,568	4.15	215,264	6,642	3.09
Total interest-bearing deposits	$535,534	$23,141	4.32%	$498,937	$18,811	3.77%
Non-interest bearing deposits	$81,436	$-	-%	$84,841	$-	-%
Total deposits	$616,970	$23,141	4.32%	$583,778	$18,811	3.77%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2024.

	Balance at December 31, 2024 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2025	2026	2027	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$3,875	$2,809	$252	$-	$6,936
1.00% - 1.99%	4,925	283	1,054	-	6,262
2.00% - 2.99%	3,621	1,196	742	-	5,559
3.00% - 3.99%	13,162	4,782	10,703	6,231	34,878
4.00% - 4.99%	135,091	23,189	17,177	42,644	218,101
5.00% - 5.99%	11,154	-	-	-	11,154
Total certificate accounts	$171,828	$32,259	$29,928	$48,875	$282,890

The following table shows the maturities of our certificates of deposit of more than $250,000 at December 31, 2024 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
3 months or less	$3,767	4.77%
3 to 6 months	9,832	4.46
6 to 12 months	30,643	4.51
After 12 months	14,379	4.13
Total certificates of deposit with balances of more than $250,000	$58,621	4.43%

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

As of December 31, 2024, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $266.6 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were $47.9 million and $29.0 million at December 31, 2024 and 2023, respectively. As of December 31, 2024, Quaint Oak Bank has $15.8 million in borrowing capacity with the Federal Reserve Bank (FRB) of Philadelphia under the discount window program. There were no borrowings with the FRB as of December 31, 2024 or 2023.

Federal Home Loan Bank long-term borrowings and the weighted interest rate consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
Fixed rate borrowings maturing:	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
2024	$-	-	$21,167	4.25
2025	2,855	1.25	7,855	3.40
Total FHLB long-term debt	$2,855	1.25%	$29,022	4.02%

Total Employees

There were 131 full-time employees at Quaint Oak Bancorp and its subsidiary companies at December 31, 2024. None of these employees are represented by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Market Area

As of December 31, 2024, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract loans and deposits from outside our market area and the Commonwealth of Pennsylvania. Our operating strategy is based on strong personal service and operating efficiency.

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

Permissible Activities of Quaint Oak Bancorp. As a non-grandfathered savings and loan holding company, Quaint Oak Bancorp is permitted to engage only in the following activities:

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2024 Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

Qualified Thrift Lender Test. For Quaint Oak Bancorp to be regulated by the Federal Reserve Board as a savings and loan holding company rather than as a bank holding company, Quaint Oak Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2024, Quaint Oak Bank maintained approximately 66.5% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Regulatory Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases. However, if Quaint Oak Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Transactions with Related Parties. A savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Quaint Oak Bank. Quaint Oak Bancorp is an affiliate of Quaint Oak Bank and it controls Quaint Oak Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Quaint Oak Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons that do not involve more than the normal risk of repayment or present other unfavorable features; or

●	not exceed certain limitations on the amount of credit extended to such persons, individually or in the aggregate, which limits are based in part on the amount of Quaint Oak Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Quaint Oak Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved. At December 31, 2024, Quaint Oak Bank was in compliance with the above restrictions.

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

The Sarbanes-Oxley Act. As a public company, Quaint Oak Bancorp is subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to improve corporate reporting to provide for enhanced penalties for improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to securities laws. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having the principal executive officer and the principal financial officer certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Insurance of Accounts. Quaint Oak Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The assessment range (inclusive of possible adjustments) for institutions of Quaint Oak Bank’s size is currently 2.5 basis points to 32 basis points.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Quaint Oak Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Quaint Oak Bank

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

At December 31, 2024, Quaint Oak Bank’s capital exceeded all applicable capital requirements. See Note 19 to the notes to our financial statements included in Exhibit 13.0 hereto.

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

The federal banking agencies have established a community bank leverage ratio (“CBLR”) for financial institutions with total consolidated assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio is deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the CBLR requirement. The federal banking agencies must set the minimum CBLR ratio at not less than 8% and not more than 10%, and since January 1, 2022, it is set at 9%.

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

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2024, Quaint Oak Bank’s tier 1 leverage ratio and total risk-based capital were well-capitalized.

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

At December 31, 2024, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Commercial Real Estate Lending Concentration Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk in its commercial real estate portfolio. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. At December 31, 2024, the balance of these real estate loans represented 563.1% of Quaint Oak Bank’s total capital and our commercial real estate loan portfolio increased by 61.2% during the preceding 36 months. Institutions, which are deemed to have concentrations in commercial real estate lending, are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital.

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

On October 24, 2023, the federal banking agencies, including the FDIC issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. Quaint Oak Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2024, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2024, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2024, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2021.

State and Local Taxation

Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for 2024 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Item 1A. Risk Factors.

The following paragraphs describe what we believe are the material risks of an investment in the common stock of Quaint Oak Bancorp, Inc. (the “Company”). We may face other risks as well, which we have not anticipated. The risk factors listed below are not intended to represent a complete list of the general or specific risks that may affect us, our banking subsidiary, Quaint Oak Bank (the “Bank”) or the Bank’s subsidiaries. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The realization of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations or future prospects. The order of these risk factors does not reflect their relative importance or likelihood of occurrence. All references to “we” “our” and “us” include the Company and the Bank, depending on the context.

We have entered into correspondent banking relationships with international banking entities and other business arrangements, and these activities involve risks and uncertainties that could affect our liquidity. A failure of any such relationship or the exit from any such relationship may cost more than anticipated, subject us to additional risk, and could have a material adverse effect on our business and results of operations.

As a part of our liquidity management, we utilize correspondent banking relationships with international banking entities and deposit placement agreements with third party banks as funding sources in addition to core deposit growth, repayments and maturities of loans, and interest-bearing deposits in other banks. The deposits obtained through these relationships and agreements have resulted in significant concentrations of deposits. For additional detail regarding such concentrations, see “-The Company’s operations could be impaired by liquidity risk and deposit concentration.” We provide oversight of these relationships, which must meet all internal and regulatory requirements. We may elect to exit relationships where such requirements are not met or we are required by our regulators to exit such relationships. Also, our partner(s) could terminate a relationship with us for many reasons. If a relationship were to be terminated, it could be costly to the Bank, materially reduce our deposits and adversely impact our liquidity. Further, the withdrawal of such deposits or adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available. If we are required to rely more heavily on more expensive funding sources, our operating margins and profitability could be adversely affected.

The Company’s operations could be impaired by liquidity risk and deposit concentration.

Liquidity is essential to the Company’s business. The Company’s primary funding source is consumer deposits, a substantial portion of which consist of certificates of deposit. As of December 31, 2024, approximately 51.1% of our total deposits were comprised of certificates of deposit. As noted above, the Company has identified one major interest-bearing checking account deposit customer located in Puerto Rico and one major money market deposit customer located in Memphis, Tennessee, that accounted for approximately 8.6% and 18.1%, respectively, of total deposits at December 31, 2024. The combined outstanding balances of the two major deposit customers totaled approximately $147.8 million at December 31, 2024. The amount of uninsured deposits (deposits greater than $250,000) was approximately $156.3 million, or 28.3% of total deposits at December 31, 2024. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. If the Bank is less than well capitalized, the Federal Deposit Insurance Act restricts the Bank from accepting brokered deposits absent a waiver from the FDIC. The replacement of these deposits with other sources of funding, such as borrowings, could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and the Federal Reserve Bank of Philadelphia. As of December 31, 2024, we had $266.6 million in borrowing capacity from the FHLB and $15.8 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

Although the Company has historically been able to replace maturing deposits and advances as necessary, it might not be able to replace such funds in the future on a timely basis. An inability to raise funds through traditional deposits, brokered deposits, borrowings, and the sale of securities or loans could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources on terms which are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. However, the Company’s ability to borrow or attract and retain deposits in the future could be adversely affected by the Company’s financial condition or regulatory restrictions, or impaired by factors that are not specific to the Company, such as FDIC insurance changes, disruption in the financial markets or negative views and expectations about the prospects for the banking industry. Liquidity also may be affected by the Bank’s routine commitments to extend credit.

Sources of funds may not remain adequate for liquidity needs and the Bank may be compelled to seek additional sources of financing in the future. Additional borrowings, if sought, may not be available or, if available, may not be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms to provide necessary liquidity, the Company’s financial condition, results of operations and future prospects could be materially and adversely affected.

We rely on short-term funding, which can be adversely affected by local and general economic conditions.

As of December 31, 2024, approximately $282.9 million of total deposits consisted of certificates of deposit, approximately $171.8 million of which, or approximately 31.0% of our total deposits, are due to mature within one year. Certificates of deposit obtained through a national listing service totaled $64.5 million, or approximately 22.8% of our certificates of deposit at December 31, 2024. These customers and in particular, those in the listing service, are interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by financial markets and general economic conditions. Given recent economic challenges, if we have to increase interest rates paid to retain deposits, our earnings may be adversely affected.

We may need to raise additional capital or increase our liquidity in the future, but sufficient capital may not be available when it is needed.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital/liquidity in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital/liquidity, if needed, will depend on, among other things, conditions in the capital and financial markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital/liquidity, including depositors, other financial institution borrowings, repurchase agreements and borrowings from the discount window of the FRB. Any occurrence that may limit our access to the capital/liquidity markets, such as a decline in the confidence of other financial institutions, depositors or counterparties participating in the capital markets, may adversely affect our costs and our ability to raise capital/liquidity. An inability to raise additional capital/liquidity on acceptable terms when needed could have a materially adverse effect on our financial condition, results of operations and liquidity.

If the Company fails to maintain sufficient capital and liquidity under regulatory requirements, whether due to losses, an inability to raise additional capital or otherwise, that failure would adversely affect the Company’s financial condition and results of operations, as well as the Company’s ability to maintain regulatory compliance.

The Bank must meet regulatory capital requirements and maintain sufficient liquidity, and its regulators may modify and adjust such requirements in the future. Pursuant to FDIC regulations, all state nonmember banks, such as the Bank, must maintain certain minimum capital ratios to be deemed adequately capitalized (common equity Tier 1 capital of at least 4.5%, Tier 1 risk-weighted capital of at least 6.0%, total risk-weighted capital of at least 8.0%, and Tier 1 leverage ratio of at least 4.0%). Notwithstanding the minimum requirements, all FDIC-supervised institutions are required to maintain capital commensurate with the level and nature of all risks to which they are exposed. As of December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 13.09%, its Tier 1 risk-weighted capital ratio was 13.09%, its total risk-weighted capital ratio was 14.34% and its Tier 1 leverage ratio was 10.80% and it was deemed to be “well-capitalized.”

The Company’s ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor preferences regarding the banking industry, market conditions and governmental activities, many of which are outside the Company’s control, and on the Company’s financial condition and performance. Accordingly, the Company may not be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to meet the minimum capital and other regulatory requirements, the Company’s regulators could take formal or informal actions against the Company and the Company’s growth prospects, financial condition, liquidity and results of operations would be materially and adversely affected.

Regulatory scrutiny of correspondent banking partnerships and related technology considerations have recently increased.

We provide correspondent banking services to our international correspondent bank partners, which includes facilitating U.S. dollar payments and providing other financial services infrastructure. Recently, federal bank regulators have increasingly focused on the risks related to international correspondent banking partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. We could be subject to additional regulatory scrutiny with respect to our correspondent banking business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Our relationships with correspondent banks located in Puerto Rico create increased Office of Foreign Assets Control (“OFAC”), Bank Secrecy Act and Anti-Money Laundering compliance risk.

The Company has correspondent banking relationships, including one major interest-bearing checking account customer, located in Puerto Rico. The correspondent banking entities acquire deposits from individuals located in various international jurisdictions including Europe, Latin America, the Caribbean, and Asia. These cross-border correspondent banking relationships pose unique risks because it creates situations in which a U.S. financial institution will be handling funds from individuals in these jurisdictions who may not be transparent to us. Accordingly, these foreign individuals may pose higher money laundering risk to us. Because of the large amount of funds, multiple transactions, and our potential lack of familiarity with a foreign customer, these customers may be able to more easily conceal the source and use of illicit funds. Consequently, we may have a higher risk of non-compliance with the Bank Secrecy Act and other Anti-Money Laundering rules and regulations due to our correspondent banking relationships with these banking entities.

In recent years, sanctions that the regulators have imposed on banks that have not complied with all Bank Secrecy Act and Anti-Money Laundering requirements have been especially severe. In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our Anti Money Laundering/Combating the Financing of Terrorism Program (“AML/CFT Program”). If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as additional restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, such as acquisitions and de novo branching. Further, our failure to strictly adhere to the terms and requirements of our OFAC license or our failure to adequately manage our AML/CFT Program in light of our correspondent banking relationships could result in regulatory or other actions being taken against us, including the imposition of civil money penalties, formal agreements and cease and desist orders. Lastly, failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our AML/CFT Program and operations into compliance, negatively impact our reputation, and have a material adverse effect on our business, financial condition and results of operations.

Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Our enterprise risk management and internal audit programs are designed to mitigate material risks and loss to us. We have developed and continue to develop comprehensive risk management policies and procedures to identify, mitigate and provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and liquidity risks), operational risk, information security risk, compliance risk (including Bank Secrecy Act and Anti-Money Laundering and OFAC compliance), strategic risk, and reputational risk. In addition, we have designed and implemented internal audit policies and procedures to reflect ongoing reviews of our risks and expect to continue to do so in the future. Nonetheless, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or our inputs and assumptions may be inaccurate or may not be adopted quickly enough to reflect changes in behavior, markets or technology. As a result, these methods may not fully predict future exposures, which can be significantly different and greater than historical measures indicate. In addition, our business and the markets in which we operate are continuously evolving and we may fail to fully understand the implications of changes in our business or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit timely our exposures based on our assessments. If our enterprise risk management framework proves ineffective, we could suffer unexpected losses, which could materially adversely affect our financial condition and results of operations.

Our operations are subject to third-party risk.

We rely on third-party service providers and partners, including other financial institutions, who, in turn, rely on their own networks of vendors, to deliver goods and services to us, our affiliates, and our customers. Our third-party service providers and partners are subject to the same or similar risks as we are, including technology failures, capacity constraints, and inadequate data management or privacy protections, the risk of which we may not be able to effectively monitor or mitigate. Any of these risks could impede their ability to provide products or services to us and materially disrupt our business (including our ability to process transactions and communicate with customers and counterparties), damage our reputation, and expose us to financial and regulatory consequences.

Additionally, failures experienced by shared financial market systems and providers, such as central banks, clearinghouses, custodians, exchanges and other shared technology infrastructure providers could have a material adverse effect on market participants, including us, and could disrupt the functioning of the overall financial system.

The FDIC requires financial institutions to maintain third-party and service provider risk management programs, which include due diligence requirements for third parties and service providers as well as for our affiliates who may perform services for us. In June 2023, the federal banking agencies issued updated guidance on managing risks associated with third-party relationships. The guidance sets forth considerations and a framework with respect to the management of risks arising from third-party relationships and replaces the federal banking agencies’ existing guidance on the topic. The guidance broadly applies to business arrangements between a banking organization and a third party. If our third-party risk and service provider management and due diligence program is not sufficiently robust, this could lead to regulatory intervention. Any of these occurrences could diminish our ability to operate one or more of our business lines, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which could materially adversely affect us.

A decline in general business conditions and economic trends and any regulatory responses to such conditions and trends could adversely affect the Company’s business, financial condition and results of operations.

Our business and operations, which primarily consist of real estate mortgage loans and borrowing money from customers in the form of deposits, are sensitive to general business and economic conditions in the U.S., generally. Uncertainty about the federal fiscal policymaking process, and the medium- and long-term fiscal outlook of the U.S. government and U.S. economy, is a concern for businesses, consumers and investors in the U.S. In addition, economic conditions in foreign countries, including global political hostilities, U.S. and foreign tariff policies and uncertainty over the stability of the other currencies, could affect the stability of global financial markets, which could hinder domestic economic growth. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations.

The resurgence of elevated levels of inflation may have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The inflationary outlook in the United States remains uncertain. The consumer price index increased 2.9% for the twelve (12) months ended December 31, 2024. While this is a significant reduction to the rate of inflation experienced in the past year, it is still above the FRB’s targeted rate. The risks to our business from inflation depend on the durability of the inflationary pressures in our markets. Although the FRB has reduced the federal fund rate twice in 2024, no assurance can be given that it will continue to do so. The resurgence of elevated levels of inflation could lead the FRB to cease reducing its benchmark rate or potentially starting to increase it again which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. Elevated interest rates may be needed to tame inflationary price pressures, which could also push down asset prices, including collateral values, and weaken economic activity.

As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non- performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations. Changes in the FRB’s monetary or fiscal policies could adversely affect the Company’s results of operations and financial condition.

The Company’s results of operations will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its purchases of government and other securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Changes in interest rates may adversely affect the Company’s net interest income and profitability.

The Company’s results of operations are highly dependent on the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. We rely on in-market consumer certificates of deposit that are often priced at “top of market.” Changes in market interest rates impact the rates earned on loans and investment securities and the rates paid on deposits and borrowings. In addition, changes to the market interest rates may impact the level of loans, deposits and investments and the credit quality of existing loans. These rates may be affected by many factors beyond the Company’s control, including general economic conditions and the monetary and fiscal policies of various governmental and regulatory authorities. Changes in interest rates may negatively impact the Company’s ability to attract deposits, make loans and achieve satisfactory interest rate spreads, which could adversely affect the Company’s financial condition or results of operations.

The amount of nonperforming assets may increase, resulting in losses, costs and expenses that would negatively affect the Bank’s operations.

At December 31, 2024, the Bank’s nonperforming loans represented approximately 1.07% of our total loans. However, the economic outlook in the United States continues to remain uncertain. The Bank’s level of nonperforming assets could increase if industry or economic conditions deteriorate. Nonperforming asset levels could also increase due to a change in lending strategy, underwriting errors, a deterioration in our ability to effectively collect our loans, or due to other factors. Going forward, as the amount of nonperforming assets, classified assets, and special mention assets increase, the Bank’s losses, and the costs and expenses to maintain collateral likewise may increase as well. Any additional increase in losses related to such assets may have material adverse effects on the Bank’s business, financial condition, and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We could incur losses relating to an increase in nonperforming assets. We generally do not record interest income on nonperforming loans or other real estate owned (“OREO”), thereby adversely affecting our income, and increasing our loan administration costs. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan extensions, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities and can distract management from daily operations and other income producing activities. There can be no assurance that we will not experience future increases in nonperforming assets. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to assets acquired through foreclosure. Finally, if our estimate of the allowance for credit losses is inadequate, we would have to increase the allowance for credit losses accordingly, which would have an adverse effect on our earnings. Significant increases in the level of our nonperforming assets from current levels, or greater than anticipated costs to resolve these credits, would have an adverse effect on our earnings.

Our allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that we believe is appropriate to provide for lifetime expected credit losses on loans in our loan portfolio. The allowance is evaluated on a regular basis by management. Management’s determination of the adequacy of the allowance for credit losses is based on the assessment of the expected credit losses on loans over the expected life of the loans (using the weighted average maturity method). Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. At December 31, 2024, the ratio of the allowance for credit losses to total loans and total nonperforming loans were 1.20% and 102.45%, respectively.

The determination of the appropriate level of the allowance for credit losses is complex, inherently involves a high degree of subjectivity and requires us to make significant assumptions, judgments and estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Increases in nonperforming loans have a significant impact on the Company’s reserve for credit losses. Generally, the Company’s nonperforming loans reflect difficulties of individual borrowers resulting from continued financial stress on the borrowers’ asset values and cash flow abilities. If the real estate market or the economy in general deteriorate, the Company may experience increased delinquencies and credit losses. While the Company strives to monitor credit quality and to identify adversely risk rated loans on a consistent and timely basis, including those that may become nonperforming, at any time there are loans in the portfolio that could result in losses that have not been identified as problem or nonperforming loans. The Company cannot be certain that it will be able to identify deteriorating loans before they become nonperforming assets or that it will be able to limit losses on those loans that have been identified. The reserve for credit losses may not be sufficient to cover actual loan-related losses.

In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses due to increased provisions will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

We have a high concentration of commercial real estate loans, which involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2024, commercial real estate loans totaled $297.6 million, or 55.0% of our total loan portfolio. Commercial real estate loans consisted of $181.2 million, or 60.9%, of owner occupied loans and $116.4 million or 39.1% of non-owner occupied loans at December 31, 2024. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As our commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our concentration of real estate loans in a limited market area exposes us to lending risks.

At December 31, 2024, approximately $424.9 million, or 78.7%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market area of Bucks, Montgomery and Philadelphia counties and the Lehigh Valley area of Pennsylvania and surrounding areas. Future declines in the real estate values in our primary lending market and surrounding markets could significantly impair the value of the particular real estate collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, commercial and industrial and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

A deterioration in economic conditions in our primary market area could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decrease;

●	loan delinquencies, problem assets and foreclosures may increase;

●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

●	the value of our securities portfolio may decrease; and

●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

The imposition of further limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

The FDIC, the FRB and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. Regulatory guidance on concentrations in commercial real estate lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total commercial real estate loans, including loans secured by multi-family residential properties, owner-occupied and nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk- based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.

As of December 31, 2024, our total commercial investor real estate loans, including loans secured by apartment buildings, commercial real estate, and construction and land loans represented 241.9% of the Bank’s total risk-based capital and the growth in the commercial real estate portfolio exceeded 50% over the preceding 36 months. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide institutions in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. Management has established a commercial real estate lending framework to monitor specific exposures and limits by types within the commercial real estate portfolio and takes appropriate actions, as necessary. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, the FDIC, the Bank’s primary federal regulator, could require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us. In addition, if the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

The banking industry and the Company operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.

The Company operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by the FRB, the FDIC and the Pennsylvania Department of Banking and Securities. The regulations affect the Company’s investment practices, lending activities and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for the Company, limit the products the Company can offer or increase the ability of non-banks to compete and could adversely affect the Company in significant but unpredictable ways, which in turn could have a material adverse effect on the Company’s financial condition or results of operations.

The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also requires the implementation of the Volcker Rule for banks and bank holding companies, which prohibits proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limits the relationships with such funds.

The Company cannot predict the substance or impact of pending or future legislation or regulation. The Company’s compliance with these laws and regulations is costly and may restrict certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to the Company’s reputation which could have an adverse effect on the Company’s business and financial results.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect the Company’s business, operating results and financial condition.

While we are currently not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business, from time to time, we may be involved in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Our business activities and operations are subject to regulation, supervision and examination, and can be limited and proscribed, by our federal and state regulators.

Under applicable laws, the FDIC and the Pennsylvania Department, as the Bank’s primary regulators, and the FRB, as the Company’s primary federal regulator, have the ability to impose substantial sanctions, restrictions and requirements on us if they find, upon examination or otherwise, weaknesses with respect to our operations. Applicable law prohibits disclosure of specific examination findings by the regulators.

As of December 31, 2024, the Bank’s total risk-based capital ratio was 14.34%, and the Bank was therefore considered “well-capitalized” under the regulatory framework for prompt corrective action. However, the FDIC and the Pennsylvania Department have the authority to classify any bank as not “well- capitalized” based on unsafe and unsound practices discovered during an examination. If additional regulatory restrictions were imposed as a result of such reclassification, they could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

If a state non-member bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FDIC. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank. If a bank is classified as significantly undercapitalized or critically undercapitalized, the FDIC would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within ninety days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. While “well-capitalized” banks are permitted to accept brokered deposits, banks that are not well-capitalized are subject to restrictions on accepting such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department and the FDIC, and the Company is subject to extensive regulation, supervision and examination by the FRB. Such regulation and supervision governs the activities in which an insured depository institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the Bank, rather than for our security holders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

We are subject to the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

Significantly heightened regulatory and supervisory expectations and scrutiny in the U.S. have increased our compliance, regulatory and other risks and costs and subject us to legal and regulatory examinations, investigations and enforcement actions.

The regulatory and political environment has generally been challenging for U.S. financial institutions, which have been subject to increased regulatory scrutiny, including in the wake of the failures of several regional banks and other banking stresses in recent periods. The general heightened scrutiny and expectations from regulators could lead to a more stringent regulatory posture by the regulators, investigations and other inquiries, as well as remediation requirements, regulatory and operational restrictions, more regulatory or other enforcement proceedings, civil litigation and substantial compliance, regulatory and other risks and costs. Our regulators have broad powers and discretion under their supervisory authority. A failure to comply with regulators’ expectations and requirements, even if inadvertent, or to resolve any identified deficiencies in a timely and sufficiently satisfactory manner to regulators, could result in increased regulatory oversight; material restrictions, including, among others, imposition of limitations on capital distributions or other business activities or operations; enforcement proceedings; penalties; and fines. Responding to regulatory inquiries and proceedings can be time consuming and costly and divert management attention from our other business activities. As a result of these regulatory efforts and pressures, like many other financial institutions, from time to time, we may be subject to public and non-public written agreements, cease and desist orders, consent orders, memoranda of understanding or other enforcement or supervisory actions by our regulators.

The Company is leveraged and therefore may be unable to serve as a source of strength to the Bank.

As of December 31, 2024, the Company’s double leverage ratio was 134.8%. The double leverage ratio reflects the extent to which equity in subsidiaries is financed by debt at the savings and loan holding company level and is calculated by dividing the Company’s equity investments in its subsidiaries by the Company’s equity. The FRB uses the double leverage ratio as an indicator of a savings and loan holding company’s exposure to risk related to high levels of debt. The FRB may take supervisory action to require the Company to reduce its debt, and therefore its double leverage ratio, if it believes the Company is unable to manage such risk.

As a matter of policy, the FRB expects a savings and loan holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the FRB’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the FRB may require a savings and loan holding company to make capital injections into a troubled subsidiary bank, even if the company would not ordinarily do so and even if such contribution is to its detriment or the detriment of its shareholders. The FRB may charge the savings and loan holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the savings and loan holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital.

The Bank’s deposit insurance premium could be higher in the future, which could have a material adverse effect on its future results of operations.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions assessments to maintain the Deposit Insurance Fund (the “DIF”) at a certain level; if an FDIC-insured financial institution fails, payments of deposits up to insured limits are made from the DIF. An increase in the risk category of the Bank, adjustments to assessment rates and/or a special assessment could have an adverse effect on the Company’s results of operations.

In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC- insured financial institutions. Although the DIF reserve ratio currently exceeds targeted levels, further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce profitability or limit the Company’s ability to pursue certain business opportunities, which could have an adverse effect on its business, financial condition, and results of operations.

The Company may not be able to attract or retain key banking employees, which could adversely impact our business and operations.

Much of our future success will be strongly influenced by our ability to attract and retain management experienced in banking and financial services and familiarity with the communities in our market areas. Our ability to retain executive officers, the functional area managers, branch managers and loan officers of the Bank will continue to be important to the successful implementation of our strategy. It is also critical to be able to attract and retain qualified management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.

The Company strives to attract and retain key banking professionals, management and staff. Even the existence of employment agreements does not necessarily ensure that the Company will be able to continue to retain employees’ services. Banking-related revenues and net income could be adversely affected in the event of the unexpected loss of key personnel. Competition to attract the best professionals in the industry can be intense which will limit the Company’s ability to hire new professionals. The unexpected loss of services of key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The soundness of other financial institutions could adversely affect the Company.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of the Company’s consolidated financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply new or revised guidance retroactively.

The financial services business is intensely competitive, and the Company may not be able to compete effectively.

The Company faces competition for its services from a variety of competitors. The Company’s future growth and success depend on its ability to compete effectively. The Company competes for deposits, loans and other financial services with numerous financial service providers including banks, thrifts, credit unions, mortgage companies, broker dealers and insurance companies. To the extent these competitors have less regulatory constraints, lower cost structures or increased economies of scale, they may be able to offer a greater variety of products and services or more favorable pricing for such products and services. In addition, improvements in technology, communications and the Internet have intensified competition. As a result, the Company’s competitive position could be weakened, which could adversely affect the Company’s financial condition and results of operations.

The Bank is a community bank and its ability to maintain its reputation is critical to the success of its business and the failure to do so may materially adversely affect the Company’s performance.

The Bank is a community bank, and its reputation is one of the most valuable components of its business. A key component of the Bank’s business strategy is to rely on its reputation for customer service and knowledge of local markets to expand its presence by capturing new business opportunities from existing and prospective customers in its market area and contiguous areas. As such, the Bank strives to conduct its business in a manner that enhances its reputation. This is done, in part, by recruiting, hiring and retaining employees who share the Bank’s core values of being an integral part of the communities the Bank serves, delivering superior service to its customers and caring about its customers and associates. If the Company’s or the Bank’s reputation is negatively affected, by the actions of their employees, by their inability to conduct their operations in a manner that is appealing to current or prospective customers, or otherwise, the Company’s business and, therefore, its operating results may be materially adversely affected.

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees, business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside the Bank, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, personal and other information, damage to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code or cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

If there is a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential, personal or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

If we are not able to invest successfully and introduce digital and other technological developments across all our business, our financial performance may suffer.

Our industry is subject to rapid and significant technological changes and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to have a significant impact on banking over time. Consumers expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an important aspect of the financial services industry and financial institutions are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.

Our continued success depends, in part, upon our ability to address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our capacity to invest in and build the technology platforms that can enable them, in a cost effective and timely manner.

Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.

Risks associated with the Company’s internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect the Company’s business.

The Company has a website and conducts a portion of its business over the Internet. The Company relies heavily upon data processing, including loan servicing and deposit processing software, communications systems and information systems from a number of third parties to conduct its business. Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. The Company’s operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render the Company’s customer information inaccurate. These events may obstruct the Company’s ability to provide services and process transactions. While the Company believes that it is in compliance with all applicable privacy and data security laws, an incident could put its confidential customer information at risk.

Although the Company has not experienced a cyber-incident that has been successful in compromising its data or systems, the Company can never be certain that all of its systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The Company monitors and modifies, as necessary, its protective measures in response to the perpetual evolution of cyber threats.

A breach in the security of any of the Company’s information systems, or other cyber incident, could have an adverse impact on, among other things, its revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, the Company could incur higher costs to conduct its business, to increase protection, or related to remediation.

Furthermore, the Company’s customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject the Company to additional regulatory scrutiny and expose the Company to civil litigation and possible financial liability.

Past Bank performance is not a meaningful financial indicator upon which to base an estimate of our future financial performance.

Although the Bank has a long operational history, the past financial performance of the Bank is not a complete indicator of the future financial performance of the Bank. As described in these Risk Factors, we face a wide variety of economic, financial, operational, regulatory and other risks which could have a material negative effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Overview. Our Board of Directors and management consider information security and cybersecurity as high priorities in our strategic and operational plans. We understand the critical nature of the confidentiality, integrity, and availability of customer and bank sensitive information. Any loss of confidentiality, integrity, or availability introduces operational, compliance, strategic, transactional, reputational, legal, and capital risks which we actively seek to avoid. It is understood that any one of these risks, if realized, will have a negative impact upon Quaint Oak Bancorp and Quaint Oak Bank. Our approach to information and cybersecurity is proactive and strives to avoid incidents where possible through the use of technical, administrative, and physical controls.

Governance. Our efforts for increased information and cybersecurity readiness are driven from the top of the organization. The Enterprise Risk Management Committee has the responsibility of assessing risks associated with technology and information security, including cybersecurity. The Enterprise Risk Management Committee reports directly to our Board of Directors. The Board of Directors reviews and approves Information Security Risk Assessments and performance reviews which guides the actions of the management team, staff members, and supporting third-party service providers. In addition, the Board is active in the review and approval of all policies concerning information technology and information security. The Board further reviews reports provided by the management team regarding the status of Quaint Oak Bank’s GLBA compliance, risk management program, Third Party Risk Management program, and the results of tests and exercises conducted for business continuity, disaster recovery, cybersecurity incident response, and pandemic response. Lastly, the Board of Directors reviews and approves the budget for information and cybersecurity, ensuring that we have sufficient resources to properly address all current and foreseeable information and cybersecurity threats.

Management and Strategy. Senior management takes the guidance provided by the Board of Directors and transforms this guidance into operational priorities which are implemented and maintained by the staff members and third-party service providers. In addition, the senior management team ensures that budgeted resources are allocated in a timely manner to support the various security initiatives.

Operational Information Technology and Information Security staff members, and third-party service providers utilize the direction and resources provided by the senior management team to develop procedures, standards, and guidelines to achieve the strategic goals defined by the Board of Directors. Operational and security health is reported quarterly to the IT Steering Committee, Enterprise Risk Management Committee, and the Board of Directors. Recommendations for improvements are shared between operational staff and the senior management team as part of a continuous improvement program for information security and cybersecurity.

Operational staff members actively maintain, review, update, and exercise plans and procedures designed to enhance our overall business resiliency. Incident Response team members are trained annually on current information and cybersecurity trends, techniques, and their responsibilities to keep our information confidential, accurate, and available.

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

Item 2. Properties.

The following table provides certain information as of December 31, 2024 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, insurance agency and title abstract property in Allentown, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	03/31/2027	$41	$372,768
1710 Union Boulevard Allentown, Pennsylvania 18019	Leased	11/30/2039	-	110,137
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	2/28/2040	83	32,527
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2038	-	Not applicable

Item 3.  Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  Quaint Oak Bancorp’s common shares trade on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.” As of March 25, 2025 Quaint Oak Bancorp had 2,627,323 common shares outstanding held of record by 146 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)  Not applicable.

(c)  Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock during the quarter ended December 31, 2024, including stock for stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 – October 31, 2024	-	$-	-	24,375
November 1, 2024 – November 30, 2024	2,675	11.05	-	24,375
December 1, 2024 – December 31, 2024	6,605	11.01	-	24,375
Total	9,280	$11.02	-	24,375

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

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 65 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of Quaint Oak Bancorp is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control encompasses the processes and procedures that have been established by management to:

●	Maintain records that accurately reflect Quaint Oak Bancorp’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of Quaint Oak Bancorp’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2024. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2025 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2018 and 2023 Stock Incentive Plans. Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	260,033	(1)	$15.98	(1)	46,500
Equity compensation plans not approved by security holders	-		-		-
Total	260,033		$15.98		46,500

___________________

(1)	Includes 36,000 shares subject to restricted stock grants which were not vested as of December 31, 2024. The weighted-average exercise price excludes such restricted stock grants.

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

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB Firm ID 74)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Bylaws of Quaint Oak Bancorp, Inc.	(1)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note due December 31, 2028	(2)
4.3	Form of Global Subordinated Note due March 15, 2025	(3)
4.4	Form of Subordinated Note due March 15, 2025	(4)
4.5	Form of Senior Unsecured Note due 2028.	(5)
4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(6)
10.1	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and Robert T. Strong	(7)
10.2	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and John J. Augustine	(7)
10.3	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and William R. Gonzalez	(7)
10.4	Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and Aimee K. Ott	(7)
10.5	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(8)
10.6	Form of Subordinated Note Purchase Agreement dated December 27, 2018	(2)
10.7	Form of Subordinated Note Purchase Agreement dated March 2, 2023	(3)
10.8	Form of Subscription Agreement dated March 15, 2023	(4)
10.9	Quaint Oak Bancorp, Inc. 2023 Stock Incentive Plan	(9)
10.10	Stock Purchase Agreement between Quaint Oak Bancorp, Inc. and ItalBank International Inc., dated November 2, 2023	(10)
10.11	Stock Purchase Agreement between Quaint Oak Bancorp, Inc. and Fintech Holdings LLC, dated February 14, 2024	(11)
10.12	Form of Senior Unsecured Note Purchase Agreement dated February 21, 2025	(5)
13.0	Annual Report to Shareholders	Filed herewith
19.1	Insider Trading Policy	Filed herewith
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith

_______________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2018 (File No. 000-52694).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 2, 2023 (File No. 000-52694).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on March 21, 2023 (File No. 000-52694).
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 21, 2025 (File No. 000-52694).
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020 (File No. 000-52694).
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 19, 2025 (File No. 000-52694).
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

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2023 (File No. 000-52694).
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 15, 2024 (File No. 000-52694).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 28, 2025	By:	/s/Robert T. Strong
Robert T. Strong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Robert T. Strong	Chief Executive Officer	March 28, 2025
Robert T. Strong	(Principal Executive Officer)

/s/John J. Augustine	Executive Vice President and	March 28, 2025
John J. Augustine	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William R. Gonzalez	Director and President	March 28, 2025
William R. Gonzalez

/s/Robert J. Phillips	Chairman	March 28, 2025
Robert J. Phillips

/s/James J. Clarke	Director	March 28, 2025
James J. Clarke

/s/Andrew E. DiPiero, Jr.	Director	March 28, 2025
Andrew E. DiPiero, Jr.

/s/Kenneth R. Gant	Director	March 28, 2025
Kenneth R. Gant

/s/Bora Ozkan	Director	March 28, 2025
Bora Ozkan

/s/Susan M. Vettori	Director	March 28, 2025
Susan M. Vettori