Form 10-Q
period 2025-03-31
QUAINT OAK BANCORP, INC.
filed 2025-05-15
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)
(215) 364-4059
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2025, 2,627,397 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$728	$345
Due from banks, interest-bearing	48,131	62,644
Cash and cash equivalents	48,859	62,989
Investment in interest-earning time deposits	912	912
Investment securities available for sale	1,458	1,666
Loans held for sale	50,946	64,281
Loans receivable, net of allowance for credit losses (2025 $6,388; 2024 $6,476)	526,374	534,693
Accrued interest receivable	4,188	3,961
Investment in Federal Home Loan Bank stock, at cost	2,900	2,214
Bank-owned life insurance	4,477	4,447
Premises and equipment, net	1,586	1,626
Goodwill	515	515
Other intangible, net of accumulated amortization	65	77
Prepaid expenses and other assets	8,088	7,787
Total Assets	$650,368	$685,168
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$60,928	$59,783
Interest-bearing	446,654	493,469
Total deposits	507,582	553,252
Federal Home Loan Bank short-term borrowings	65,000	45,000
Federal Home Loan Bank long-term borrowings	-	2,855
Subordinated debt	8,000	22,000
Senior debt	9,487	-
Accrued interest payable	773	937
Advances from borrowers for taxes and insurance	2,044	3,122
Accrued expenses and other liabilities	5,218	5,385
Total Liabilities	598,104	632,551
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 issued as of both March 31, 2025 and December 31, 2024; 2,627,397 and 2,626,535 outstanding at March 31, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	23,040	22,976
Treasury stock, at cost: 481,596 and 482,458 shares at March 31, 2025 and December 31, 2024, respectively	(3,582)	(3,588)
Accumulated other comprehensive income	1	-
Retained earnings	32,774	33,198
Total Stockholders' Equity	$52,264	$52,617
Total Liabilities and Stockholders’ Equity	$650,368	$685,168

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest Income
Interest on loans, including fees	$9,523	$11,232
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	403	890
Total Interest Income	9,926	12,122

Interest Expense
Interest on deposits	4,729	5,986
Interest on borrowings	1,053	726
Total Interest Expense	5,782	6,712
Net Interest Income	4,144	5,410
Provision for Credit Losses – Loans	326	1,084
Provision for Credit Losses – Unfunded Commitments	115	52
Total Provision for Credit Losses	441	1,136
Net Interest Income after Provision for Credit Losses	3,703	4,274

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	146	206
Real estate sales commissions, net	-	4
Insurance commissions	185	152
Other fees and services charges	32	227
Net loan servicing income	4	2
Income from bank-owned life insurance	30	28
Net gain on sale of loans	1,056	935
Gain on the sale of SBA loans	307	28
Total Non-Interest Income	1,760	1,582

Non-Interest Expense
Salaries and employee benefits	3,650	3,663
Directors' fees and expenses	65	51
Occupancy and equipment	431	250
Data processing	402	263
Professional fees	223	141
FDIC deposit insurance assessment	121	173
Advertising	99	86
Amortization of other intangible	12	12
Other	541	486
Total Non-Interest Expense	5,544	5,125

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands, except for share and per share data)
Loss (income) from continuing operations before income taxes	$(81)	$731
Income Taxes	2	264
Net (loss) income from continuing operations	$(83)	$467
Income from discontinued operations	$-	$564
Income tax benefit	-	158
Net income from discontinued operations	-	406
Net (Loss) Income	$(83)	$873

Earnings per share from continuing operations - basic	$(0.03)	$0.20
Earnings per share from discontinued operations - basic	$-	$0.16
Earnings per share – basic	$(0.03)	$0.36
Average shares outstanding – basic	2,626,967	2,450,814
Earnings per share from continuing operations- diluted	$(0.03)	$0.20
Earnings per share from discontinued operations - diluted	$-	$0.16
Earnings per share - diluted	$(0.03)	$0.36
Average shares outstanding - diluted	2,626,967	2,450,814

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands)

Net (Loss) Income from Continuing Operations	$(83)	$467

Other Comprehensive Income:
Unrealized gains on investment securities available for sale	1	8
Income tax effect	-	(2)
Net other comprehensive income	1	6

Total Comprehensive Income	$(82)	$473

Comprehensive Income (Loss) from Discontinued Operations	$-	$406

Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$(82)	$879

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2024	2,626,535	$31	$22,976	$(3,588)	$-	$33,198	$52,617

Reissuance of treasury stock under 401(k) Plan	862		3	6			9

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(341)	(341)

Net loss						(83)	(83)

Other comprehensive income, net					1		1

BALANCE – MARCH 31, 2025	2,627,397	$31	$23,040	$(3,582)	$1	$32,774	$52,264

For the Three Months Ended March 31, 2024
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Issued from authorized and unallocated	84,818	1	999				1,000
Reissuance of treasury stock under 401(k) Plan	2,109		11	14			25

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(312)	(312)

Net income						873	873

Other comprehensive income, net					6		6

BALANCE – MARCH 31, 2024	2,493,975	$30	$21,370	(3,554)	$(4)	$32,302	$50,144

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
	(In Thousands)
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(83)	$467
Net income from discontinued operations	-	406
Net (loss) income	(83)	$873
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for credit losses	441	1,136
Depreciation expense	173	133
Amortization, net	73	96
Amortization (accretion) of deferred loan fees and costs, net	15	(138)
Stock-based compensation expense	61	61
Net gain sale of loans	(1,056)	(935)
Loans held for sale-originations	(33,683)	(25,793)
Loans held for sale-proceeds	48,075	23,208
Gain on the sale of SBA loans	(307)	(28)
Increase in the cash surrender value of bank-owned life insurance	(30)	(28)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(227)	(729)
Prepaid expenses and other assets	(361)	(80)
Accrued interest payable	(164)	86
Accrued expenses and other liabilities	(168)	804
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	12,759	(1,334)
Net Cash Provided by Operating Activities of Discontinued Operations	-	32,350
Net Cash Provided by Operating Activities	12,759	31,016
Cash Flows from Investing Activities
Redemption of interest-earning time deposits	-	1,000
Principal repayments of investment securities available for sale	209	148
Net increase in loans receivable	8,170	16,153
Proceeds from the sale of Oakmont Capital Holdings, LLC	-	4,300
Purchase of Federal Home Loan Bank stock	(3,486)	-
Redemption of Federal Home Loan Bank stock	2,800	283
Purchase of premises and equipment	(134)	(337)
Net Cash Provided by Investing Activities	7,559	21,547
Net Cash Provided by Investing Activities of Discontinued Operations	-	-
Net Cash Provided by Investing Activities	7,559	21,547
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money markets, and savings accounts	(64,680)	32,148
Net increase in certificate accounts	19,010	9,527
Decrease in advances from borrowers for taxes and insurance	(1,078)	(569)
Repayments of Federal Home Loan Bank short-term borrowings	(2,855)	(6,067)
Proceeds from Federal Home Loan Bank long-term borrowings	60,000	-
Repayments of Federal Home Loan Bank long-term borrowings	(40,000)	-
Proceeds from Federal Reserve Bank long-term borrowings	4,500	-
Repayments of Federal Reserve Bank long-term borrowings	(4,500)	-
Net repayments from subordinated debt	(14,000)	-
Net proceeds from senior debt	9,487	-
Dividends paid	(341)	(312)
Proceeds from the reissuance of treasury stock under 401(k) plan	9	25
Proceeds from shares issued from authorized and unallocated	-	1,000

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
	(In Thousands)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	$(34,448)	$35,752
Net (Decrease) Increase in Cash and Cash Equivalents	(14,130)	88,315
Cash and Cash Equivalents – Beginning of Year	62,989	58,006
Cash and Cash Equivalents – End of Year	$48,859	$146,321
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$5,946	$6,627
Cash payments for income taxes	$85	$210
Transfer of loans from Oakmont Capital Holdings, LLC	-	$4,388
Transfer of loans held for investment to loans held for sale	$50,160	$-
Net decrease in loans receivable from transfer of loans held for investment to loans held for sale	$(50,160)	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At December 31, 2024, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2024 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2025 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

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

Note 2 – Discontinued Operations

On March 29, 2024, Quaint Oak Bank sold its 51% interest in OCH. The decision was based on a number of strategic priorities and other factors. As a result of this action, the Company classified the operations of OCH as discontinued operations under ASC 205-20. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows present discontinued operations for the current period and retrospectively for prior periods.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands, except for share data)
Interest and Dividend Income
Interest on loans, including fees	$-	$70
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	-	-
Total Interest and Dividend Income	-	70

Interest Expense
Interest on other borrowings	-	295
Total Interest Expense	-	295
Net Interest Loss	-	(225)

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	-	404
Other fees and services charges	-	197
Net loan servicing income	-	726
Net gain on sale of loans	-	366
Gain on sale of OCH (1)	-	1,378
Total Non-Interest Income	-	3,071

Non-Interest Expense
Salaries and employee benefits	-	1,681
Occupancy and equipment	-	219
Professional fees	-	31
Advertising	-	146
Other	-	987
Total Non-Interest Expense	-	3,064
Total net loss from discontinued operations	$-	$(218)
Income attributable to non-controlling interest	-	782
Net income from discontinued operations	$-	$564

(1)	Gain on sale of OCH has been reclassified from prior periods from continuing operations to discontinued operations.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2025 and March 31, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2025	2024
Net (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(83,000)	$873,000

Weighted average shares outstanding – basic	2,626,967	2,450,814
Effect of dilutive common stock equivalents	-	-
Adjusted weighted average shares outstanding – diluted	2,626,967	2,450,814

Basic earnings per share from continuing operations	$(0.03)	$0.20	(1)
Basic (loss) earnings per share from discontinued operations	$-	$0.16	(1)
Basic (loss) earnings per share, net	$(0.03)	$0.36
Diluted earnings per share from continuing operations	$(0.03)	$0.20	(1)
Diluted (loss) earnings per share from discontinued operations	$-	$0.16	(1)
Diluted earnings (loss) per share, net	$(0.03)	$0.36

(1)	Earnings per share from continuing operations and discontinued operations for the three months ended March 31, 2024 reflect the reclassification of the gain on sale of OCH.

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2025 and 2024 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$-	$(16)
Other comprehensive income	1	1
Balance at the end of the period	$1	$(15)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2025 and December 31, 2024 are summarized below (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,423	$1	$(1)	$1,423
Federal National Mortgage Association securities	34	1	-	35
Total available-for-sale-securities	$1,457	$2	$(1)	$1,458

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,631	$1	$(2)	$1,630
Federal National Mortgage Association securities	35	1	-	36
Total available-for-sale-securities	$1,666	$2	$(2)	$1,666

The amortized cost and fair value of mortgage-backed securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$1,457	$1,458
Total	$1,457	$1,458

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	5	$282	$-	$347	$(1)	$629	$(1)

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

	December 31, 2024
		Less than Twelve Months		Twelve Months or Greater		Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government National Mortgage Association securities	8	$376	$-	$718	$(2)	$1,094	$(2)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of March 31, 2025 and 2024.

There were no credit losses recognized during the three months ended March 31, 2025 and 2024. There were no sales during the three months ended March 31, 2025 and 2024.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate loans:
One-to-four family residential:
Owner occupied	$30,037	$25,927
Non-owner occupied	32,626	33,573
Total one-to-four family residential	62,663	59,500
Multi-family (five or more) residential	45,057	45,412
Commercial real estate	288,043	297,627
Construction	22,480	18,320
Home equity	8,566	5,739
Total real estate loans	426,809	426,598

Commercial business	105,983	114,921
Other consumer	43	46
Total Loans	532,835	541,565

Deferred loan fees and costs	(73)	(396)
Allowance for credit losses	(6,388)	(6,476)
Net Loans	$526,374	$534,693

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2025 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$4,730	$7,188	$5,490	$5,031	$3,307	$3,992	$-	$29,738
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	299	-	299
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$4,730	$7,188	$5,490	$5,031	$3,307	$4,291	$-	$30,037
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non- owner occupied
Risk rating
Pass	$354	$1,293	$1,913	$6,005	$11,851	$11,210	$-	$32,626
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$354	$1,293	$1,913	$6,005	$11,851	$11,210	-	$32,626
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Multi-family residential
Risk rating
Pass	$-	$5,273	$919	$12,629	$13,004	$13,232	$-	$45,057
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$5,273	$919	$12,629	$13,004	$13,232	$-	$45,057
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$338	$32,960	$43,352	$81,870	$57,178	$64,182	$5,878	$285,758
Special mention	-	124	-	333	-	-	-	457
Substandard	-	-	746	791	117	-	174	1,828
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$338	$33,084	$44,098	$82,994	$57,295	$64,182	$6,052	$288,043
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$1,138	$6,768	$4,968	$5,078	$4,113	$-	$-	$22,065
Special mention	-	-	415	-	-	-	-	415
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$1,138	$6,768	$5,383	$5,078	$4,113	$-	$-	$22,480
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity
Risk rating
Pass	$271	$527	$3,097	$-	$112	$161	$4,398	$8,566
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$271	$527	$3,097	$-	$112	$161	$4,398	$8,566
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$1,288	$16,018	$3,806	$43,247	$15,526	$4,821	$16,983	$101,689
Special mention	-	-	-	-	-	559	100	659
Substandard	-	301	-	921	2,326	33	54	3,635
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$1,288	$16,319	$3,806	$44,168	$17,852	$5,413	$17,137	$105,983
Current period gross charge-offs	$-	$246	$-	$173	$-	$-	$-	$419

Other consumer
Risk rating
Pass	$-	$-	$43	$-	$-	$-	$-	$43
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$43	$-	$-	$-	$-	$43
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$8,119	$70,027	$63,588	$153,860	$105,091	$97,598	$27,259	$525,542
Special mention	-	124	415	333	-	559	100	1,531
Substandard	-	301	746	1,712	2,443	332	228	5,762
Doubtful	-	-	-	-	-	-	-	-
Total	$8,119	$70,452	$64,749	$155,905	$107,534	$98,489	$27,587	$532,835
Current period gross charge-offs	$-	$246	$-	$173	$-	$-	$-	$419

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2024 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$7,290	$5,508	$5,078	$3,719	$1,632	$2,401	$-	$25,628
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	299	-	-	-	-	299
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$7,290	$5,508	$5,377	$3,719	$1,632	$2,401	$-	$25,927
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

One-to-four family residential non- owner occupied
Risk rating
Pass	$1,363	$1,920	$6,049	$11,949	$1,835	$10,457	$-	$33,573
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$1,363	$1,920	$6,049	$11,949	$1,835	$10,457	-	$33,573
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$5,274	$923	$12,713	$13,087	$4,068	$9,347	$-	$45,412
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$5,274	$923	$12,713	$13,087	$4,068	$9,347	$-	$45,412
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$35,478	$47,329	$80,933	$57,927	$22,637	$46,912	$4,394	$295,610
Special mention	-	746	333	116	-	-	50	1,245
Substandard	-	-	772	-	-	-	-	772
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$35,478	$48,075	$82,038	$58,043	$22,637	$46,912	$4,444	$297,627
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$4,498	$3,748	$5,546	$4,113	$-	$-	$-	$17,905
Special mention	-	415	-	-	-	-	-	415
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$4,498	$4,163	$5,546	$4,113	$-	$-	$-	$18,320
Current period gross charge-offs	$-	$-	$-	$-	$-	$187	$-	$187

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$16,655	$4,056	$48,619	$18,554	$3,205	$1,826	$17,854	$110,769
Special mention	-	-	-	-	574	-	100	674
Substandard	296	-	702	2,387	33	-	60	3,478
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$16,951	$4,056	$49,321	$20,941	$3,812	$1,826	$18,014	$114,921
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$-	$-	$1,611

Other consumer
Risk rating
Pass	$46	$-	$-	$-	$-	$-	$-	$46
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$46	$-	$-	$-	$-	$-	$-	$46
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total

Pass	$71,133	$63,848	$158,938	$109,463	$33,377	$71,112	$26,811	$534,682
Special mention	-	1,161	333	116	574	-	150	2,334
Substandard	296	-	1,773	2,387	33	-	60	4,549
Doubtful	-	-	-	-	-	-	-	-
Total	$71,429	$65,009	$161,044	$111,966	$33,984	$71,112	$27,021	$541,565
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$187	$-	$1,798

The following table presents non-performing loans by classes of the loan portfolio as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner-occupied	$-	$299	$299	$394	$693
Commercial real estate	-	1,828	1,828	20	1,848
Commercial business	1,055	2,249	3,304	99	3,403
Total	$1,055	$4,376	$5,431	$513	$5,944

As part of the discontinued operations of OCH, the Bank retained approximately 60 loans totaling $4.4 million, which were classified as non-accrual. As of March 31, 2025, the value of these total $1.7 million, made up of approximately 29 loans.  The Bank continues to monitor these loans for collectability.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2024
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non- Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner occupied	$-	$299	$299	$395	$694
Commercial real estate	-	1,519	1,519	167	1,686
Commercial business	1,097	2,680	3,777	164	3,941
Total	$1,097	$4,498	$5,595	$726	$6,321

For the three months ended March 31, 2025 and March 31, 2024 there was no interest income recognized on non-accrual loans on a cash basis. There was $139,000 of interest income foregone on non-accrual loans for the three months ended March 31, 2025, and $4,000 for the three months ended March 31, 2024.

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness and term extensions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

As of March 31, 2025, there was one commercial business loan with an amortized cost of $34,000 which was granted a term extension resulting in a change in the maturity date, from August 2027 to February 2030, in addition to principal forgiveness of $2,000. This loan represented 0.01% of loans receivable, net.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three months ended March 31, 2025 (in thousands):

	March 31, 2025
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$177	$178	$442	$2,337	$156	$56	$3,130	$6,476
Charge-offs	-	-	-	-	-	-	(419)	(419)
Recoveries	-	-	-	-	-	-	5	5
Provision	42	(3)	(101)	14	69	20	285	326
Ending balance	$219	$175	$341	$2,351	$225	$76	$3,001	$6,388

The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the three months ended March 31, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio classes for the three months ended March 31, 2025, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the year ended March 31, 2024 (in thousands):

	March 31, 2024
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
Allowance for credit losses:
Beginning balance	$153	$219	$420	$2,784	$583	$61	$2,538	$6,758
Charge-offs	-	-	-	-	-	-	(338)	(338)
Recoveries	-	-	-	-	-	-	-	-
Provision	13	(9)	7	97	(20)	5	991	1,084
Ending balance	$166	$210	$427	$2,881	$563	$66	$3,191	$7,504

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$403	$693	$28,941	$30,037
One-to-four family residential non-owner occupied	261	-	32,365	32,626
Multi-family residential	-	-	45,057	45,057
Commercial real estate	5,925	1,848	280,270	288,043
Construction	415	-	22,065	22,480
Home equity	35	-	8,531	8,566
Commercial business	2,451	3,403	100,129	105,983
Other consumer	-	-	43	43
Total	$9,490	$5,944	$517,401	$532,835

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$209	$694	$25,024	$25,927
One-to-four family residential non-owner occupied	569	-	33,004	33,573
Multi-family residential	85	-	45,327	45,412
Commercial real estate	10,063	1,686	285,878	297,627
Construction	4,528	-	13,792	18,320
Home equity	35	-	5,704	5,739
Commercial business	873	3,941	110,107	114,921
Other consumer	-	-	46	46
Total	$16,362	$6,321	$518,882	$541,565

For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

The following table summarizes the industry concentrations within the multi-family and commercial real estate portfolios:

	March 31, 2025	December 31, 2024
	(in Thousands)
Real Estate Rental and Leasing	$134,221	$135,874
Health Care and Social Assistance	35,532	35,864
Accommodation and food services	33,587	33,811
Construction	24,907	25,087
Retail trade	22,047	24,657
Other services (except public administration)	19,323	21,321
Manufacturing	14,195	16,515
Arts, entertainment, and recreation	13,409	14,497
Wholesale trade	8,273	8,349
Finance and insurance	7,564	6,162
Transportation and warehousing	5,792	5,901
Professional, scientific and technical services	5,507	5,686
Other	8,743	9,315
Total	$333,100	$343,039

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The commercial real estate and multi-family portfolio consists of 53% owner occupied commercial real estate loans and 47% of non-owner occupied commercial real estate loans as of March 31, 2025. The following table summarizes the non-owner occupied commercial real estate portfolio and the percent of total loans receivable, net.

	March 31, 2025		December 31, 2024
	Balance	Percent of Total Loans Receivable, net	Balance	Percent of Total Loans Receivable, net
	(Dollars in Thousands)
Real estate rental and leasing	$122,268	23.2%	$123,103	23.0%
Construction	14,883	2.8	14,987	2.8
Health care and social assistance	7,315	1.4	8,345	1.6
Finance and insurance	4,916	0.9	4,948	0.9
Other services (except public administration)	4,300	0.8	4,347	0.8
Accommodation and Food Services	1,707	0.3	1,733	0.4
Professional, Scientific, and Technical Services	1,040	0.2	1,051	0.2
Other	1,470	0.4	3,274	0.6
Total	$157,899	30.0%	$161,788	30.3%

The following table summarizes the non-owner occupied commercial real estate rental and leasing loan portfolio outstanding balance, total commitment and loan to value (“LTV”) ratio by geographic location:

	March 31, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$44,286	$85,191	52.0%	$44,959	$86,035	52.3%
Philadelphia	35,546	77,380	45.9	36,142	77,810	46.4
Delaware	15,485	32,125	48.2	15,583	32,125	48.5
New Jersey	9,594	19,315	49.7	9,705	19,315	50.2
Ohio	6,866	10,100	68.0	6,914	10,100	68.5
Other	10,491	17,980	58.4	9,800	16,430	59.6
Total	$122,268	$242,091	50.5%	$123,103	$241,815	50.9%

(1)	Pennsylvania excluding Philadelphia

The following table summarizes the non-owner occupied commercial real estate construction loan portfolio outstanding balance, total commitment and LTV ratio by geographic location:

	March 31, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$7,417	$13,996	51.4%	$7,477	$13,996	53.4%
Philadelphia	4,750	9,685	49.0	4,782	9,685	49.4
New Jersey	2,716	8,200	33.1	2,728	8,200	33.3
Total	$14,883	$31,881	46.7%	$14,987	$31,881	47.0%

(1)	Pennsylvania excluding Philadelphia

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at March 31, 2025 and 2024 was $65,000, and $113,000, respectively, which is net of accumulated amortization of $420,000 and $372,000, respectively. Amortization expense for both the three months ended March 31, 2025 and 2024 amounted to approximately $12,000.

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2025	December 31, 2024
Non-interest bearing checking accounts	$60,928	$59,783
Interest bearing checking accounts(1)	-	47,802
Savings accounts	430	492
Money market accounts(2)	144,323	162,285
Certificates of deposit	301,901	282,890
Total deposits	$507,582	$553,252

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately 8.6% of total deposits at December 31, 2024. At December 31, 2024, the combined outstanding balances of the major deposit customer’s interest bearing checking account totaled approximately $47.8 million.

(2)	The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 16.7% and 18.1% of total deposits at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $85.0 million and $100.0 million, respectively.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
Short-term borrowings	$65,000	4.69%	$45,000	4.71%
Fixed rate borrowings maturing:
2025	$-	-%	$2,855	1.25%
Total FHLB long-term debt	$-	-%	$2,855	1.25%

The balance of senior debt, net of unamortized debt issuance costs, was $9.5 million at March 31, 2025.

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at March 31, 2025 are as follows (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net
6.5% subordinated notes, due December 31, 2028	$8,000	$-	$8,000
11.0% senior notes, due March 1, 2028	$9,750	$500	$9,250
11.0% senior notes, due March 1, 2028	$250	$13	$237

The balance of subordinated debt, net of unamortized debt issuance costs, was $22.0 million at December 31, 2024.

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

During the three months ended March 2025 and 2024, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

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

As of March 31, 2025, a total of 34,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 12,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of March 31, 2025 and changes during the three months ended March 31, 2025 is as follows:

	March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	36,000	$18.00
Granted	-	-
Vested	-	-
Forfeited	(2,000)	18.00
Unvested at the end of the period	34,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five-year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During both the three months ended March 31, 2025 and 2024, the Company recognized approximately $41,000 of compensation expense. During both the three months ended March 31, 2025 and 2024, the Company recognized a tax benefit of approximately $9,000. As of March 31, 2025, approximately $506,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Stock Options

The 2018 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 155,000 shares, of which 116,250 may be stock options assuming all the restricted shares are awarded. The outstanding options granted in 2018 remain exercisable until May 2028, to the extent still outstanding. In May 2023, the shareholders of Quaint Oak Bancorp approved the adoption of the 2023 Stock Incentive Plan. The 2023 Stock Incentive Plan approved by shareholders in May 2018 covered a total of 175,000 shares, of which 131,250 may be stock options assuming all the restricted shares are awarded.

All incentive stock options issued under the 2018 and 2023 Stock Incentive Plans are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

As of March 31, 2025, a total of 213,033 grants of stock options were outstanding under the 2018 and 2023 Stock Incentive Plans and 47,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s 2018 and 2023 Stock Incentive Plans as of March 31, 2025 and changes during the three months ended March 31, 2025 is as follows:

	March 31, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	6.3
Granted	-	-	-
Exercised	-	-	-
Forfeited	(11,000)	16.01	6.3
Outstanding at end of period	213,033	$15.98	6.1
Exercisable at end of period	111,033	$14.38	4.3

During both the three months ended March 31, 2025 and 2024, the Company recognized approximately $20,000 of compensation expense on stock options. During both three months ended March 31, 2025 and 2024, the Company recognized a tax benefit of approximately $1,000. As of March 31, 2025, approximately $251,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.1 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 20 of the Company’s 2024 Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk. Loans are considered a Level 3 classification.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2025 (in thousands):

	March 31, 2025
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,423	$-	$1,423	$-
Federal National Mortgage Association mortgage- backed securities	35	-	35	-
Total investment securities available for sale	$1,458	$-	$1,458	$-
Total recurring fair value measurements	$1,458	$-	$1,458	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$2,560	$-	$-	$2,560
Total nonrecurring fair value measurements	$2,560	$-	$-	$2,560

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2024 (in thousands):

	December 31, 2024
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,630	$-	$1,630	$-
Federal National Mortgage Association mortgage- backed securities	36	-	36	-
Total investment securities available for sale	$1,666	$-	$1,666	$-
Total recurring fair value measurements	$1,666	$-	$1,666	$-

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2025 (in thousands):

	March 31, 2025
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$2,560	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2025 and December 31, 2024 (in thousands):

			Fair Value Measurements at
			March 31, 2025
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$963	$-	$-	$963
Loans held for sale	50,946	52,242	-	52,242	-
Loans receivable, net	526,374	510,232	-	-	510,232

Financial Liabilities
Deposits	507,582	514,798	205,681	-	309,117
Subordinated debt	8,000	7,547	-	-	7,547
Senior Debt	9,487	9,678	-	-	9,678

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

			Fair Value Measurements at
			December 31, 2024
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$964	$-	$-	$964
Loans held for sale	64,281	65,624	-	65,624	-
Loans receivable, net	534,693	518,295	-	-	518,295

Financial Liabilities
Deposits	553,252	560,701	270,361	-	290,340
FHLB long-term borrowings	2,855	2,848	-	-	2,848
Subordinated debt	22,000	21,733	-	-	21,733

For cash and cash equivalents, accrued interest receivable, investment in FHLB stock, bank-owned life insurance, accrued interest payable, FHLB short term borrowings, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

Note 12 – Operating Segments

ASC Topic 820 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has applied the aggregation criterion set forth in this codification to the results of its operations. The Company's operations currently consist of two reportable operating segments: Banking and Oakmont Commercial. The Company offers different products and services through its two segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, which are included in the Banking Segment for segment reporting purposes as the operating results are monitored by the Chief Operating Decision Maker collectively. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

Quaint Oak Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

The Oakmont Commercial Segment originates commercial real estate loans which are sold into the secondary market along with the loans’ servicing rights. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans and processing fees. The Oakmont Commercial Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of consumers.

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2025			2024
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(2)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$3,892	$252	$4,144	$5,256	$154	$5,410
Provision for Credit Losses	441	-	441	1,125	11	1,136
Net Interest Income after Provision for Credit Losses	3,451	252	3,703	4,131	143	4,274

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	146	-	146	206	-	206
Real estate sales commissions, net	-	-	-	4	-	4
Insurance commissions	185	-	185	152	-	152
Other fees and services charges	31	1	32	220	7	227
Net loan servicing income	4	-	4	2	-	2
Income from bank-owned life insurance	30	-	30	28	-	28
Net gain on loans held for sale	342	714	1,056	606	329	935
Gain on the sale of SBA loans	307	-	307	28	-	28
Total Non-Interest Income	1,045	715	1,760	1,246	336	1,582

Non-Interest Expense
Salaries and employee benefits	3,271	379	3,650	3,303	360	3,663
Directors’ fees and expenses	65	-	65	51	-	51
Occupancy and equipment	430	1	431	250	-	250
Data processing	402	-	402	263	-	263
Professional fees	208	15	223	132	9	141
FDIC deposit insurance assessment	121	-	121	173	-	173
Advertising	91	8	99	82	4	86
Amortization of other intangible	12	-	12	12	-	12
Other	531	10	541	474	12	486
Total Non-Interest Expense	5,131	413	5,544	4,740	385	5,125
Pretax Segment Profit (Loss)	$(635)	$554	$(81)	$637	$94	$731
Net Income Attributable to Noncontrolling Interest	$-	$-	$-	$564	$-	$564
Segment Assets	$606,211	$44,157	$650,368	$715,871	$59,633	$775,504

_________________________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.
(2)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

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

At March 31, 2025 the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania. In February, 2019, Quaint Oak Mortgage opened a mortgage banking office in Philadelphia, Pennsylvania. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a multi-state specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believe are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

There were no changes made to the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

General. The Company’s total assets at March 31, 2025 were $650.4 million, a decrease of $34.8 million, or 5.1%, from $685.2 million at December 31, 2024. This decrease in total assets was primarily due to a $14.1 million, or 22.4%, decrease in cash and cash equivalents, a $13.3 million, or 20.7%, decrease in loans held for sale, an $8.3 million, or 1.6%, decrease in loans receivable, net of allowance for credit losses, a $208,000, or 12.5%, decrease in investment securities available for sale, and a $40,000, or 2.5%, decrease in premises and equipment, net. Partially offsetting the decrease in total assets was a $686,000, or 31.0%, increase in investment in Federal Home Loan Bank stock, at cost, a $301,000, or 3.9%, increase in prepaid expenses and other assets, a $227,000, or 5.7%, increase in accrued interest receivable, and a $30,000, or 0.7%, increase in bank-owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased $14.1 million, or 22.4%, from $63.0 million at December 31, 2024 to $48.9 million at March 31, 2025, due to a decrease in deposits.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits remained at $912,000 at both March 31, 2025 and December 31, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $208,000, or 12.5%, from $1.7 million at December 31, 2024 to $1.5 million at March 31, 2025, due primarily to the principal repayments on these securities during the three months ended March 31, 2025.

Loans Held for Sale. Loans held for sale decreased $13.3 million, or 20.7%, from $64.3 million at December 31, 2024 to $50.9 million at March 31, 2025 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $19.6 million of one-to-four family residential loans during the three months ended March 31, 2025 and sold $24.8 million of loans in the secondary market. The Bank’s commercial real estate subsidiary, Oakmont Commercial, LLC, originated $9.4 million of commercial real estate loans during the three months ended March 31, 2025 and sold $17.8 million of loans in the secondary market during this same period. Additionally, the Bank originated $4.9 million of SBA loans and sold $3.7 of loans in the secondary market in the same period.

Loans Receivable, Net. Loans receivable, net, decreased $8.3 million, or 1.6%, to $526.4 million at March 31, 2025 from $534.7 million December 31, 2024. The largest decreases within the loan portfolio occurred in commercial real estate loans which decreased $9.6 million, or 3.2%, commercial business loans which decreased $8.9 million, or 7.8%, and one-to-four family non-owner occupied loans which decreased $947,000, or 2.8%. Partially offsetting these decreases were construction loans which increased $4.2 million, or 22.7%, one-to-four family owner occupied loans which increased $4.1 million, or 15.9%, and home equity loans which increased $2.8 million, or 49.3%.

Deposits. Total deposits decreased $45.7 million, or 8.3%, to $507.6 million at March 31, 2025 from $553.3 million at December 31, 2024. This decrease in deposits was primarily attributable to a decrease of $47.8 million, or 100.0%, in interest bearing checking accounts as the Company exited one of its correspondent banking relationships. Also contributing to the decrease in deposits was a decrease of $18.0 million, or 11.1%, in money market accounts, and a $62,000, or 12.6%, decrease in savings accounts. These decreases in deposits were partially offset by an increase of $19.0 million, or 6.7%, in certificates of deposit, and an increase of $1.1 million, or 1.9%, in non-interest bearing checking accounts.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $139.6 million, or 27.5% of total deposits at March 31, 2025.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $17.1 million, or 35.8%, to $65.0 million at March 31, 2025 from $47.9 million at December 31, 2024. During the period ended March 31, 2025, the Company borrowed $60.0 million of FHLB short-term borrowings, paid down $40.0 million of FHLB short-term borrowings, and paid down $2.9 million of FHLB long-term borrowings.

Senior debt. Senior debt, net of unamortized debt issuance costs, increased $9.5 million, or 100.0% from none at December 31, 2024 as the Company entered into a Senior Unsecured Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued an aggregate of $9.75 million in aggregate principal amount of Fixed Rate Unsecured Senior Notes due March 1, 2028 (the “Notes”) in a private placement. The Company issued to an accredited individual investor an additional $250,000 in principal amount of the Notes as of March 4, 2025 for a total of $10.0 million in aggregate principal amount. The Notes bear interest at a fixed annual rate of 11.00%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2025. The maturity date of the Notes is March 1, 2028.

Subordinated debt. Subordinated debt, net of unamortized debt issuance costs, decreased $14.0 million, or 63.6%, to $8.0 million at March 31, 2025 from $22.0 million at December 31, 2024 as the Company used the net proceeds from the sale of the Senior Debt Notes to repay a portion of the outstanding $14.0 million aggregate principal amount of its 8.5% Fixed Rate Subordinated Notes upon their maturity on March 15, 2025.

Stockholders’ Equity. Total stockholders’ equity from continuing operations decreased $353,000, or 0.7%, to $52.3 million at March 31, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $341,000, and net loss for the period ended March 31, 2025 of $83,000. The decrease in stockholders’ equity was partially offset by amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $9,000, and other comprehensive income, net of $1,000.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net loss amounted to $83,000 for the three months ended March 31, 2025, a decrease of $956,000, or 109.5%, compared to net income of $873,000 for the three months ended March 31, 2024. The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in interest income of $2.2 million, an increase in non-interest expense of $419,000, and a decrease in net income from discontinued operations of $406,000, partially offset by a decrease in interest expense of $930,000, a decrease in the provision for credit losses of $695,000, a decrease in the net provision for income taxes from continuing operations of $262,000, and an increase in non-interest income of $178,000.

Net Interest Income. Net interest income decreased $1.3 million, or 23.4% to $4.1 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024. The decrease was driven by a $2.2 million, or 18.1%, decrease in interest income, partially offset by a $930,000, or 13.9%, decrease in interest expense.

Interest Income. The $2.2 million, or 18.1%, decrease in interest income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $69.8 million from $658.4 million for the three months ended March 31, 2024 to $588.7 million for the three months ended March 31, 2025 and had the effect of decreasing interest income $1.2 million, a 35 basis point decrease in the average yield on loans receivable, net from 6.82% for the three months ended March 31, 2024 to 6.47% for the three months ended March 31, 2025, and had the effect of decreasing interest income $519,000, and a $31.1 million decrease in the average balance of due from banks – interest earning, which decreased from $68.2 million for the three months ended March 31, 2024 to $37.1 million for the three months ended March 31, 2025, and had the effect of decreasing interest income $356,000.

Interest Expense. The $930,000, or 13.9%, decrease in interest expense for the three months ended March 31, 2025 over the comparable period in 2024 was driven by a $1.3 million, or 21.0%, decrease in interest expense on deposits, which was primarily attributable to reduced correspondent banking activity. Also contributing to the decrease in interest expense for the three months ended March 31, 2025 was a $237,000, or 97.9%, decrease in the interest expense on Federal Home Loan Bank long-term borrowings due to a $23.3 million, or 92.8%, decrease in the average balance of Federal Home Loan Bank long-term borrowings which decreased from $25.1 million for the three months ended March 31, 2024 to $1.8 million for the three months ended March 31, 2025 and a $32,000, or 6.6%, decrease in interest on subordinated debt. These decreases in interest expense were partially offset by a $479,000, or 100.0%, increase in the interest expense on Federal Home Loan Bank short-term borrowings due to a $43.2 million, or 100.0%, increase in the average balance of Federal Home Loan Bank short-term borrowings which increased from none for the three months ended March 31, 2024 to $43.2 million for the three months ended March 31, 2025, and a $116,000, or 100.0% increase in interest expense on senior debt. The average interest rate spread increased from 2.06% for the three months ended March 31, 2024 to 2.13% for the three months ended March 31, 2025 while the net interest margin decreased from 2.96% for the three months ended March 31, 2024 to 2.63% for the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-bearing	$37,084	$350	3.78%	$68,166	$781	4.58%
Investment in interest-earning time deposits	912	9	3.95	1,403	18	5.13
Investment securities available for sale	1,594	33	8.28	2,299	39	6.79
Loans receivable, net (1) (2)	588,670	9,523	6.47	658,425	11,232	6.82
Investment in FHLB stock	2,297	11	1.92	1,312	52	15.85
Total interest-earning assets	630,557	9,926	6.30%	731,605	12,122	6.63%
Non-interest-earning assets	18,507			21,313
Total assets	$649,064			$752,918
Interest-bearing liabilities:
Savings accounts	$450	$-	0.00%	$920	$1	0.00%
Money market accounts	159,426	1,439	3.61	217,243	2,456	4.52
Checking accounts	36,924	288	3.12	99,986	1,347	5.39
Certificate of deposit accounts	284,789	3,002	4.22	222,119	2,182	3.93
Total deposits	481,589	4,729	3.93	540,268	5,986	4.43
FHLB short-term borrowings	43,167	479	4.44	-	-	-
FHLB long-term borrowings	1,796	5	1.11	25,067	242	3.86
FRB long-term borrowings	50	1	8.00	-	-	-
Subordinated debt	18,600	452	9.72	21,982	484	8.81
Senior debt	9,903	116	4.69	-	-	-
Total interest-bearing liabilities	555,105	5,782	4.18%	587,317	6,712	4.58%
Non-interest-bearing liabilities	41,352			116,652
Total liabilities	596,457			703,969
Stockholders’ Equity	52,607			48,949
Total liabilities and Stockholders’ Equity	$649,064			$752,918
Net interest-earning assets	$75,452			$144,288
Net interest income; average interest rate spread		$4,144	2.13%		$5,410	2.06%
Net interest margin (3)			2.63%			2.96%
Average interest-earning assets to average interest-bearing liabilities			113.59%			124.57%

________________________

(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $695,000, or 61.2%, decrease in the provision for credit losses for the three months ended March 31, 2025 over the three months ended March 31, 2024 was primarily due to a decrease in loans receivable, net, partially offset by an increase in charge-offs during the three months ended March 31, 2025.

Non-Interest Income. The $178,000, or 11.3%, increase in non-interest income for the three months ended March 31, 2025 over the comparable period in 2024 was primarily attributable to a $279,000, or 996.4%, increase in gain on sale of SBA loans, a $121,000, or 12.9%, increase in net gain on sale of loans, and a $33,000, or 21.7%, increase in insurance commissions. These increases were partially offset by a $195,000, or 85.9%, decrease in other fees and service charges, a $60,000, or 29.1%, decrease in mortgage banking, equipment lending and title abstract fees, and a $4,000, or 100.0%, decrease in real estate sales commissions, net.

Non-Interest Expense. The $419,000, or 8.2%, increase in non-interest expense for the three months ended March 31, 2025 over the comparable period in 2024 was primarily due to a $181,000, or 72.4%, increase in occupancy and equipment expense, a $139,000, or 52.9%, increase in data processing expense, an $82,000, or 58.2%, increase in professional fees, a $55,000, or 11.3%, increase in other expense, a $14,000, or 27.5%, increase in directors’ fees and expenses, and a $13,000, or 15.1%, increase in advertising expense. These increases were partially offset by a $52,000, or 30.1%, decrease in FDIC deposit insurance assessment, and a $13,000, or 0.4%, decrease in salaries and employee benefits expense.

Provision for Income Tax. The provision for income tax from continuing operations decreased $262,000, or 99.2%, from $264,000 for the three months ended March 31, 2024 to $2,000 for the three months ended March 31, 2025 due primarily to a decrease in pre-tax income.

Operating Segments

The Company’s operations consist of two reportable operating segments: Banking and Oakmont Commercial. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Oakmont Commercial Segment originates commercial real estate loans which are sold into the secondary market along with the loans’ servicing rights. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans, processing fees, and service fees. Detailed segment information appears in Note 12 in the Notes to Unaudited Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended March 31, 2025 of $635,000, a $1.3 million, or 199.7%, decrease from the same period in 2024. This decrease in PTSL was primarily due to a $1.4 million, or 26.0%, decrease in net interest income, a $201,000, or 16.1%, decrease in non-interest income, and a $391,000, or 8.2%, increase in non-interest expense. This decrease was partially offset by a $684,000, or 60.8%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $57,000, or 12.0% increase in other expense, a $139,000, or 52.9%, increase in data processing expense, and a $180,000, or 72.0%, increase in occupancy and equipment expense, and a $14,000, or 27.5%, increase in directors’ fees and expenses. The decrease in non-interest income is primarily attributable to a $264,000, or 43.6%, decrease in the net gain on loans held for sale, a $189,000, or 85.9% decrease in other fees and service charges, and a $60,000, or 29.1%, decrease in mortgage banking, equipment lending and title abstract fees, partially offset by a $279,000, or 996.4%, increase in gain on sale of SBA loans.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2025 of $554,000, a $460,000, or 489.4%, increase from the same period in 2024. The increase in PTSP was primarily due to a $379,000, or 112.8%, increase in non-interest income, a $98,000, or 63.6%, increase in net interest income, and an $11,000, or 100.0%, decrease in the provision for credit losses. The increase in PTSP was partially offset by a $28,000, or 7.3%, increase in non-interest expense. The increase in non-interest income was primarily due to a $385,000, or 117.0%, increase net gain on loans held for sale, partially offset by a $6,000, or 85.7%, decrease in other fees and service charges. The increase in non-interest expense was primarily due to a $19,000, 5.3%, increase in salaries and employee benefits expense, a $6,000, or 66.7% increase in professional fees, a $4,000, or 100.0%, increase in advertising expense, and a $1,000, or 100.0%, increase in occupancy and equipment expense, partially offset by a $2,000, or 16.7%, decrease in other non-interest expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At March 31, 2025, the Company's cash and cash equivalents amounted to $48.9 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2025, Quaint Oak Bank had outstanding commitments to originate loans of $33.0 million, commitments under unused lines of credit of $63.5 million, and $1.0 million under standby letters of credit.

At March 31, 2025, certificates of deposit scheduled to mature in one year or less totaled $180.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of March 31, 2025, we had $65.0 million of borrowings from the FHLB and had $265.9 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of March 31, 2025, Quaint Oak Bank had $18.5 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

The Company identified one major money market deposit customer that accounted for approximately 16.7% of total deposits at March 31, 2025. The outstanding balance major deposit customer totaled approximately $85.0 million at March 31, 2025. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

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

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2025 (dollars in thousands).

March 31, 2025
(Dollars in thousands)

Cash and cash equivalents	$48,859
Unpledged investment securities, amortized cost	1,458
FHLB advance availability	265,860
Federal Reserve discount window availability	18,526
Total primary and secondary sources of available liquidity	$334,703

Total stockholders’ equity from continuing operations decreased $353,000, or 0.7%, to $52.3 million at March 31, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $341,000, and net loss for the period ended March 31, 2025 of $83,000. The decrease in stockholders’ equity was partially offset by amortization of stock awards and options under our stock compensation plans of $61,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $9,000, and other comprehensive income, net of $1,000.

For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At March 31, 2025, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.39%, 12.67%, 12.67% and 13.92%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At March 31, 2025, we had unfunded commitments under lines of credit of $63.5 million, $33.0 million of commitments to originate loans, and $1.0 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was a provision of $115,000 at March 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2025 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 – January 31, 2025	-	$-	-	24,375
February 1, 2025 – February 28, 2025	-	-	-	24,375
March 1, 2025 – March 31, 2025	-	-	-	24,375
Total	-	$-	-	24,375

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

Date: May 15, 2025	By:	/s/ Robert T. Strong
Robert T. Strong
Chief Executive Officer

Date: May 15, 2025	By:	/s/ John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer