Form 10-K/A
period 2024-12-31
QUAINT OAK BANCORP, INC.
filed 2025-06-10
CIK 1391933

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

Number of shares of Common Stock outstanding as of March 25, 2025: 2,627,323

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-11 of this Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Quaint Oak Bancorp, Inc. (the “Company”) for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission on March 28, 2025 (the “Original Form 10-K”), is being filed for the sole purpose of amending Item 9B, Item 10 and Item 11 of the Original Form 10-K to include the information required by Item 408(a), Item 408(b) and Item 402(x) of Regulation S-K, respectively, which was inadvertently omitted.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART II

Item 9B. Other Information.

     During the three months and year ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

     The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2025 (the “Proxy Statement”), a copy of which was filed with the Securities and Exchange Commission on April 9, 2025.

     The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and its subsidiaries. A copy of the Code of Ethics is available on the Company’s website at www.quaintoak.com.

     The Company has adopted insider trading policies and procedures regarding securities transactions (the "Insider Trading Policy") that apply to all personnel, including directors and officers of the Company and its subsidiaries. The Company follows the Insider Trading Policy when repurchasing its securities. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities. A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the Original Form 10-K.

Item 11. Executive Compensation.

     The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director Compensation” and “Executive Compensation” in the Proxy Statement.

     In response to Item 402(x) of Regulation S-K, equity awards are discretionary and are granted to our directors, officers and employees by the Compensation Committee of the Board of Directors. Historically, stock options have been granted to the directors and named executive officers as well as other employees in May of the year in which the Company’s Stock Incentive Plan is approved by shareholders at the annual meeting of shareholders. The Compensation Committee may approve grants to be effective at other times, including the hiring or promotion of an executive officer. The Compensation Committee has not taken into account material nonpublic information when determining the timing and terms of previous equity awards, but may do so for future grants. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Accordingly, we do not have a specific policy or practice on the timing of such awards in relation to our disclosure of material nonpublic information. The Compensation Committee did not make any awards of stock options in 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)         (3)         Exhibits

     The following exhibits are filed as part of this Amendment No. 1 pursuant to Item 601 of Regulation S-K.

No.	Exhibits	Location
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

June 10, 2025	By:	/s/ John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer