Form 10-Q
period 2025-06-30
QUAINT OAK BANCORP, INC.
filed 2025-08-14
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2025, 2,635,914 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$219	$345
Due from banks, interest-bearing	48,672	62,644
Cash and cash equivalents	48,891	62,989
Investment in interest-earning time deposits	912	912
Investment securities available for sale	1,236	1,666
Loans held for sale	56,013	64,281
Loans receivable, net of allowance for credit losses (2025 $6,326; 2024 $6,476)	541,690	534,693
Accrued interest receivable	4,655	3,961
Investment in Federal Home Loan Bank stock, at cost	2,691	2,214
Bank-owned life insurance	4,508	4,447
Premises and equipment, net	1,581	1,626
Goodwill	515	515
Other intangible, net of accumulated amortization	53	77
Prepaid expenses and other assets	8,015	7,787
Total Assets	$670,760	$685,168
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$97,432	$59,783
Interest-bearing	434,744	493,469
Total deposits	532,176	553,252
Federal Home Loan Bank borrowings	60,000	47,855
Senior debt, net of unamortized costs	9,531	-
Subordinated debt	8,000	22,000
Accrued interest payable	1,026	937
Advances from borrowers for taxes and insurance	2,915	3,122
Accrued expenses and other liabilities	4,855	5,385
Total Liabilities	618,503	632,551
Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 issued as of both June 30, 2025 and December 31, 2024; 2,635,866 and 2,626,535 outstanding at June 30, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	23,057	22,976
Treasury stock, at cost: 473,127 and 482,458 shares at June 30, 2025 and December 31, 2024, respectively	(3,538)	(3,588)
Accumulated other comprehensive income	3	-
Retained earnings	32,704	33,198
Total Stockholders' Equity	$52,257	$52,617
Total Liabilities and Stockholders’ Equity	$670,760	$685,168

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Interest on loans, including fees	$9,695	$9,317	$19,218	$20,550
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	499	1,580	902	2,469
Total Interest and Dividend Income	10,194	10,897	20,120	23,019

Interest Expense
Interest on deposits	4,598	6,168	9,328	12,154
Interest on FHLB borrowings	648	167	1,132	409
Interest on senior debt	275	-	391	-
Interest on subordinated debt	168	488	620	972
Total Interest Expense	5,689	6,823	11,471	13,535
Net Interest Income	$4,505	$4,074	$8,649	$9,484
Provision for Credit Losses – Loans	464	-	790	1,084
(Recovery of) Provision for Credit Losses – Unfunded Commitments	(27)	(41)	88	11
Total Provision for (Recovery of) Credit Losses	437	(41)	878	1,095
Net Interest Income after Provision for (Recovery of) Credit Losses	4,068	4,115	7,771	8,389

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	280	183	426	390
Real estate sales commissions, net	-	16	-	20
Insurance commissions	196	176	381	328
Other fees and services charges	(119)	240	(87)	466
Net loan servicing income	1	2	5	3
Income from bank-owned life insurance	32	28	62	57
Net gain on sale of loans	1,046	561	2,102	1,495
Gain on the sale of SBA loans	511	98	818	127
Total Non-Interest Income	1,947	1,304	3,707	2,886

Non-Interest Expense
Salaries and employee benefits	3,642	3,673	7,292	7,335
Directors' fees and expenses	65	50	130	101
Occupancy and equipment	432	416	863	666
Data processing	439	311	841	573
Professional fees	174	156	397	297
FDIC deposit insurance assessment	135	163	256	336
Advertising	100	73	199	160
Amortization of other intangible	12	12	24	24
Other	534	382	1,075	869
Total Non-Interest Expense	5,533	5,236	11,077	10,361
Income from Continuing Operations Before Income Taxes	$482	$183	$401	$914
Income Taxes	210	83	212	347
Net Income from Continuing Operations	$272	$100	$189	$567
Income from Discontinued Operations	-	-	-	564
Income Taxes	-	-	-	158
Net Income from Discontinued Operations	$-	$-	$-	$406
Net Income	$272	$100	$189	$973

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Per Common Share Data:
Earnings per share from continuing operations – basic	$0.10	$0.04	$0.07	$0.23
Earnings per share from discontinued operations – basic	$-	$-	$-	$0.16
Earnings per share, net – basic	$0.10	$0.04	$0.07	$0.39
Average shares outstanding – basic	2,630,585	2,600,346	2,628,786	2,525,580
Earnings per share from continuing operations – diluted	$0.10	$0.04	$0.07	$0.23
Earnings per share from discontinued operations – diluted	$-	$-	$-	$0.16
Earnings per share, net – diluted	$0.10	$0.04	$0.07	$0.39
Average shares outstanding - diluted	2,630,585	2,600,346	2,628,786	2,525,580
Book value per share, end of period	$19.83	$19.54	$19.83	$19.54
Shares outstanding, end of period	2,635,866	2,629,289	2,635,866	2,629,289

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Net Income from Continuing Operations	$272	$100	$189	$567

Other Comprehensive Income:
Unrealized gains on investment securities available-for-sale	3	3	4	10
Income tax effect	(1)	(1)	(1)	(2)
Other comprehensive income	2	2	3	8

Total Comprehensive Income	$274	$102	$192	$575
Comprehensive Income from Discontinued Operations	$-	$-	$-	$406
Comprehensive Income Attributable to Quaint Oak Bancorp, Inc.	$274	$102	$192	$981

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2025
	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Income	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – MARCH 31, 2025	2,627,397	$31	$23,040	$(3,582)	$1	$32,774	$52,264

Reissuance of treasury stock under 401(k) plan	2,889		12	19			31

Purchase of treasury stock	(2,920)			(31)			(31)

Reissuance of treasury stock under incentive plan	8,500		(56)	56

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(342)	(342)

Net Income						272	272

Other comprehensive income					2		2

BALANCE – JUNE 30, 2025	2,635,866	$31	$23,057	$(3,538)	$3	$32,704	$52,257

For the Three Months Ended June 30, 2024
	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders’
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – MARCH 31, 2024	2,493,975	$30	$21,370	$(3,554)	$(4)	$32,302	$50,144

Treasury stock purchase	(4,242)			(44)			(44)

Issued from authorized and unallocated	128,500	1	1,447				1,448

Reissuance of treasury stock under 401(k) plan	2,056		8	13			21

Reissuance of treasury stock under incentive plan	9,000		(58)	58

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(342)	(342)

Net income						100	100

Other comprehensive income					2		2

BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2025
	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Income	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2024	2,626,535	$31	$22,976	$(3,588)	$-	$33,198	$52,617

Reissuance of treasury stock under 401(k) Plan	3,751		16	25			41

Purchase of treasury stock	(2,920)			(31)			(31)

Reissuance of treasury stock under incentive plan	8,500		(56)	56

Stock based compensation expense			121				121

Cash dividends declared ($0.26 per share)						(683)	(683)

Net Income						189	189

Other comprehensive income					3		3

BALANCE – JUNE 30, 2025	2,635,866	$31	$23,057	$(3,538)	$3	$32,704	$52,257

For the Six Months Ended June 30, 2024
	Common Stock				Accumulated
	Number of		Additional		Other		Total
	Shares		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Outstanding	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Treasury stock purchase	(4,242)			(44)			(44)

Issued from authorized and unallocated	213,318	2	2,446				2,448

Reissuance of treasury stock under 401(k) Plan	4,165		19	27			46

Reissuance of treasury stock under incentive plan	9,000		(58)	58

Stock based compensation expense			122				122

Cash dividends declared ($0.26 per share)						(654)	(654)

Net income						973	973

Other comprehensive income					8		8

BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2025	2024
Cash Flows from Operating Activities	(In Thousands)
Net income from continuing operations	$189	$567
Net income from discontinued operations	-	406
Net income	$189	$973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	878	1,095
Depreciation expense	346	280
Amortization, net	146	67
Accretion of deferred loan fees and costs, net	(185)	(288)
Stock-based compensation expense	121	122
Net gain sale of loans	(2,102)	(1,495)
Loans held for sale-originations	(82,711)	(64,029)
Loans held for sale-proceeds	93,081	58,995
Gain on the sale of SBA loans	(818)	(127)
Increase in the cash surrender value of bank-owned life insurance	(62)	(56)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(694)	(662)
Prepaid expenses and other assets	(350)	(356)
Accrued interest payable	89	316
Accrued expenses and other liabilities	(530)	77
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	7,398	(5,088)
Net Cash Provided by Operating Activities of Discontinued Operations	-	32,350
Net Cash Provided by (Used in) Operating Activities	7,398	27,262
Cash Flows from Investing Activities
Redemption of interest-earning time deposits	-	1,000
Principal repayments of investment securities available for sale	434	331
Net (decrease) increase in loans receivable	(6,872)	23,246
Proceeds from the sale of Oakmont Capital Holdings, LLC	-	4,300
Purchase of Federal Home Loan Bank stock	(4,006)	(1,227)
Redemption of Federal Home Loan Bank stock	3,529	603
Purchase of premises and equipment	(301)	(414)
Net Cash (Used in) Provided by Investing Activities	(7,216)	27,839
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money markets, and savings accounts	(50,660)	(61,757)
Net increase in certificate accounts	29,584	6,499
Decrease in advances from borrowers for taxes and insurance	(207)	(3)
Proceeds from Federal Home Loan Bank borrowings	12,145	15,933
Proceeds from Federal Reserve Bank long-term borrowings	4,500	-
Repayments of Federal Reserve Bank long-term borrowings	(4,500)	-
Net repayments from subordinated debt	(14,000)	-
Net proceeds from senior debt	9,531	-
Dividends paid	(683)	(654)
Proceeds from the reissuance of treasury stock under 401(k) plan	41	46
Proceeds from shares issued from authorized and unallocated	-	2,448
Acquisition of treasury stock	(31)	(44)

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2025	2024
	(In Thousands)
Net Cash Used in Financing Activities from Continuing Operations	$(14,280)	$(37,532)
Net (Decrease) Increase in Cash and Cash Equivalents	(14,098)	17,569
Cash and Cash Equivalents – Beginning of Year	62,989	58,006
Cash and Cash Equivalents – End of Year	$48,891	$75,575
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$11,381	$13,219
Cash payments for income taxes	$455	$420
Transfer of loans from Oakmont Capital Holdings, LLC	-	$4,388
Transfer of loans held for investment to loans held for sale	$45,987	$-
Net decrease in loans receivable from transfer of loans held for investment to loans held for sale	$(45,987)	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At June 30, 2025, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in  February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20 and ceased all equipment loan originations. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Pursuant to the Bank’s election under Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. The market area served by the Bank is principally Bucks, Montgomery and Philadelphia Counties in Pennsylvania and the Lehigh Valley area in Pennsylvania, although the Bank has customers in all fifty states, the District of Columbia and Puerto Rico. The Bank has three regional offices located in the Delaware Valley, Lehigh Valley and Philadelphia markets The principal deposit products offered by the Bank are money market accounts, certificates of deposit, non-interest bearing checking accounts for businesses and consumers, and savings accounts. The principal loan products offered by the Bank are fixed and adjustable rate residential and commercial mortgages, construction loans, commercial business loans, home equity loans, and lines of credit.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2024 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2025 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	For the Six Months Ended
	June 30,
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to be purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2025 and June 30, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income Attributable to Quaint Oak Bancorp, Inc.	$272,000	$100,000	$189,000	$973,000

Weighted average shares outstanding – basic	2,630,585	2,600,346	2,628,786	2,525,580
Effect of dilutive common stock equivalents	-	-	-	-
Adjusted weighted average shares outstanding – diluted	2,630,585	2,600,346	2,628,786	2,525,580

Basic earnings per share from continuing operations	$0.10	$0.04	$0.07	$0.23	(1)
Basic earnings per share from discontinued operations	$-	$-	$-	$0.16	(1)
Basic earnings per share, net	$0.10	$0.04	$0.07	$0.39
Diluted earnings per share from continuing operations	$0.10	$0.04	$0.07	$0.23	(1)
Diluted earnings per share from discontinued operations	$-	$-	$-	$0.16	(1)
Diluted earnings per share, net	$0.10	$0.04	$0.07	$0.39

(1)	Earnings per share from continuing operations and discontinued operations for the six months ended June 30, 2024 reflect the reclassification of the gain on sale of OCH.

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$1	$(4)	$-	$(10)
Other comprehensive income	2	2	3	8
Balance at the end of the period	$3	$(2)	$3	$(2)

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive income by component for the three or six months ended June 30, 2025 and 2024.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2025 and December 31, 2024 are summarized below (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,199	$3	$-	$1,202
Federal National Mortgage Association securities	34	-	-	34
Total available-for-sale-securities	$1,233	$3	$-	$1,236

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,631	$1	$(2)	$1,630
Federal National Mortgage Association securities	35	1	-	36
Total available-for-sale-securities	$1,666	$2	$(2)	$1,666

The amortized cost and fair value of mortgage-backed securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$1,233	$1,236
Total	$1,233	$1,236

At June 30, 2025, there were no securities in an unrealized loss position.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2024 (in thousands):

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of June 30, 2025 and 2024.

There were no credit losses recognized during the three and six months ended June 30, 2025 and 2024. There were no sales during the three and six months ended June 30, 2025 and 2024.

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate loans:
One-to-four family residential:
Owner occupied	$36,815	$25,927
Non-owner occupied	31,523	33,573
Total one-to-four family residential	68,338	59,500
Multi-family (five or more) residential	41,448	45,412
Commercial real estate	297,999	297,627
Construction	20,205	18,320
Home equity	8,731	5,739
Total real estate loans	436,721	426,598

Commercial business	110,979	114,921
Other consumer	40	46
Total Loans	547,740	541,565

Deferred loan (fees) and costs, net	276	(396)
Allowance for credit losses	(6,326)	(6,476)
Net Loans	$541,690	$534,693

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2025 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied Risk rating
Pass	$11,856	$7,168	$5,472	$4,795	$3,275	$3,950	$-	$36,516
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	299	-	299
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$11,856	$7,168	$5,472	$4,795	$3,275	$4,249	$-	$36,815
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied Risk rating
Pass	$358	$1,289	$1,906	$5,959	$11,753	$10,258	$-	$31,523
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$358	$1,289	$1,906	$5,959	$11,753	$10,258	-	$31,523
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential Risk rating
Pass	$-	$5,272	$914	$12,546	$10,217	$12,499	$-	$41,448
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$5,272	$914	$12,546	$10,217	$12,499	$-	$41,448
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate Risk rating
Pass	$17,195	$34,231	$41,969	$77,483	$56,598	$57,931	$6,336	$291,743
Special mention	-	124	-	439	-	2,605	-	3,168
Substandard	-	-	1,859	791	264	-	174	3,088
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$17,195	$34,355	$43,828	$78,713	$56,862	$60,536	$6,510	$297,999
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction Risk rating
Pass	$3,645	$6,283	$2,870	$3,114	$-	$-	$-	$15,912
Special mention	-	-	97	-	4,196	-	-	4,293
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$3,645	$6,283	$2,967	$3,114	$4,196	$-	$-	$20,205
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity Risk rating
Pass	$680	$526	$3,084	$-	$110	$152	$4,179	$8,731
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$680	$526	$3,084	$-	$110	$152	$4,179	$8,731
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business Risk rating
Pass	$11,275	$13,621	$3,505	$37,433	$13,075	$4,250	$20,014	$103,173
Special mention	-	575	-	-	707	542	100	1,924
Substandard	-	1,377	-	2,034	2,123	3	345	5,882
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$11,275	$15,573	$3,505	$39,467	$15,905	$4,795	$20,459	$110,979
Current period gross charge-offs	$-	$599	$-	$394	$-	$29	$-	$1,022
Other consumer Risk rating
Pass	$-	$-	$40	$-	$-	$-	$-	$40
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$40	$-	$-	$-	$-	$40
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total Risk rating
Pass	$45,009	$68,390	$59,760	$141,330	$95,028	$89,040	$30,529	$529,086
Special mention	-	699	97	439	4,903	3,147	100	9,385
Substandard	-	1,377	1,859	2,825	2,387	302	519	9,269
Doubtful	-	-	-	-	-	-	-	-
Total	$45,009	$70,466	$61,716	$144,594	$102,318	$92,489	$31,148	$547,740
Current period gross charge-offs	$-	$599	$-	$394	$-	$29	$-	$1,022

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity Risk rating
Pass	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business Risk rating
Pass	$16,655	$4,056	$48,619	$18,554	$3,205	$1,826	$17,854	$110,769
Special mention	-	-	-	-	574	-	100	674
Substandard	296	-	702	2,387	33	-	60	3,478
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$16,951	$4,056	$49,321	$20,941	$3,812	$1,826	$18,014	$114,921
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$-	$-	$1,611
Other consumer Risk rating
Pass	$46	$-	$-	$-	$-	$-	$-	$46
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$46	$-	$-	$-	$-	$-	$-	$46
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total Risk rating
Pass	$71,133	$63,848	$158,938	$109,463	$33,377	$71,112	$26,811	$534,682
Special mention	-	1,161	333	116	574	-	150	2,334
Substandard	296	-	1,773	2,387	33	-	60	4,549
Doubtful	-	-	-	-	-	-	-	-
Total	$71,429	$65,009	$161,044	$111,966	$33,984	$71,112	$27,021	$541,565
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$187	$-	$1,798

The following tables present non-performing loans by classes of the loan portfolio as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Non-accrual loans			90 Days
	With a	Without a		or More Past
	Related	Related		Due and	Total Non-
	Allowance	Allowance	Total	Accruing	Performing
One-to-four family residential owner-occupied	$-	$299	$299	$391	$690
One-to-four family residential non owner-occupied	-	-	-	100	100
Commercial real estate	-	1,844	1,844	-	1,844
Commercial business	269	2,344	2,613	687	3,300
Total	$269	$4,487	$4,756	$1,178	$5,934

As part of the discontinued operations of OCH, the Bank retained approximately 60 commercial business loans totaling $4.4 million, which were classified as non-accrual. As of June 30, 2025, the value of these total $1.1 million, made up of approximately 28 loans.  The Bank continues to monitor these loans for collectability.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2024
	Non-accrual loans			90 Days
	With a	Without a		or More Past
	Related	Related		Due and	Total Non-
	Allowance	Allowance	Total	Accruing	Performing
One-to-four family residential owner occupied	$-	$299	$299	$395	$694
Commercial real estate	-	1,519	1,519	167	1,686
Commercial business	1,097	2,680	3,777	164	3,941
Total	$1,097	$4,498	$5,595	$726	$6,321

For the three and six months ended June 30, 2025 and June 30, 2024 there was no interest income recognized on non-accrual loans on a cash basis. There was $176,000 and $312,000 of interest income foregone on non-accrual loans for the three and six months ended June 30, 2025, and $97,000 and $251,000 for the three and six months ended June 30, 2024.

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

As of June 30, 2025, there was one commercial business loan with an amortized cost of $34,000 which was granted a term extension resulting in a change in the maturity date, from August 2027 to February 2030 in addition to principal forgiveness of $2,000. This loan represented 0.01% of loans receivable, net.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and six months ended June 30, 2025 (in thousands):

	June 30, 2025
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended June 30, 2025 Allowance for credit losses:
Beginning balance	$219	$175	$341	$2,351	$225	$76	$3,001	$6,388
Charge-offs	-	-	-	-	-	-	(604)	(604)
Recoveries	-	-	-	-	-	-	78	78
Provision	51	(7)	(30)	13	178	(1)	260	464
Ending balance	$270	$168	$311	$2,364	$403	$75	$2,735	$6,326
For the Six Months Ended June 30, 2025 Allowance for credit losses:
Beginning balance	$177	$178	$442	$2,337	$156	$56	$3,130	$6,476
Charge-offs	-	-	-	-	-	-	(1,022)	(1,022)
Recoveries	-	-	-	-	-	-	82	82
Provision	93	(10)	(131)	27	247	19	545	790
Ending balance	$270	$168	$311	$2,364	$403	$75	$2,735	$6,326

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the three and six months ended June 30, 2025, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio classes for the three and six months ended June 30, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three and six months ended June 30, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$1,707	$391	$34,717	$36,815
One-to-four family residential non-owner occupied	300	100	31,123	31,523
Multi-family residential	1,668	-	39,780	41,448
Commercial real estate	5,750	-	292,249	297,999
Construction	4,196	-	16,009	20,205
Home equity	-	-	8,731	8,731
Commercial business	402	687	109,890	110,979
Other consumer	-	-	40	40
Total	$14,023	$1,178	$532,539	$547,740

	December 31, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$209	$694	$25,024	$25,927
One-to-four family residential non-owner occupied	569	-	33,004	33,573
Multi-family residential	85	-	45,327	45,412
Commercial real estate	10,063	1,686	285,878	297,627
Construction	4,528	-	13,792	18,320
Home equity	35	-	5,704	5,739
Commercial business	873	3,941	110,107	114,921
Other consumer	-	-	46	46
Total	$16,362	$6,321	$518,882	$541,565

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

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at June 30, 2025 and 2024 was $53,000, and $101,000, respectively, which is net of accumulated amortization of $432,000 and $384,000, respectively. Amortization expense for both the three and six months ended June 30, 2025 and 2024 amounted to approximately $12,000 and $24,000, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2025	December 31, 2024
Non-interest bearing checking accounts	$72,431	$59,783
Interest bearing checking accounts(1)	25,000	47,802
Savings accounts	760	492
Money market accounts(2)	121,511	162,285
Certificates of deposit	312,474	282,890
Total deposits	$532,176	$553,252

(1)

The Company has identified one major interest bearing brokered checking account deposit customer that accounted for approximately 4.7% of total deposits at June 30, 2025, and one major interest bearing checking account deposit customer, a different customer than the brokered checking account deposit customer, that accounted for approximately 8.6% of total deposits at December 31, 2024. At June 30, 2025, the outstanding balance of the major deposit customer’s interest bearing brokered checking account totaled approximately $25.0 million. At December 31, 2024, the outstanding balance of the major deposit customer’s interest bearing checking account totaled approximately $47.8 million.

(2)

The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 11.3% and 18.1% of total deposits at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $60.0 million and $100.0 million, respectively.

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at June 30, 2025 are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
FHLB Borrowings	$60,000	4.67%	$47,855	4.50%

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at June 30, 2025 are as follows (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net
6.5% subordinated notes, due December 31, 2028	$8,000	$-	$8,000
11.0% senior notes, due March 1, 2028	$9,750	$457	$9,293
11.0% senior notes, due March 1, 2028	$250	$12	$238

The balance of senior debt, net of unamortized debt issuance costs, was $9.5 million at June 30, 2025.

The balance of subordinated debt was $8.0 million and $22.0 million at June 30, 2025 and December 31, 2024, respectively.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

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

As of June 30, 2025, a total of 34,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and up to 12,500 share awards were available for future grant under the 2023 Stock Incentive Plan and none under the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Stock Incentive Plans – Share Awards

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2025 and changes during the six months ended June 30, 2025 is as follows:

	June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	36,000	$18.00
Granted	-	-
Vested	-	-
Forfeited	(2,000)	18.00
Unvested at the end of the period	34,000	$18.00

Compensation expense on the restricted stock awards is recognized ratably over the five-year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During both the three months ended June 30, 2025 and 2024, the Company recognized approximately $40,000 of compensation expense. During both the three months ended June 30, 2025 and 2024, the Company recognized a tax benefit of approximately $8,000. During both the six months ended June 30, 2025 and 2024, the Company recognized approximately $81,000 of compensation expense. During both the six months ended June 30, 2025 and 2024, the Company recognized a tax benefit of approximately $17,000. As of June 30, 2025, approximately $466,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

As of June 30, 2025, a total of 213,033 grants of stock options were outstanding under the 2018 and 2023 Stock Incentive Plans and 47,000 stock options were available for future grant under the 2023 Stock Incentive Plan. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Stock Options

A summary of option activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2025 and changes during the six months ended June 30, 2025 is as follows:

	June 30, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	6.3
Granted	-	-	-
Exercised	-	-	-
Forfeited	(11,000)	16.01	6.3
Outstanding at end of period	213,033	$16.01	5.9
Exercisable at end of period	136,533	$15.06	4.7

During both the three months ended June 30, 2025 and 2024, the Company recognized approximately $21,000 of compensation expense on stock options. During both three months ended June 30, 2025 and 2024, the Company recognized a tax benefit of approximately $1,000. During both the six months ended June 30, 2025 and 2024, the Company recognized approximately $40,000 of compensation expense on stock options. During both the six months ended June 30, 2025 and 2024, the Company recognized a tax benefit of approximately $3,000. As of June 30, 2025, approximately $231,000 in additional compensation expense will be recognized over the remaining service period of approximately 2.9 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2025 (in thousands):

	June 30, 2025
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,202	$-	$1,202	$-
Federal National Mortgage Association mortgage- backed securities	34	-	34	-
Total investment securities available for sale	$1,236	$-	$1,236	$-
Total recurring fair value measurements	$1,236	$-	$1,236	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$3,415	$-	$-	$3,415
Total nonrecurring fair value measurements	$3,415	$-	$-	$3,415

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2025 (in thousands):

	June 30, 2025
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$3,415	Appraisal of collateral (1)	Appraisal adjustments (2)	8% (8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2025 and December 31, 2024 (in thousands):

			Fair Value Measurements at
			June 30, 2025
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$952	$-	$-	$952
Loans held for sale	56,013	58,253	-	58,253	-
Loans receivable, net	541,690	534,894	-	-	534,894

Financial Liabilities
Deposits	532,176	539,018	219,701	-	319,317
Subordinated debt	8,000	7,780	-	-	7,780
Senior Debt	9,531	9,841	-	-	9,841

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, which are included in the Banking Segment for segment reporting purposes as the operating results are monitored by the Chief Operating Decision Maker collectively. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

The following tables presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2025			2024
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(2)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$4,123	$382	$4,505	$3,853	$221	$4,074
Provision for (Recovery of) Credit Losses	437	-	437	(115)	74	(41)
Net Interest Income after Provision for Credit Losses	3,686	382	4,068	3,968	147	4,115

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	280	-	280	183	-	183
Real estate sales commissions, net	-	-	-	16	-	16
Insurance commissions	196	-	196	176	-	176
Other fees and services charges	(121)	2	(119)	127	113	240
Net loan servicing income	1	-	1	2	-	2
Income from bank-owned life insurance	32	-	32	28	-	28
Net gain on loans held for sale	658	388	1,046	561	-	561
Gain on the sale of SBA loans	511	-	511	98	-	98
Total Non-Interest Income	1,557	390	1,947	1,191	113	1,304

Non-Interest Expense
Salaries and employee benefits	3,374	268	3,642	3,313	360	3,673
Directors’ fees and expenses	65	-	65	50	-	50
Occupancy and equipment	432	-	432	416	-	416
Data processing	439	-	439	311	-	311
Professional fees	159	15	174	149	7	156
FDIC deposit insurance assessment	135	-	135	163	-	163
Advertising	93	7	100	69	4	73
Amortization of other intangible	12	-	12	12	-	12
Other	527	7	534	378	4	382
Total Non-Interest Expense	5,236	297	5,533	4,861	375	5,236
Pretax Segment Profit (Loss)	$7	$475	$482	$298	$(115)	$183
Segment Assets	$626,596	$44,164	$670,760	$636,374	$65,512	$701,886

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.
(2)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Six Months Ended June 30,
	2025			2024
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(2)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$8,015	$634	$8,649	$9,109	$375	$9,484
Provision for Credit Losses	878	-	878	1,010	85	1,095
Net Interest Income after Provision for Credit Losses	7,137	634	7,771	8,099	290	8,389

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	426	-	426	390	-	390
Real estate sales commissions, net	-	-	-	20	-	20
Insurance commissions	381	-	381	328	-	328
Other fees and services charges	(90)	3	(87)	346	120	466
Net loan servicing income	5	-	5	3	-	3
Income from bank-owned life insurance	62	-	62	57	-	57
Net gain on loans held for sale	1,000	1,102	2,102	1,166	329	1,495
Gain on the sale of SBA loans	818	-	818	127	-	127
Total Non-Interest Income	2,602	1,105	3,707	2,437	449	2,886

Non-Interest Expense
Salaries and employee benefits	6,645	647	7,292	6,615	720	7,335
Directors’ fees and expenses	130	-	130	101	-	101
Occupancy and equipment	862	1	863	666	-	666
Data processing	841	-	841	573	-	573
Professional fees	367	30	397	281	16	297
FDIC deposit insurance assessment	256	-	256	336	-	336
Advertising	184	15	199	152	8	160
Amortization of other intangible	24	-	24	24	-	24
Other	1,058	17	1,075	853	16	869
Total Non-Interest Expense	10,367	710	11,077	9,601	760	10,361
Pretax Segment (Loss) Profit	$(628)	$1,029	$401	$935	$(21)	$914
Net Loss Attributable to Noncontrolling Interest	$-	$-	$-	$(406)	$-	$(406)
Segment Assets	$626,596	$44,164	$670,760	$636,374	$65,512	$701,886

1.	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.
2.	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency, QOB Properties, and Oakmont Commercial.

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

          At June 30, 2025 the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20 and ceased all equipment loan originations.  Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Critical accounting policies comprise those that management believe are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the current period, or in future periods.

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2025 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

General. The Company’s total assets at June 30, 2025 were $670.8 million, a decrease of $14.4 million, or 2.1%, from $685.2 million at December 31, 2024. This decrease in total assets was primarily due to a $14.1 million, or 22.4%, decrease in cash and cash equivalents, an $8.3 million, or 12.9%, decrease in loans held for sale, and a $430,000, or 25.8%, decrease in investment securities available for sale. Also contributing to the decrease in assets was a $45,000, or 2.8%, decrease in premises and equipment, net, and a $24,000, or 31.2%, decrease in other intangible, net of accumulated amortization. Partially offsetting the decrease in total assets was a $7.0 million, or 1.3%, increase in loans receivable, net of allowance for credit losses, a $694,000, or 17.5%, increase in accrued interest receivable, a $477,000, or 21.5%, increase in investment in Federal Home Loan Bank stock, at cost, a $228,000, or 2.9%, increase in prepaid expenses and other assets, and a $61,000, or 1.4%, increase in bank-owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased $14.1 million, or 22.4%, from $63.0 million at December 31, 2024 to $48.9 million at June 30, 2025, due to a decrease in deposits.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits remained at $912,000 at both June 30, 2025 and December 31, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $430,000, or 25.8%, from $1.7 million at December 31, 2024 to $1.2 million at June 30, 2025, due primarily to the principal repayments on these securities during the six months ended June 30, 2025.

Loans Held for Sale. Loans held for sale decreased $8.3 million, or 12.9%, from $64.3 million at December 31, 2024 to $56.0 million at June 30, 2025 as the Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $55.3 million of one-to-four family residential loans during the six months ended June 30, 2025 and sold $51.2 million of loans in the secondary market. The Bank’s commercial real estate subsidiary, Oakmont Commercial, LLC, originated $19.0 million of commercial real estate loans during the six months ended June 30, 2025 and sold $28.7 million of loans in the secondary market during this same period. Additionally, the Bank originated $6.0 million of SBA loans and sold $8.7 million of SBA loans in the secondary market in the same period.

Loans Receivable, Net. Loans receivable, net, increased $7.0 million, or 1.3%, to $541.7 million at June 30, 2025 from $534.7 million December 31, 2024. The largest increases within the loan portfolio occurred in one-to-four family owner occupied loans which increased $10.9 million, or 42.0%, home equity loans which increased $3.0 million, or 52.1%, construction loans which increased $1.9 million, or 10.3%, and commercial real estate loans, which increased $372,000, or 0.1%. Partially offsetting these increases were multi-family residential loans which decreased $4.0, or 8.7%, commercial business loans which decreased $3.9 million, or 3.4%, and one-to-four family non-owner occupied loans which decreased $2.1 million, or 6.1%.

The following table summarizes the industry concentrations within the multi-family and commercial real estate portfolios:

	June 30, 2025	December 31, 2024
	(in Thousands)
Real Estate Rental and Leasing	$131,562	$135,874
Health Care and Social Assistance	36,116	35,864
Accommodation and food services	33,295	33,811
Construction	22,703	25,087
Retail trade	22,664	24,657
Manufacturing	22,627	16,515
Other services (except public administration)	20,032	21,321
Arts, entertainment, and recreation	13,625	14,497
Finance and insurance	8,356	6,162
Wholesale trade	8,201	8,349
Transportation and warehousing	6,049	5,901
Administrative and support – waste services	5,376	4,612
Professional, scientific and technical services	5,002	5,686
Other	3,839	4,703
Total	$339,447	$343,039

The commercial real estate and multi-family portfolio consists of 55% owner occupied commercial real estate loans and 45% of non-owner occupied commercial real estate loans as of June 30, 2025.

The following table summarizes the non-owner occupied commercial real estate portfolio and the percent of total loans receivable, net.

	June 30, 2025		December 31, 2024
	Balance	Percent of Total Loans Receivable, net	Balance	Percent of Total Loans Receivable, net
	(Dollars in Thousands)
Real estate rental and leasing	$119,696	22.4%	$123,103	23.0%
Construction	12,071	2.3	14,987	2.8
Health care and social assistance	5,039	0.9	8,345	1.6
Finance and insurance	4,876	0.9	4,948	0.9
Other services (except public administration)	4,254	0.8	4,347	0.8
Retail Trade	2,575	0.5	2,153	0.4
Accommodation and Food Services	1,681	0.3	1,733	0.3
Other	2,122	0.4	2,172	0.5
Total	$152,314	28.5%	$161,788	30.3%

The following table summarizes the non-owner occupied commercial real estate rental and leasing loan portfolio outstanding balance, total commitment and loan to value (“LTV”) ratio by geographic location:

	June 30, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$42,869	$84,313	50.8%	$44,959	$86,035	52.3%
Philadelphia	34,712	75,760	45.8	36,142	77,810	46.4
Delaware	15,387	32,125	47.9	15,583	32,125	48.5
New Jersey	9,481	19,315	49.1	9,705	19,315	50.2
New York	6,050	10,410	58.1	6,133	10,410	58.9
Ohio	6,817	10,100	67.5	6,914	10,100	68.5
Other	4,380	7,570	57.9	3,667	6,020	60.9
Total	$119,696	$239,593	50.0%	$123,103	$241,815	50.9%

(1)	Pennsylvania excluding Philadelphia

The following table summarizes the non-owner occupied commercial real estate construction loan portfolio outstanding balance, total commitment and LTV ratio by geographic location:

	June 30, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$7,353	$13,996	52.5%	$7,477	$13,996	53.4%
Philadelphia	4,718	9,685	48.7	4,782	9,685	49.4
New Jersey	-	-	-	2,728	8,200	33.3
Total	$12,071	$23,681	51.0%	$14,987	$31,881	47.0%

(1)	Pennsylvania excluding Philadelphia

Deposits. Total deposits decreased $21.1 million, or 3.8%, to $532.2 million at June 30, 2025 from $553.3 million at December 31, 2024. This decrease in deposits was primarily attributable to a decrease of $40.8 million, or 25.1%, in money market accounts, and a decrease of $22.8 million, or 47.7%, in interest bearing checking accounts as the Company exited one of its correspondent banking relationships. These decreases in deposits were partially offset by an increase of $29.6 million, or 10.5%, in certificates of deposit, an increase of $12.6 million, or 21.2%, in non-interest bearing checking accounts, and a $268,000, or 54.5%, increase in savings accounts.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $239.5 million, or 45.0% of total deposits at June 30, 2025.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings increased $12.1 million, or 25.4%, to $60.0 million at June 30, 2025 from $47.9 million at December 31, 2024 as the Bank utilized a portion of its borrowing capacity for liquidity purposes.

Senior debt. Senior debt, net of unamortized debt issuance costs, increased $9.5 million from none at December 31, 2024 as the Company entered into a Senior Unsecured Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued an aggregate of $9.75 million in aggregate principal amount of Fixed Rate Unsecured Senior Notes due March 1, 2028 (the “Senior Debt Notes”) in a private placement. The Company issued to an accredited individual investor an additional $250,000 in principal amount of the Senior Debt Notes as of March 4, 2025 for a total of $10.0 million in aggregate principal amount. The Senior Debt Notes bear interest at a fixed annual rate of 11.00%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2025.

Subordinated debt. Subordinated debt, net of unamortized debt issuance costs, decreased $14.0 million, or 63.6%, to $8.0 million at June 30, 2025 from $22.0 million at December 31, 2024 as the Company used the net proceeds from the sale of the Senior Debt Notes to repay a portion of the outstanding $14.0 million aggregate principal amount of its 8.5% Fixed Rate Subordinated Notes upon their maturity on March 15, 2025.

Stockholders’ Equity. Total stockholders’ equity from continuing operations decreased $360,000, or 0.7%, to $52.3 million at June 30, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $683,000, and purchase of treasury stock of $31,000. The decrease in stockholders’ equity was partially offset by net income for the six months ended June 30, 2025 of $189,000, amortization of stock awards and options under our stock compensation plans of $121,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $41,000, and other comprehensive income of $3,000.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income amounted to $272,000 for the three months ended June 30, 2025, an increase of $172,000, or 172.0%, compared to net income of $100,000 for the three months ended June 30, 2024. The increase in net income on a comparative quarterly basis was primarily the result of a decrease in interest expense of $1.1 million, and an increase in non-interest income of $643,000, partially offset by a decrease in interest and dividend income of $703,000, an increase in the provision for credit losses of $478,000, an increase in non-interest expense of $297,000, and an increase in the net provision for income taxes from continuing operations of $127,000.

Net Interest Income. Net interest income increased $431,000, or 10.6% to $4.5 million for the three months ended June 30, 2025 from $4.1 million for the three months ended June 30, 2024. The increase was driven by a $1.1 million, or 16.6%, decrease in interest expense, partially offset by a $703,000, or 6.5%, decrease in interest and dividend income.

Interest and Dividend Income. The $703,000, or 6.5%, decrease in interest and dividend income for the quarter was primarily due to a $66.2 million decrease in the average balance of due from banks – interest earning, which decreased from $103.9 million for the three months ended June 30, 2024 to $37.7 million for the three months ended June 30, 2025, and had the effect of decreasing interest income $960,000, a decrease in the average balance of loans receivable, net, which decreased $15.9 million from $605.3 million for the three months ended June 30, 2024 to $589.4 million for the three months ended June 30, 2025 and had the effect of decreasing interest income $245,000, and a decrease in the average yield on due from banks – interest earning, which decreased from 5.80% for the three months ended June 30, 2024 to 4.21% for the three months ended June 30, 2025 and had the effect of decreasing interest income $150,000. Partially offsetting the decrease in interest and dividend income was a 42 basis point increase in the average yield on loans receivable, net from 6.16% for the three months ended June 30, 2024 to 6.58% for the three months ended June 30, 2025, and had the effect of increasing interest income $622,000.

Interest Expense. The $1.1 million, or 16.6%, decrease in interest expense for the three months ended June 30, 2025 over the comparable period in 2024 was driven by a $1.6 million, or 25.5%, decrease in interest expense on deposits, which was primarily attributable to a decrease in average balances of interest-bearing checking account deposits as a result of reduced correspondent banking activity and reduction in a money market deposit through a deposit placement agreement. Also contributing to the decrease in interest expense for the three months ended June 30, 2025 was a $320,000, or 65.6%, decrease in interest expense on subordinated debt. These decreases in interest expense were partially offset by a $481,000, or 288.0%, increase in the interest expense on Federal Home Loan Bank borrowings due to a $38.3 million, or 212.1%, increase in the average balance of Federal Home Loan Bank borrowings which increased from $18.0 million for the three months ended June 30, 2024 to $56.3 million for the three months ended June 30, 2025, and a $275,000 increase in interest expense on senior debt. The average interest rate spread increased from 1.57% for the three months ended June 30, 2024 to 2.19% for the three months ended June 30, 2025 and the net interest margin increased from 2.28% for the three months ended June 30, 2024 to 2.85% for the three months ended June 30, 2025.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$37,731	$397	4.21%	$103,930	$1,507	5.80%
Investment in interest-earning time deposits	912	26	11.40	912	9	3.95
Investment securities available for sale	1,366	31	9.08	2,141	39	7.29
Loans receivable, net (1) (2)	589,433	9,695	6.58	605,337	9,317	6.16
Investment in FHLB stock	2,618	45	6.88	1,084	25	9.23
Total interest-earning assets	632,060	10,194	6.45%	713,404	10,897	6.11%
Non-interest-earning assets	18,772			15,585
Total assets	$650,832			$728,989
Interest-bearing liabilities:
Savings accounts	$559	$-	0.00%	$805	$1	0.50%
Money market accounts	142,880	1,270	3.56	215,795	2,450	4.54
Checking accounts	10,714	66	2.46	120,215	1,448	4.82
Certificate of deposit accounts	305,769	3,262	4.27	223,755	2,269	4.06
Total deposits	459,922	4,598	4.00	560,570	6,168	4.40
FHLB borrowings	56,308	648	4.60	18,043	167	3.70
Subordinated debt	8,000	168	8.40	22,002	488	8.89
Senior debt	9,506	275	11.57	-	-	-
Total interest-bearing liabilities	533,736	5,689	4.26%	600,615	6,823	4.54%
Non-interest-bearing liabilities	64,969			77,328
Total liabilities	598,705			677,943
Stockholders’ Equity	52,127			51,046
Total liabilities and Stockholders’ Equity	$650,832			$728,989
Net interest-earning assets	$98,324			$112,789
Net interest income; average interest rate spread		$4,505	2.19%		$4,074	1.57%
Net interest margin (3)			2.85%			2.28%
Average interest-earning assets to average interest-bearing liabilities			118.42%			118.78%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

            Provision for Credit Losses. The $478,000, or 1,165.9%, increase in the provision for credit losses for the three months ended June 30, 2025 over the three months ended June 30, 2024 was primarily due to an increase in charge-offs during the three months ended June 30, 2025, partially offset by a decrease in loans receivable, net.

         Non-Interest Income. The $643,000, or 49.3%, increase in non-interest income for the three months ended June 30, 2025 over the comparable period in 2024 was primarily attributable to a $485,000, or 86.5%, increase in net gain on sale of loans, a $413,000, or 421.4%, increase in gain on sale of SBA loans, a $97,000, or 53.0%, increase in mortgage banking, equipment lending and title abstract fees, and a $20,000, or 11.4%, increase in insurance commissions. These increases were partially offset by a $359,000, or 149.6%, decrease in other fees and service charges, and a $16,000, or 100.0%, decrease in real estate sales commissions, net. The reduction in other fees and service charges is attributable to reduced correspondent banking activities.

Non-Interest Expense. The $297,000, or 5.7%, increase in non-interest expense for the three months ended June 30, 2025 over the comparable period in 2024 was primarily due to a $152,000, or 39.8%, increase in other expense, a $128,000, or 41.2%, increase in data processing expense, a $27,000, or 37.0%, increase in advertising expense, an $18,000, or 11.5%, increase in professional fees, a $16,000, or 3.9%, increase in occupancy and equipment expense, and a $15,000, or 30.0%, increase in directors’ fees and expenses. These increases were partially offset by a $31,000, or 0.8%, decrease in salaries and employee benefits expense, and a $28,000, or 17.2%, decrease in FDIC deposit insurance assessment.

Provision for Income Tax. The provision for income tax from continuing operations increased $127,000, or 153.0%, from $83,000 for the three months ended June 30, 2024 to $210,000 for the three months ended June 30, 2025 due primarily to an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income amounted to $189,000 for the six months ended June 30, 2025, a decrease of $784,000, or 80.6%, compared to net income of $973,000 for the six months ended June 30, 2024. The decrease in net income on a comparative quarterly basis was primarily the result of a decrease in interest and dividend income of $2.9 million, an increase in non-interest expense of $716,000, and a decrease in net income from discontinued operations of $406,000, partially offset by a decrease in interest expense of $2.1 million, an increase in non-interest income of $821,000, a decrease in the provision for credit losses of $217,000, and a decrease in the net provision for income taxes from continuing operations of $135,000.

Net Interest Income. Net interest income decreased $835,000, or 8.8% to $8.6 million for the six months ended June 30, 2025 from $9.5 million for the six months ended June 30, 2024. The decrease was driven by a $2.9 million, or 12.6%, decrease in interest and dividend income, partially offset by a $2.1 million, or 15.2%, decrease in interest expense.

Interest and Dividend Income. The $2.9 million, or 12.6%, decrease in interest and dividend income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $42.8 million from $631.9 million for the six months ended June 30, 2024 to $589.1 million for the six months ended June 30, 2025 and had the effect of decreasing interest income $1.4 million, a $49.7 million decrease in the average balance of due from banks – interest earning, which decreased from $86.8 million for the six months ended June 30, 2024 to $37.1 million for the six months ended June 30, 2025, and had the effect of decreasing interest income $1.3 million, and a 124 basis point decrease in the average yield on due from banks - interest earning from 5.27% for the six months ended June 30, 2024 to 4.03% for the six months ended June 30, 2025, and had the effect of decreasing interest income $230,000.

Interest Expense. The $2.1 million, or 15.2%, decrease in interest expense for the six months ended June 30, 2025 over the comparable period in 2024 was driven by a $2.8 million, or 23.3%, decrease in interest expense on deposits, which was primarily attributable to a decrease in the average balance of interest-bearing deposits as a result of reduced correspondent banking activity and reduction in a money market deposit through a deposit placement agreement. Also contributing to the decrease in interest expense for the six months ended June 30, 2025 was a $352,000, or 36.2% decrease in interest expense on subordinated debt. These decreases in interest expense were partially offset by $723,000 increase in the interest expense on Federal Home Loan Bank borrowings due to a $29.1 million, or 135.1%, increase in the average balance of Federal Home Loan Bank borrowings which increased from $21.6 million for the six months ended June 30, 2024 to $50.7 million for the six months ended June 30, 2025, and a $391,000 increase in interest expense on senior debt for the six months ended June 30, 2025. The average interest rate spread increased from 1.82% for the six months ended June 30, 2024 to 2.13% for the six months ended June 30, 2025 while the net interest margin increased from 2.62% for the six months ended June 30, 2024 to 2.74% for the six months ended June 30, 2025.

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

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$37,095	$747	4.03%	$86,762	$2,288	5.27%
Investment in interest-earning time deposits	912	35	7.68	1,158	26	4.49
Investment securities available for sale	1,479	64	8.65	2,220	77	6.94
Loans receivable, net (1) (2)	589,055	19,218	6.53	631,881	20,550	6.50
Investment in FHLB stock	2,458	56	4.56	1,198	78	13.02
Total interest-earning assets	630,999	20,120	6.38%	723,219	23,019	6.37%
Non-interest-earning assets	18,954			17,735
Total assets	$649,953			$740,954
Interest-bearing liabilities:
Savings accounts	$505	$1	0.40%	$863	$1	0.23%
Money market accounts	151,107	2,708	3.58	216,519	4,906	4.53
Checking accounts	19,444	354	3.64	110,912	2,796	5.04
Certificate of deposit accounts	295,337	6,265	4.24	222,937	4,451	3.99
Total deposits	466,393	9,328	4.00	551,231	12,154	4.41
FHLB short-term borrowings	50,667	1,132	4.47	21,556	409	3.79
FRB long-term borrowings	25	1	8.00	-	-	-
Subordinated debt	13,271	619	9.34	21,991	972	8.84
Senior debt	9,607	391	8.14	-	-	-
Total interest-bearing liabilities	539,963	11,471	4.25%	594,778	13,535	4.55%
Non-interest-bearing liabilities	57,679			95,851
Total liabilities	597,642			690,629
Stockholders’ Equity	52,311			50,325
Total liabilities and Stockholders’ Equity	$649,953			$740,954
Net interest-earning assets	$91,036			$128,441
Net interest income; average interest rate spread		$8,649	2.13%		$9,484	1.82%
Net interest margin (3)			2.74%			2.62%
Average interest-earning assets to average interest-bearing liabilities			116.86%			121.59%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $217,000, or 19.8%, decrease in the provision for credit losses for the six months ended June 30, 2025 over the six months ended June 30, 2024 was primarily due to a decrease in loans receivable, net, partially offset by an increase in charge-offs during the six months ended June 30, 2025.

          Non-Interest Income. The $821,000, or 28.4%, increase in non-interest income for the six months ended June 30, 2025 over the comparable period in 2024 was primarily attributable to a $691,000, or 544.1%, increase in gain on sale of SBA loans, a $607,000, or 40.6%, increase in net gain on sale of loans, a $53,000, or 16.2%, increase in insurance commissions, and a $36,000, or 9.2%, increase in mortgage banking, equipment lending and title abstract fees. These increases were partially offset by a $553,000, or 118.7%, decrease in other fees and service charges, and a $20,000, or 100.0%, decrease in real estate sales commissions, net.

Non-Interest Expense. The $716,000, or 6.9%, increase in non-interest expense for the six months ended June 30, 2025 over the comparable period in 2024 was primarily due to a $268,000, or 46.8%, increase in data processing expense, a $206,000, or 23.7%, increase in other expense, a $197,000, or 29.6%, increase in occupancy and equipment expense, a $100,000, or 33.7%, increase in professional fees, a $39,000, or 24.4%, increase in advertising expense, and a $29,000, or 28.7%, increase in directors’ fees and expenses. These increases were partially offset by an $80,000, or 23.8%, decrease in FDIC deposit insurance assessment, and a $43,000, or 0.6%, decrease in salaries and employee benefits expense.

Provision for Income Tax. The provision for income tax from continuing operations decreased $135,000, or 38.9%, from $347,000 for the six months ended June 30, 2024 to $212,000 for the six months ended June 30, 2025 due primarily to a decrease in pre-tax income.

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

Our Banking Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2025 of $7,000, a $291,000, or 97.7%, decrease from the same period in 2024.  This decrease in PTSP was primarily due to a $552,000, or 480.0%, increase in the provision for credit losses, and a $375,000, or 7.7%, increase in non-interest expense. This decrease was partially offset by a $366,000, or 30.7%, increase in non-interest income, and a $270,000, or 7.0%, increase in net interest income. The increase in non-interest expense was primarily due to a $149,000, or 39.4% increase in other expense, a $128,000, or 41.2%, increase in data processing expense, a $24,000, or 34.8%, increase in advertising expense, a $16,000, or 3.8%, increase in occupancy and equipment expense, and a $15,000, or 30.0%, increase in directors’ fees and expenses. The increase in non-interest income is primarily attributable to a $413,000, or 421.4%, increase in gain on sale of SBA loans,  a $97,000, or 17.3%, increase in the net gain on loans held for sale, and a $97,000, or 53.0%, increase in mortgage banking, equipment lending and title abstract fees, partially offset by a $248,000, or 195.3% decrease in other fees and service charges.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2025 of $475,000, a $590,000, or 513.0%, increase from the same period in 2024.  The increase in PTSP was primarily due to a $277,000, or 245.1%, increase in non-interest income, a $161,000, or 72.9%, increase in net interest income, a $78,000, or 20.8%, decrease in non-interest expense, and an $74,000, or 100.0%, decrease in the provision for credit losses. The increase in non-interest income was primarily due to a $388,000, or 100.0%, increase net gain on loans held for sale, partially offset by a $111,000, or 98.2%, decrease in other fees and service charges. The decrease in non-interest expense was primarily due to a $92,000, 25.6%, decrease in salaries and employee benefits expense, partially offset by an $8,000, or 114.3% increase in professional fees, a $3,000, or 75.0%, increase in advertising expense, and a $3,000, or 75.0%, increase in other non-interest expense.

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the six months ended June 30, 2025 of $628,000, a $1.6 million, or 167.2%, decrease from the same period in 2024.  This increase in PTSL was primarily due to a $1.1 million, or 12.0%, decrease in net interest income, and a $766,000, or 8.0%, increase in non-interest expense, partially offset by a $165,000, or 6.8%, increase in non-interest income, and a $132,000, or 13.1%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $268,000, or 46.8%, increase in data processing expense, a $205,000, or 24.0% increase in other expense, a $196,000, or 29.4%, increase in occupancy and equipment expense, and a $29,000, or 28.7%, increase in directors’ fees and expenses. The increase in non-interest income is primarily attributable to a $691,000, or 544.1%, increase in gain on sale of SBA loans, a $53,000, or 16.2%, increase in insurance commissions, and a $36,000, or 9.2%, increase in mortgage banking, equipment lending and title abstract fees, partially offset by a $166,000, or 14.2%, decrease in the net gain on loans held for sale, and a $436,000, or 126.0% decrease in other fees and service charges.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2025 of $1.0 million, a $1.1 million increase from the same period in 2024.  The increase in PTSP was primarily due to a $656,000, or 146.1%, increase in non-interest income, a $259,000, or 69.1%, increase in net interest income, an $85,000, or 100.0%, decrease in the provision for credit losses, and a $50,000, or 6.6%, decrease in non-interest expense.  The increase in non-interest income was primarily due to a $773,000, or 235.0%, increase net gain on loans held for sale, partially offset by a $117,000, or 97.5%, decrease in other fees and service charges. The decrease in non-interest expense was primarily due to a $73,000, 10.1%, decrease in salaries and employee benefits expense, partially offset by a $14,000, or 87.5% increase in professional fees, a $7,000, or 87.5%, increase in advertising expense, a $1,000, or 100.0%, increase in occupancy and equipment expense, and a $1,000, or 6.3%, increase in other non-interest expense.

Liquidity and Capital Resources

           The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At June 30, 2025, the Company's cash and cash equivalents amounted to $48.9 million.

            The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2025, Quaint Oak Bank had outstanding commitments to originate loans of $32.4 million, commitments under unused lines of credit of $52.8 million, and $1.1 million under standby letters of credit.

At June 30, 2025, certificates of deposit scheduled to mature in one year or less totaled $206.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of June 30, 2025, we had $60.0 million of borrowings from the FHLB and had $260.6 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of June 30, 2025, Quaint Oak Bank had $21.0 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. We also use brokered deposits as a funding source. As of June 30, 2025, the Company had $57.0 million of brokered deposits, $25.0 million of which were sourced from one brokered interest-bearing checking account deposit relationship.

The Company identified one major money market deposit customer that accounted for approximately 11.3% of total deposits at June 30, 2025. The outstanding balance of the major deposit customer totaled approximately $60.0 million at June 30, 2025.  The Company identified one major interest bearing brokered checking deposit customer that accounted for approximately 4.7% of total deposits at June 30, 2025. The outstanding balance of the major deposit customer's interest bearing brokered checking account totaled approximately $25.0 million at June 30, 2025. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income.  The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

Any requirements that we increase our capital ratios or liquidity could require our seeking additional sources of capital through a capital raise that would necessitate issuing additional securities, which could dilute our outstanding shares of our common stock.  We may also raise capital through the issuance of preferred stock and senior or subordinated debt, or liquidate certain assets, perhaps on terms that are unfavorable to us or contrary to our business plan.  In March 2024, we sold our 51% ownership interest in OCH, and recognized a $1.4 million gain on sale. In December 2024, the Company recorded a pre-tax gain, after deduction of transaction-related expenses, of $1.5 million in connection with a sale/leaseback transaction on its property that it owned at 1710 Union Blvd, Allentown, PA 18109.

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

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2025 (dollars in thousands).

June 30, 2025
(Dollars in thousands)
Cash and cash equivalents	$48,891
Unpledged investment securities, amortized cost	1,236
FHLB advance availability	200,539
Federal Reserve discount window availability	20,971
Total primary and secondary sources of available liquidity	$271,637

Total stockholders’ equity from continuing operations decreased $360,000, or 0.7%, to $52.3 million at June 30, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $683,000, and purchase of treasury stock of $31,000. The decrease in stockholders’ equity was partially offset by net income for the six months ended June 30, 2025 of $189,000, amortization of stock awards and options under our stock compensation plans of $121,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $41,000, and other comprehensive income of $3,000.

          For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At June 30, 2025, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.41%, 12.49%, 12.49% and 13.73%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At June 30, 2025, we had unfunded commitments under lines of credit of $52.8 million, $32.4 million of commitments to originate loans, and $1.1 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was a provision of $88,000 at June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2025 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 – April 30, 2025	1,864	$10.80	-	24,375
May 1, 2025 – May 31, 2025	1,056	10.27	-	24,375
June 1, 2025 – June 30, 2025	-	-	-	24,375
Total	2,920	$10.61	-	24,375

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

Date: August 14, 2025	By:	/s/Robert T. Strong
Robert T. Strong Chief Executive Officer

Date: August 14, 2025	By:	/s/John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer