Form 10-Q
period 2025-09-30
QUAINT OAK BANCORP, INC.
filed 2025-11-13
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2025, 2,635,559 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At September 30,	At December 31,
	2025	2024
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$967	$345
Due from banks, interest-bearing	51,325	62,644
Cash and cash equivalents	52,292	62,989
Investment in interest-earning time deposits	912	912
Investment securities available for sale	1,071	1,666
Loans held for sale	54,508	64,281
Loans receivable, net of allowance for credit losses (2025 $6,492; 2024 $6,476)	547,116	534,693
Accrued interest receivable	4,339	3,961
Investment in Federal Home Loan Bank stock, at cost	2,091	2,214
Bank-owned life insurance	4,542	4,447
Premises and equipment, net	1,587	1,626
Goodwill	515	515
Other intangible, net of accumulated amortization	40	77
Prepaid expenses and other assets	8,118	7,787
Total Assets	$677,131	$685,168

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$76,134	$59,783
Interest-bearing	478,060	493,469
Total deposits	554,194	553,252
Federal Home Loan Bank borrowings	45,000	47,855
Senior debt, net of unamortized costs	9,575	-
Subordinated debt	8,000	22,000
Accrued interest payable	786	937
Advances from borrowers for taxes and insurance	1,975	3,122
Accrued expenses and other liabilities	5,428	5,385
Total Liabilities	624,958	632,551

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 issued as of both September 30, 2025 and December 31, 2024; 2,636,079 and 2,626,535 outstanding at September 30, 2025 and December 31, 2024, respectively	31	31
Additional paid-in capital	23,123	22,976
Treasury stock, at cost: 472,914 and 482,458 shares at September 30, 2025 and December 31, 2024, respectively	(3,542)	(3,588)
Accumulated other comprehensive income	3	-
Retained earnings	32,558	33,198
Total Stockholders' Equity	52,173	52,617
Total Liabilities and Stockholders’ Equity	$677,131	$685,168

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Interest on loans, including fees	$9,808	$9,895	$29,026	$30,445
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	362	577	1,264	3,046
Total Interest and Dividend Income	10,170	10,472	30,290	33,491
Interest Expense
Interest on deposits	4,789	5,641	14,116	17,795
Interest on FHLB borrowings	536	94	1,669	503
Interest on senior debt	170	-	672	-
Interest on subordinated debt	281	489	790	1,461
Total Interest Expense	5,776	6,224	17,247	19,759
Net Interest Income	4,394	4,248	13,043	13,732
Provision for Credit Losses – Loans	433	143	1,223	1,227
(Recovery of) Provision for Credit Losses – Unfunded Commitments	(8)	(20)	80	(9)
Total Provision for Credit Losses	425	123	1,303	1,218
Net Interest Income after Provision for Credit Losses	3,969	4,125	11,740	12,514

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	289	237	715	627
Real estate sales commissions, net	-	-	-	20
Insurance commissions	196	198	577	526
Other fees and services charges	14	116	(73)	582
Net loan servicing income	-	2	5	5
Income from bank-owned life insurance	33	30	95	87
Net gain on sale of loans	950	503	3,052	1,998
Gain on the sale of SBA loans	266	124	1,084	251
Total Non-Interest Income	1,748	1,210	5,455	4,096

Non-Interest Expense
Salaries and employee benefits	3,993	3,483	11,285	10,818
Directors' fees and expenses	66	52	196	153
Occupancy and equipment	489	330	1,352	996
Data processing	436	321	1,277	894
Professional fees	134	26	531	323
FDIC deposit insurance assessment	131	158	387	494
Advertising	28	42	227	202
Amortization of other intangible	12	12	36	36
Other	439	500	1,514	1,368
Total Non-Interest Expense	5,728	4,924	16,805	15,284
(Loss) Income from Continuing Operations Before Income Taxes	$(11)	$411	$390	$1,326
Income Taxes	30	168	242	516
Net (Loss) Income from Continuing Operations	$(41)	$243	$148	$810
Income from Discontinued Operations	-	-	-	564
Income Taxes	-	-	-	158
Net Income from Discontinued Operations	$-	$-	$-	406
Net (Loss) Income	$(41)	$243	$148	$1,216

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Common Share Data:	(Unaudited)		(Unaudited)
Earnings per share from continuing operations – basic	$(0.02)	$0.09	$0.06	$0.32
Earnings per share from discontinued operations – basic	$-	$-	$-	$0.15
Earnings per share, net – basic	$(0.02)	$0.09	$0.06	$0.47
Average shares outstanding – basic	2,635,983	2,631,048	2,631,227	2,560,993
Earnings per share from continuing operations – diluted	$(0.02)	$0.09	$0.06	$0.32
Earnings per share from discontinued operations – diluted	$-	$-	$-	$0.15
Earnings per share, net – diluted	$(0.02)	$0.09	$0.06	$0.47
Average shares outstanding - diluted	2,635,983	2,631,048	2,631,227	2,560,993
Book value per share, end of period	$19.79	$19.52	$19.79	$19.52
Shares outstanding, end of period	2,636,079	2,633,374	2,636,079	2,633,374

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net (Loss) Income from Continuing Operations	$(41)	$243	$148	$810

Other Comprehensive Income:
Unrealized gains on investment securities available-for-sale	1	4	4	14
Income tax effect	(1)	(1)	(1)	(3)
Other comprehensive income	-	3	3	11

Total Comprehensive (Loss) Income	$(41)	$246	$151	$821
Comprehensive Income from Discontinued Operations	$-	$-	$-	$406
Comprehensive (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(41)	$246	$151	$1,227

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended September 30, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – JUNE 30, 2025	2,635,866	$31	$23,057	$(3,538)	$3	$32,704	$52,257

Treasury stock purchase	(1,301)			(14)			(14)

Reissuance of treasury stock under 401(k) plan	1,514		5	10			15

Stock based compensation expense			61				61

Cash dividends declared ($0.04 per share)						(105)	(105)

Net loss						(41)	(41)

BALANCE – SEPTEMBER 30, 2025	2,636,079	$31	$23,123	$(3,542)	$3	$32,558	$52,173

For the Three Months Ended September 30, 2024
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – JUNE 30, 2024	2,629,289	$31	$22,828	$(3,527)	$(2)	$32,060	$51,390

Treasury stock purchase	(333)			(4)			(4)

Reissuance of treasury stock under 401(k) Plan	4,418		16	29			45

Stock based compensation expense			60				60

Cash dividends declared ($0.13 per share)						(342)	(342)

Net income						243	243

Other comprehensive income, net					3		3

BALANCE – SEPTEMBER 30, 2024	2,633,374	$31	$22,904	$(3,502)	$1	$31,961	$51,395

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2024	2,626,535	$31	$22,976	$(3,588)	$-	$33,198	$52,617

Treasury stock purchase	(4,221)			(45)			(45)

Reissuance of treasury stock under 401(k) Plan	5,265		21	35			56

Reissuance of treasury stock under stock incentive plan	8,500		(56)	56			-

Stock based compensation expense			182				182

Cash dividends declared ($0.30 per share)						(788)	(788)

Net income						148	148

Other comprehensive income					3		3

BALANCE – SEPTEMBER 30, 2025	2,636,079	$31	$23,123	$(3,542)	$3	$32,558	$52,173

For the Nine Months Ended September 30, 2024
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2023	2,407,048	$29	$20,299	$(3,568)	$(10)	$31,741	$48,491

Treasury stock purchase	(4,575)			(48)			(48)

Issued from authorized and unallocated	213,318	2	2,446				2,448

Reissuance of treasury stock under 401(k) Plan	8,583		35	56			91

Reissuance of treasury stock under stock incentive plan	9,000		(58)	58

Stock based compensation expense			182				182

Cash dividends declared ($0.39 per share)						(996)	(996)

Net income						1,216	1,216

Other comprehensive income					11		11

BALANCE – SEPTEMBER 30, 2024	2,633,374	$31	$22,904	$(3,502)	$1	$31,961	$51,395

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024
	(In Thousands)
Cash Flows from Operating Activities
Net income from continuing operations	$148	$810
Net income from discontinued operations	-	406
Net income	$148	$1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,303	1,218
Depreciation expense	527	433
Amortization, net	323	44
Accretion of deferred loan fees and costs, net	(151)	(411)
Stock-based compensation expense	182	182
Net gain sale of loans	(3,052)	(1,998)
Loans held for sale-originations	(129,613)	(99,590)
Loans held for sale-proceeds	142,438	95,128
Gain on the sale of SBA loans	(1,084)	(251)
Increase in the cash surrender value of bank-owned life insurance	(95)	(87)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(379)	(899)
Prepaid expenses and other assets	(513)	21
Accrued interest payable	(151)	(34)
Accrued expenses and other liabilities	44	116
Net Cash Provided by (Used in) Operating Activities of Continuing Operations	9,927	(4,912)
Net Cash Provided by Operating Activities of Discontinued Operations	-	32,350
Net Cash Provided by Operating Activities	9,927	27,438
Cash Flows from Investing Activities
Redemption of interest-earning time deposits	-	1,000
Principal repayments of investment securities available for sale	597	514
Net decrease (increase) in loans receivable	(12,491)	8,980
Proceeds from the sale of Oakmont Capital Holdings, LLC	-	4,300
Purchase of Federal Home Loan Bank stock	(4,206)	(2,627)
Redemption of Federal Home Loan Bank stock	4,329	2,247
Purchase of premises and equipment	(488)	(708)
Net Cash (Used in) Provided by Investing Activities	(12,259)	13,706
Cash Flows from Financing Activities
Net decrease in demand deposits, money markets, and savings accounts	(55,959)	(65,928)
Net increase in certificate accounts	56,901	17,648
Decrease in advances from borrowers for taxes and insurance	(1,147)	(856)
Net (decrease) increase in Federal Home Loan Bank borrowings	(2,855)	9,833
Net repayments from subordinated debt	(14,103)	-
Net proceeds from senior debt	9,575	-
Dividends paid	(788)	(996)
Proceeds from the reissuance of treasury stock under 401(k) plan	56	91
Proceeds from shares issued from authorized and unallocated	-	2,448
Acquisition of treasury stock	(45)	(48)
Net Cash Used in Financing Activities	$(8,365)	$(37,808)
Net (Decrease) Increase in Cash and Cash Equivalents	(10,697)	3,336
Cash and Cash Equivalents – Beginning of Year	62,989	58,006
Cash and Cash Equivalents – End of Year	$52,292	$61,342

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024
	(In Thousands)
Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$17,398	$19,792
Cash payments for income taxes	$540	$630
Transfer of loans from Oakmont Capital Holdings, LLC	$-	$4,388
Transfer of loans held for investment to loans held for sale	$49,502	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At September 30, 2025, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20 and ceased all equipment loan originations. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2024 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2024 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2025 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Discontinued Operations (Continued)

The following presents operating results of the discontinued operations OCH for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
	(In thousands, except for share data)
Interest and Dividend Income
Interest on loans, including fees	$-	$70
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	-	-
Total Interest and Dividend Income	-	70

Interest Expense
Interest on other borrowings	-	295
Total Interest Expense	-	295
Net Interest Loss	-	(225)

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	-	404
Other fees and services charges	-	197
Net loan servicing income	-	726
Net gain on sale of loans	-	366
Gain on sale of OCH	-	1,378
Total Non-Interest Income	-	3,071

Non-Interest Expense
Salaries and employee benefits	-	1,681
Occupancy and equipment	-	219
Professional fees	-	31
Advertising	-	146
Other	-	987
Total Non-Interest Expense	-	3,064
Total net loss from discontinued operations	$-	$(218)
Income attributable to non-controlling interest	-	782
Net income from discontinued operations	$-	$564

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to be purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2025 and September 30, 2024, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (Loss) Income Attributable to Quaint Oak Bancorp, Inc.	$(41,000)	$243,000	$148,000	$1,216,000

Weighted average shares outstanding – basic	2,635,983	2,631,048	2,631,227	2,560,993
Effect of dilutive common stock equivalents	-	-	-	-
Adjusted weighted average shares outstanding – diluted	2,635,983	2,631,048	2,631,227	2,560,993

Basic earnings per share from continuing operations	$(0.02)	$0.09	$0.06	$0.32
Basic earnings per share from discontinued operations	$-	$-	$-	$0.15
Basic earnings per share, net	$(0.02)	$0.09	$0.06	$0.47
Diluted earnings per share from continuing operations	$(0.02)	$0.09	$0.06	$0.32
Diluted earnings per share from discontinued operations	$-	$-	$-	$0.15
Diluted earnings per share, net	$(0.02)	$0.09	$0.06	$0.47

Note 4 – Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$3	$(2)	$-	$(10)
Other comprehensive income	-	3	3	11
Balance at the end of the period	$3	$1	$3	$1

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive income by component for the three or nine months ended September 30, 2025 and 2024.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at September 30, 2025 and December 31, 2024 are summarized below (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,035	$2	$-	$1,037
Federal National Mortgage Association securities	33	1	-	34
Total available-for-sale-securities	$1,068	$3	$-	$1,071

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$1,631	$1	$(2)	$1,630
Federal National Mortgage Association securities	35	1	-	36
Total available-for-sale-securities	$1,666	$2	$(2)	$1,666

The amortized cost and fair value of mortgage-backed securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$1,068	$1,071
Total	$1,068	$1,071

There were no securities in a loss position at September 30, 2025.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Investment Securities Available for Sale (Continued)

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of September 30, 2025.

There were no credit losses recognized during the three and nine months ended September 30, 2025 and 2024. There were no sales during the three and nine months ended September 30, 2025 and 2024.

Note 6 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate loans:
One-to-four family residential:
Owner occupied	$43,078	$25,927
Non-owner occupied	31,447	33,573
Total one-to-four family residential	74,525	59,500
Multi-family (five or more) residential	41,121	45,412
Commercial real estate	307,489	297,627
Construction	23,484	18,320
Home equity	5,412	5,739
Total real estate loans	452,031	426,598

Commercial business	100,969	114,921
Other consumer	37	46
Total Loans	553,037	541,565

Deferred loan (fees) and costs, net	571	(396)
Allowance for credit losses	(6,492)	(6,476)
Net Loans	$547,116	$534,693

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of September 30, 2025 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$19,244	$7,147	$5,137	$4,608	$2,731	$3,912	$-	$42,779
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	299	-	299
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$19,244	$7,147	$5,137	$4,608	$2,731	$4,211	$-	$43,078
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

One-to-four family residential non-owner occupied
Risk rating
Pass	$630	$1,285	$1,899	$5,912	$11,654	$9,970	$-	$31,350
Special mention	-	-	-	-	-	97	-	97
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$630	$1,285	$1,899	$5,912	$11,654	$10,067	-	$31,447
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$-	$5,257	$909	$12,462	$10,145	$12,348	$-	$41,121
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$5,257	$909	$12,462	$10,145	$12,348	$-	$41,121
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$26,904	$34,358	$41,234	$75,441	$52,591	$59,477	$9,643	$299,648
Special mention	-	124	-	678	-	3,443	-	4,245
Substandard	-	919	1,115	1,124	264	-	174	3,596
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$26,904	$35,401	$42,349	$77,243	$52,855	$62,920	$9,817	$307,489
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$16,426	$5,641	$102	$1,218	$-	$-	$-	$23,387
Special mention	-	-	97	-	-	-	-	97
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$16,426	$5,641	$199	$1,218	$-	$-	$-	$23,484
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$-	$524	$495	$-	$108	$143	$4,142	$5,412
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$524	$495	$-	$108	$143	$4,142	$5,412
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$5,005	$14,529	$2,792	$31,365	$11,614	$2,659	$22,605	$90,569
Special mention	-	538	435	763	1,065	1,037	463	4,301
Substandard	-	1,245	-	2,035	2,123	390	306	6,099
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$5,005	$16,312	$3,227	$34,163	$14,802	$4,086	$23,374	$100,969
Current period gross charge-offs	$-	$799	$-	$473	$-	$29	$-	$1,301

Other consumer
Risk rating
Pass	$-	$-	$37	$-	$-	$-	$-	$37
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$37	$-	$-	$-	$-	$37
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$68,209	$68,741	$52,605	$131,006	$88,843	$88,509	$36,390	$534,303
Special mention	-	662	532	1,441	1,065	4,577	463	8,740
Substandard	-	2,164	1,115	3,159	2,387	689	480	9,994
Doubtful	-	-	-	-	-	-	-	-
Total	$68,209	$71,567	$54,252	$135,606	$92,295	$93,775	$37,333	$553,037
Current period gross charge-offs	$-	$799	$-	$473	$-	$29	$-	$1,301

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$529	$364	$-	$114	$-	$169	$4,563	$5,739
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$16,655	$4,056	$48,619	$18,554	$3,205	$1,826	$17,854	$110,769
Special mention	-	-	-	-	574	-	100	674
Substandard	296	-	702	2,387	33	-	60	3,478
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$16,951	$4,056	$49,321	$20,941	$3,812	$1,826	$18,014	$114,921
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$-	$-	$1,611

Other consumer
Risk rating
Pass	$46	$-	$-	$-	$-	$-	$-	$46
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$46	$-	$-	$-	$-	$-	$-	$46
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$71,133	$63,848	$158,938	$109,463	$33,377	$71,112	$26,811	$534,682
Special mention	-	1,161	333	116	574	-	150	2,334
Substandard	296	-	1,773	2,387	33	-	60	4,549
Doubtful	-	-	-	-	-	-	-	-
Total	$71,429	$65,009	$161,044	$111,966	$33,984	$71,112	$27,021	$541,565
Current period gross charge-offs	$388	$-	$1,167	$56	$-	$187	$-	$1,798

The following tables present non-performing loans by classes of the loan portfolio as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Non-accrual loans
	With a Related Allowance	Without a Related Allowance	Total	90 Days or More Past Due and Accruing(1)	Total Non-Performing
One-to-four family residential owner-occupied	$-	$299	$299	$390	$689
Commercial real estate	-	1,501	1,501	1,170	2,671
Commercial business	1,005	1,425	2,430	539	2,969
Total	$1,005	$3,225	$4,230	$2,099	$6,329

__________________________

(1)	These loans are well secured and in the process of collection.

As part of the discontinued operations of OCH, the Bank retained approximately 60 commercial business loans totaling $4.4 million, which were classified as non-accrual. As of September 30, 2025, the value of these total $860,000, made up of approximately 24 loans.  The Bank continues to monitor these loans for collectability.

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

For the three and nine months ended September 30, 2025 and September 30, 2024 there was no interest income recognized on non-accrual loans on a cash basis. There was $54,000 and $346,000 of interest income foregone on non-accrual loans for the three and nine months ended September 30, 2025, and $124,000 and $279,000 for the three and nine months ended September 30, 2024.

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

As of September 30, 2025, there was one commercial business loan with an amortized cost of $34,000 which was granted a term extension resulting in a change in the maturity date, from August 2027 to February 2030 in addition to principal forgiveness of $2,000. This loan represented 0.01% of loans receivable, net.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and nine months ended September 30, 2025 (in thousands):

	September 30, 2025
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$270	$168	$311	$2,364	$403	$75	$2,735	$6,326
Charge-offs	-	-	-	-	-	-	(278)	(278)
Recoveries	-	-	-	-	-	-	11	11
Provision	45	(4)	(8)	134	86	(21)	201	433
Ending balance	$315	$164	$303	$2,498	$489	$54	$2,669	$6,492

For the Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$177	$178	$442	$2,337	$156	$56	$3,130	$6,476
Charge-offs	-	-	-	-	-	-	(1,301)	(1,301)
Recoveries	-	-	-	-	-	-	96	96
Provision	138	(14)	(139)	161	333	(2)	744	1,221
Ending balance	$315	$164	$303	$2,498	$489	$54	$2,669	$6,492

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the three and nine months ended September 30, 2025, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three and nine months ended September 30, 2025, due primarily to changes in qualitative and quantitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio classes for the three and nine months ended September 30, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three and nine months ended September 30, 2025, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and nine months ended September 30, 2024 (in thousands):

	September 30, 2024
For the Three Months Ended September 30, 2024	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
Allowance for credit losses:
Beginning balance	$166	$210	$427	$2,881	$563	$66	$3,191	$7,504
Charge-offs	-	-	-	-	-	-	(114)	(114)
Recoveries	-	-	-	-	-	-	3	3
Provision	13	(4)	374	(112)	(104)	(3)	(164)	-
Ending balance	$179	$206	$801	$2,769	$459	$63	$2,916	$7,393

For the Nine Months Ended September 30, 2024
Allowance for credit losses
Beginning balance	$153	$219	$420	$2,784	$583	$61	$2,538	$6,758
Charge-offs	-	-	-	-	-	-	(452)	(452)
Recoveries	-	-	-	-	-	-	3	3
Provision	26	(13)	381	(15)	(124)	2	827	1,084
Ending balance	$179	$206	$801	$2,769	$459	$63	$2,916	$7,393

The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio classes for the three and nine months ended September 30, 2024, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the construction loan portfolio class for the three and nine months ended September 30, 2024, due primarily to decrease in loan balances and changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the three and nine months ended September 30, 2024, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio classes for the nine months ended September 30, 2024, due primarily to changes in qualitative factors in this portfolio class. The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$663	$689	$41,726	$43,078
One-to-four family residential non-owner occupied	404	-	31,043	31,447
Multi-family residential	1,870	-	39,251	41,121
Commercial real estate	7,563	2,671	297,255	307,489
Construction	97	-	23,387	23,484
Home equity	-	-	5,412	5,412
Commercial business	1,318	2,969	96,682	100,969
Other consumer	-	-	37	37
Total	$11,915	$6,329	$534,793	$553,037

	December 31, 2024
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$209	$694	$25,024	$25,927
One-to-four family residential non-owner occupied	569	-	33,004	33,573
Multi-family residential	85	-	45,327	45,412
Commercial real estate	10,063	1,686	285,878	297,627
Construction	4,528	-	13,792	18,320
Home equity	35	-	5,704	5,739
Commercial business	873	3,941	110,107	114,921
Other consumer	-	-	46	46
Total	$16,362	$6,321	$518,882	$541,565

For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

As of September 30, 2025, the Company has initiated formal foreclosure proceedings on $699,000 of one-to-four family residential owner occupied loans and commercial real estate loans, which have not yet been transferred into foreclosed assets.

Note 7 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at September 30, 2025 and 2024 was $40,000, and $89,000, respectively, which is net of accumulated amortization of $445,000 and $396,000, respectively. Amortization expense for both the three and nine months ended September 30, 2025 and 2024 amounted to approximately $12,000 and $36,000, respectively.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8 – Deposits

Deposits consist of the following classifications (in thousands):

	September 30, 2025	December 31, 2024
Non-interest bearing checking accounts	$61,133	$59,783
Interest bearing checking accounts(1)	40,860	47,802
Savings accounts	729	492
Money market accounts(2)	111,681	162,285
Certificates of deposit	339,791	282,890
Total deposits	$554,194	$553,252

_______________________________

(1)

The Company has identified five interest bearing brokered checking account deposit customers that accounted for approximately 7.4% of total deposits at September 30, 2025, and one major interest bearing checking account deposit customer, a different customer than the brokered checking account deposit customer, that accounted for approximately 8.6% of total deposits at December 31, 2024. At September 30, 2025, the outstanding balance of the five deposit customer’s interest bearing brokered checking account totaled approximately $40.9 million. At December 31, 2024, the outstanding balance of the major deposit customer’s interest bearing checking account totaled approximately $47.8 million.

(2)

The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 6.3% and 18.1% of total deposits at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $35.0 million and $100.0 million, respectively.

Note 9 – Borrowings

Federal Home Loan Bank (“FHLB”) advances consist of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
FHLB Borrowings	$45,000	4.69%	$47,855	4.50%

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at September 30, 2025 are as follows (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net
6.5% subordinated notes, due December 31, 2028	$8,000	$-	$8,000
11.0% senior notes, due March 1, 2028	$9,750	$414	$9,336
11.0% senior notes, due March 1, 2028	$250	$11	$239

The balance of senior debt, net of unamortized debt issuance costs, was $9.6 million at September 30, 2025.

The balance of subordinated debt was $8.0 million and $22.0 million at September 30, 2025 and December 31, 2024, respectively.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not make a discretionary contribution of shares to the ESOP. During the nine months ended September 30, 2025 and 2024, the Company recognized $108,000 and $94,000 of ESOP expense, respectively.

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

In May 2023, the shareholders of Quaint Oak Bancorp approved the adoption of the 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”). The 2023 Stock Incentive Plan approved by shareholders in May 2023 covered a total of 175,000 shares, of which 43,750, or 25%, may be restricted stock awards, for a balance of 131,250 stock options assuming all the restricted shares are awarded. In September 2025, 12,500 shares that were available under the 2023 Stock Incentive Plan were granted.

As of September 30, 2025, a total of 38,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and no share awards were available for future grant under the 2023 Stock Incentive Plan and the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans

Stock Incentive Plans – Share Awards

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of September 30, 2025 and changes during the nine months ended September 30, 2025 is as follows:

	September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	36,000	$18.00
Granted	12,500	10.15
Vested	(8,500)	18.00
Forfeited	(2,000)	18.00
Unvested at the end of the period	38,000	$15.42

Compensation expense on the restricted stock awards is recognized ratably over the five-year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During both the three months ended September 30, 2025 and 2024, the Company recognized approximately $41,000 of compensation expense. During both the three months ended September 30, 2025 and 2024, the Company recognized a tax benefit of approximately $9,000. During both the nine months ended September 30, 2025 and 2024, the Company recognized approximately $122,000 of compensation expense. During both the nine months ended September 30, 2025 and 2024, the Company recognized a tax benefit of approximately $26,000. As of September 30, 2025, approximately $552,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.8 years.

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

In September 2025, 42,000 shares that were available under the 2023 Stock Incentive Plan were granted. As of September 30, 2025, a total of 254,033 grants of stock options were outstanding under the 2018 and 2023 Stock Incentive Plans and no stock options were available for future grant under the 2018 and 2023 Stock Incentive Plans. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Stock Compensation Plans (Continued)

Stock Incentive Plans – Stock Options

A summary of option activity under the Company’s 2018 and 2023 Stock Incentive Plans as of September 30, 2025 and changes during the nine months ended September 30, 2025 is as follows:

	September 30, 2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	224,033	$15.98	6.3
Granted	42,000	10.15	9.9
Exercised	-	-	-
Forfeited	(12,000)	15.65	6.3
Outstanding at end of period	254,033	$15.03	6.3
Exercisable at end of period	136,533	$15.05	4.5

During both the three months ended September 30, 2025 and 2024, the Company recognized approximately $20,000 of compensation expense on stock options. During both three months ended September 30, 2025 and 2024, the Company recognized a tax benefit of approximately $1,000. During both the nine months ended September 30, 2025 and 2024, the Company recognized approximately $60,000 of compensation expense on stock options. During both the nine months ended September 30, 2025 and 2024, the Company recognized a tax benefit of approximately $4,000. As of September 30, 2025, approximately $313,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.8 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 20 of the Company’s 2024 Annual Report on Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk. Loans are considered a Level 3 classification.

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

The following table presents the collateral-dependent loans by portfolio segment and collateral type at September 30, 2025:

	September 30, 2025
	Real Estate	Business Assets	Total
One-to-four family residential owner occupied	$299	$-	$299
Commercial real estate	1,500	-	1,500
Commercial business	-	1,426	1,426
Total	$1,799	$1,426	$3,225

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2025 (in thousands):

	September 30, 2025
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$1,037	$-	$1,037	$-
Federal National Mortgage Association mortgage- backed securities	34	-	34	-
Total investment securities available for sale	$1,071	$-	$1,071	$-
Total recurring fair value measurements	$1,071	$-	$1,071	$-

Nonrecurring fair value measurements
Collateral-dependent loans	$3,225	$-	$-	$3,225
Total nonrecurring fair value measurements	$3,225	$-	$-	$3,225

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of September 30, 2025 (in thousands):

	September 30, 2025
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$3,225	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%	)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2025 and December 31, 2024 (in thousands):

			Fair Value Measurements at
			September 30, 2025
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$951	$-	$-	$951
Loans held for sale	54,508	56,970	-	56,970	-
Loans receivable, net	547,116	540,252	-	-	540,252

Financial Liabilities
Deposits	554,194	561,506	214,402	-	347,104
Senior Debt	9,575	9,817	-	-	9,817
Subordinated debt	8,000	7,840	-	-	7,840

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses. The provision for credit losses is almost entirely dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The profitability of this segment’s operations also depends on the generation of non-interest income which includes fees and commissions generated by Quaint Oak Bank and its wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, and Quaint Oak Insurance Agency, LLC, which are included in the Banking Segment for segment reporting purposes as the operating results are monitored by the Chief Operating Decision Maker collectively. The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole. These laws and regulations govern such areas as capital, permissible activities, allowance for credit losses, loans and investments, and rates of interest that can be charged on loans. For segment reporting purposes, Quaint Oak Bancorp, Inc. is included as part of the Company’s Banking segment.

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

The following tables presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended September 30,
	2025			2024
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(2)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$4,193	$201	$4,394	$3,902	$346	$4,248
Provision for (Recovery of) Credit Losses	425	-	425	504	(381)	123
Net Interest Income after Provision for (Recovery of) Credit Losses	3,768	201	3,969	3,398	727	4,125

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	289	-	289	237	-	237
Insurance commissions	196	-	196	198	-	198
Other fees and services charges	(6)	20	14	106	10	116
Net loan servicing income	-	-	-	2	-	2
Income from bank-owned life insurance	33	-	33	30	-	30
Net gain on loans held for sale	633	317	950	503	-	503
Gain on the sale of SBA loans	266	-	266	124	-	124
Total Non-Interest Income	1,411	337	1,748	1,200	10	1,210

Non-Interest Expense
Salaries and employee benefits	3,692	301	3,993	3,308	175	3,483
Directors’ fees and expenses	66	-	66	52	-	52
Occupancy and equipment	488	1	489	330	-	330
Data processing	436	-	436	321	-	321
Professional fees	119	15	134	17	9	26
FDIC deposit insurance assessment	131	-	131	158	-	158
Advertising	25	3	28	39	3	42
Amortization of other intangible	12	-	12	12	-	12
Other	436	3	439	491	9	500
Total Non-Interest Expense	5,405	323	5,728	4,728	196	4,924
Pretax Segment Profit (Loss)	$(226)	$215	$(11)	$(130)	$541	$411
Segment Assets	$628,171	$48,960	$677,131	$628,521	$73,084	$701,605

____________________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency and QOB Properties.
(2)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency and QOB Properties.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 12 – Operating Segments (Continued)

	As of or for the Nine Months Ended September 30,
	2025			2024
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(2)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$12,208	$835	$13,043	$13,011	$721	$13,732
Provision for (Recovery of) Credit Losses	1,303	-	1,303	1,514	(296)	1,218
Net Interest Income after Provision for (Recovery of) Credit Losses	10,905	835	11,740	11,497	1,017	12,514

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	715	-	715	627	-	627
Real estate sales commissions, net	-	-	-	20	-	20
Insurance commissions	577	-	577	526	-	526
Other fees and services charges	(96)	23	(73)	452	130	582
Net loan servicing income	5	-	5	5	-	5
Income from bank-owned life insurance	95	-	95	87	-	87
Net gain on loans held for sale	1,633	1,419	3,052	1,669	329	1,998
Gain on the sale of SBA loans	1,084	-	1,084	251	-	251
Total Non-Interest Income	4,013	1,442	5,455	3,637	459	4,096

Non-Interest Expense
Salaries and employee benefits	10,337	948	11,285	9,923	895	10,818
Directors’ fees and expenses	196	-	196	153	-	153
Occupancy and equipment	1,350	2	1,352	996	-	996
Data processing	1,277	-	1,277	894	-	894
Professional fees	486	45	531	298	25	323
FDIC deposit insurance assessment	387	-	387	494	-	494
Advertising	209	18	227	191	11	202
Amortization of other intangible	36	-	36	36	-	36
Other	1,494	20	1,514	1,343	25	1,368
Total Non-Interest Expense	15,772	1,033	16,805	14,328	956	15,284
Pretax Segment (Loss) Profit	$(854)	$1,244	$390	$806	$520	$1,326
Net Loss Attributable to Noncontrolling Interest	$-	$-	$-	$(406)	$-	$(406)
Segment Assets	$628,171	$48,960	$677,131	$628,521	$73,084	$701,605

__________________________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency and QOB Properties.
(2)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Real Estate, Quaint Oak Abstract, Quaint Oak Insurance Agency and QOB Properties.

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

At September 30, 2025 the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company. On March 29, 2024, Quaint Oak Bank sold its 51% interest in Oakmont Capital Holdings, LLC (“OCH”), a multi-state equipment finance company based in West Chester, Pennsylvania. The decision was based on a number of strategic priorities and other factors. As a result of this action, Quaint Oak Bancorp classified the operations of OCH as discontinued operations under ASC 205-20 and ceased all equipment loan originations. Also on March 29, 2024, the Company discontinued the operations of Quaint Oak Real Estate, LLC (“Quaint Oak Real Estate”), a 100% wholly owned subsidiary of the Bank. Quaint Oak Real Estate was engaged in the real estate brokerage business. All significant intercompany balances and transactions have been eliminated.

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

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2025 have remained unchanged from the disclosures presented in our 2024 Annual Report on Form 10-K.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

General. The Company’s total assets at September 30, 2025 were $677.1 million, a decrease of $8.0 million, or 1.2%, from $685.2 million at December 31, 2024. This decrease in total assets was primarily due to a $10.7 million, or 17.0%, decrease in cash and cash equivalents, a $9.8 million, or 15.2%, decrease in loans held for sale, and a $595,000, or 35.7%, decrease in investment securities available for sale. Also contributing to the decrease in assets was a $123,000, or 5.6%, decrease in investment in Federal Home Loan Bank stock, at cost, a $39,000, or 2.4%, decrease in premises and equipment, net, and a $37,000, or 48.1%, decrease in other intangible, net of accumulated amortization. Partially offsetting the decrease in total assets was a $12.4 million, or 2.3%, increase in loans receivable, net of allowance for credit losses, a $378,000, or 9.5%, increase in accrued interest receivable, a $331,000, or 4.3%, increase in prepaid expenses and other assets, and a $95,000, or 2.1%, increase in bank-owned life insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased $10.7 million, or 17.0%, from $63.0 million at December 31, 2024 to $52.3 million at September 30, 2025, as a result of reduced correspondent banking activity and reduction in a money market deposit through a deposit placement agreement as the Company exited one of its correspondent banking relationships.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits remained at $912,000 at both September 30, 2025 and December 31, 2024.

Investment Securities Available for Sale. Investment securities available for sale decreased $595,000, or 35.7%, from $1.7 million at December 31, 2024 to $1.1 million at September 30, 2025, due primarily to the principal repayments on these securities during the nine months ended September 30, 2025.

Loans Held for Sale. Loans held for sale decreased $9.8 million, or 15.2%, from $64.3 million at December 31, 2024 to $54.5 million at September 30, 2025 as the Bank’s commercial real estate subsidiary, Oakmont Commercial, LLC, originated $32.7 million of commercial real estate loans during the nine months ended September 30, 2025 and sold $37.5 million of loans in the secondary market during this same period. The Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $88.3 million of one-to-four family residential loans during the nine months ended September 30, 2025 and sold $89.5 million of loans in the secondary market. Additionally, the Bank originated $10.4 million of SBA loans and sold $14.2 million of SBA loans in the secondary market in the same period.

Loans Receivable, Net. Loans receivable, net, increased $12.4 million, or 2.3%, to $547.1 million at September 30, 2025 from $534.7 million December 31, 2024. The largest increases within the loan portfolio occurred in one-to-four family owner occupied loans which increased $17.2 million, or 66.2%, construction loans which increased $5.2 million, or 28.2%, and commercial real estate loans, which increased $9.9 million, or 3.3%. Partially offsetting these increases were commercial business loans which decreased $14.0 million, or 12.1%, multi-family residential loans which decreased $4.3 million, or 9.5%, one-to-four family non-owner occupied loans which decreased $2.1 million, or 6.3%, and home equity loans which decreased $327,000, or 5.7%.

The following table summarizes the industry concentrations within the multi-family and commercial real estate portfolios:

	September 30, 2025	December 31, 2024
	(in Thousands)
Real Estate Rental and Leasing	$129,026	$135,874
Health Care and Social Assistance	36,712	35,864
Accommodation and food services	33,352	33,811
Construction	23,150	25,087
Manufacturing	22,529	16,515
Other services (except public administration)	20,032	21,321
Retail trade	15,828	24,657
Wholesale trade	15,224	8,349
Arts, entertainment, and recreation	14,564	14,497
Finance and insurance	11,105	6,162
Administrative and support – waste services	9,635	4,612
Professional, scientific and technical services	7,198	5,686
Transportation and warehousing	4,343	5,901
Other	5,912	4,703
Total	$348,610	$343,039

The commercial real estate and multi-family portfolio consists of 56% owner occupied commercial real estate loans and 44% of non-owner occupied commercial real estate loans as of September 30, 2025.

The following table summarizes the non-owner occupied commercial real estate portfolio and the percent of total loans receivable, net.

	September 30, 2025		December 31, 2024
	Balance	Percent of Total Loans Receivable, net	Balance	Percent of Total Loans Receivable, net
	(Dollars in Thousands)
Real estate rental and leasing	$118,188	21.6%	$123,103	23.0%
Construction	11,079	2.0	14,987	2.8
Health care and social assistance	5,022	0.9	8,345	1.6
Finance and insurance	4,836	0.9	4,948	0.9
Other services (except public administration)	4,208	0.8	4,347	0.8
Retail Trade	2,550	0.5	2,153	0.4
Accommodation and Food Services	1,602	0.3	1,733	0.3
Other	2,094	0.4	2,172	0.5
Total	$149,579	27.4%	$161,788	30.3%

The following table summarizes the non-owner occupied commercial real estate rental and leasing loan portfolio outstanding balance, total commitment and loan to value (“LTV”) ratio by geographic location:

	September 30, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$40,253	$81,307	49.5%	$44,959	$86,035	52.3%
Philadelphia	36,883	75,760	48.7	36,142	77,810	46.4
Delaware	15,287	32,125	47.6	15,583	32,125	48.5
New Jersey	9,368	19,315	48.5	9,705	19,315	50.2
Ohio	6,768	10,100	67.0	6,914	10,100	68.5
New York	6,008	10,410	57.7	6,133	10,410	58.9
Other	3,621	6,020	60.2	3,667	6,020	60.9
Total	$118,188	$235,037	50.3%	$123,103	$241,815	50.9%

_______________________

(1)	Pennsylvania excluding Philadelphia

The following table summarizes the non-owner occupied commercial real estate construction loan portfolio outstanding balance, total commitment and LTV ratio by geographic location:

	September 30, 2025			December 31, 2024
	Balance	Total Commitment	Weighted Average LTV	Balance	Total Commitment	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$6,394	$11,567	55.3%	$7,477	$13,996	53.4%
Philadelphia	4,685	9,685	48.4	4,782	9,685	49.4
New Jersey	-	-	-	2,728	8,200	33.3
Total	$11,079	$21,252	52.1%	$14,987	$31,881	47.0%

___________________

(1)	Pennsylvania excluding Philadelphia

Deposits. Total deposits increased $942,000, or 0.2%, to $554.2 million at September 30, 2025 from $553.3 million at December 31, 2024. This increase in deposits was primarily attributable to an increase of $56.9 million, or 20.1%, in certificates of deposit, an increase of $1.4 million, or 2.3%, in non-interest bearing checking accounts, and a $237,000, or 48.2%, increase in savings accounts. These increases in deposits were partially offset by a decrease of $50.6 million, or 31.2%, in money market accounts, and a decrease of $6.9 million, or 14.5%, in interest bearing checking accounts as the Company reduced its correspondent banking activity and exited one of its correspondent banking relationships.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $250.4 million, or 45.2% of total deposits at September 30, 2025.

Borrowings. Total Federal Home Loan Bank (FHLB) borrowings decreased $2.9 million, or 6.0%, to $45.0 million at September 30, 2025 from $47.9 million at December 31, 2024 as the Bank paid down $2.9 million of borrowings.

Senior debt. Senior debt, net of unamortized debt issuance costs, increased $9.5 million from none at December 31, 2024 as the Company entered into a Senior Unsecured Note Purchase Agreement with certain institutional accredited investors pursuant to which the Company issued an aggregate of $9.75 million in aggregate principal amount of Fixed Rate Unsecured Senior Notes due March 1, 2028 (the “Senior Debt Notes”) in a private placement. The Company issued to an accredited individual investor an additional $250,000 in principal amount of the Senior Debt Notes as of March 4, 2025 for a total of $10.0 million in aggregate principal amount. The Senior Debt Notes bear interest at a fixed annual rate of 11.00%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2025. The maturity date of the Senior Debt Notes is March 1, 2028.

Subordinated debt. Subordinated debt, net of unamortized debt issuance costs, decreased $14.0 million, or 63.6%, to $8.0 million at September 30, 2025 from $22.0 million at December 31, 2024 as the Company used the net proceeds from the sale of the Senior Debt Notes to repay a portion of the outstanding $14.0 million aggregate principal amount of its 8.5% Fixed Rate Subordinated Notes upon their maturity on March 15, 2025. The remaining $8.0 million of subordinated debt matures on December 31, 2028.

Stockholders’ Equity. Total stockholders’ equity from continuing operations decreased $444,000, or 0.8%, to $52.2 million at September 30, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $788,000, and purchase of treasury stock of $45,000. The decrease in stockholders’ equity was partially offset by net income for the nine months ended September 30, 2025 of $148,000, amortization of stock awards and options under our stock compensation plans of $182,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $56,000, and other comprehensive income, net of $3,000.

Asset Quality.  Non-performing loans at September 30, 2025, totaled $6.3 million, or 1.16%, of total loans receivable, net of allowance for credit losses, consisting of $4.2 million of loans on non-accrual status and $2.1 million of loans 90-days or more delinquent. Non-accrual loans consist of one one-to-four family residential owner occupied loan, nine commercial real estate loans, and 18 commercial business loans. Included in the 18 commercial business loans is one pool of equipment loans. Loans 90-days or more past due include one one-to-four family residential owner occupied loan, one one-to-four family residential non-owner occupied loan, one commercial real estate loan, and one commercial business loan, all of which are still accruing. All non-performing loans are either well-collateralized or adequately reserved for. During the nine months ended September 30, 2025, 21 commercial business loans totaling $1.3 million that were previously on non-accrual were charged-off through the allowance for credit losses. Non-performing loans at December 31, 2024, totaled $5.7 million, or 1.07%, of total loans receivable, net of allowance for credit losses, consisting of $3.9 million of loans on non-accrual status and $1.8 million of loans 90-days or more delinquent. Non-accrual loans consisted of one commercial real estate loan, and ten commercial business loans. Included in the ten commercial business loans is one pool of equipment loans. Loans 90-days or more past due included one one-to-four family residential owner occupied loan and two commercial real estate loans, all of which were still accruing. All non-performing loans were either well-collateralized or adequately reserved for. During the year ended December 31, 2024, 19 commercial business loans totaling $1.6 million, and one construction loan of $187,000, that were previously on non-accrual were charged-off through the allowance for credit losses.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net loss amounted to $41,000 for the three months ended September 30, 2025, a decrease of $284,000, or 116.9%, compared to net income of $243,000 for the three months ended September 30, 2024. The decrease in net income on a comparative quarterly basis was primarily the result of an increase in non-interest expense of $804,000, a decrease in interest and dividend income of $302,000, and an increase in the provision for credit losses of $302,000, partially offset by an increase in non-interest income of $538,000, a decrease in interest expense of $448,000, and a decrease in the net provision for income taxes from continuing operations of $138,000.

Net Interest Income. Net interest income increased $146,000, or 3.4% to $4.4 million for the three months ended September 30, 2025 from $4.3 million for the three months ended September 30, 2024. The increase was driven by a $448,000, or 7.2%, decrease in interest expense, partially offset by a $302,000, or 2.9%, decrease in interest and dividend income.

Interest and Dividend Income. The $302,000, or 2.9%, decrease in interest and dividend income for the quarter was primarily due to a $15.0 million decrease in the average balance of due from banks – interest earning, which decreased from $45.9 million for the three months ended September 30, 2024 to $30.8 million for the three months ended September 30, 2025, and had the effect of decreasing interest income $167,000, a decrease in the average balance of loans receivable, net, which decreased $8.3 million from $607.6 million for the three months ended September 30, 2024 to $599.3 million for the three months ended September 30, 2025 and had the effect of decreasing interest income $136,000, and a 99 basis point decrease in the average yield on due from banks – interest earning, which decreased from 4.42% for the three months ended September 30, 2024 to 3.43% for the three months ended September 30, 2025 and had the effect of decreasing interest income $78,000. Partially offsetting the decrease in interest and dividend income was a four basis point increase in the average yield on loans receivable, net from 6.51% for the three months ended September 30, 2024 to 6.55% for the three months ended September 30, 2025, and had the effect of increasing interest income $49,000. The $15.0 million decrease in the average balance of due from banks – interest bearing was due to a higher level of balances during 2024 due to proceeds from the sale of the Bank’s 51% ownership of Oakmont Capital Holdings, LLC on March 29, 2024.

Interest Expense. The $448,000, or 7.2%, decrease in interest expense for the three months ended September 30, 2025 over the comparable period in 2024 was driven by an $852,000, or 15.1%, decrease in interest expense on deposits, which was primarily attributable to a $95.7 million decrease in the average balance of money market deposits which decreased from $212.2 million for the three months ended September 30, 2024 to $116.5 million for the three months ended September 30, 2025, and a $60.6 million decrease in the average balance of business checking accounts which decreased from $85.7 million for the three months ended September 30, 2024 to $25.1 million for the three months ended September 30, 2025. The decrease in average balances of interest-bearing deposits was a result of reduced correspondent banking activity and reduction in a money market deposit through a deposit placement agreement. Also contributing to the decrease in interest expense for the three months ended September 30, 2025 was a $319,000, or 65.2%, decrease in interest expense on subordinated debt. These decreases in interest expense were partially offset by a $1.1 million increase in the interest expense for certificates of deposit due to a $104.0 million increase in the average balance of certificates of deposit which increased from $223.6 million at September 30, 2024 to $327.7 million at September 30, 2025. Also partially offsetting these decreases in interest expense was a $442,000, or 470.2%, increase in the interest expense on Federal Home Loan Bank borrowings due to a $31.6 million, or 332.4%, increase in the average balance of Federal Home Loan Bank borrowings which increased from $9.5 million for the three months ended September 30, 2024 to $41.1 million for the three months ended September 30, 2025, and a $281,000 increase in interest expense on senior debt. The $104.0 million increase in the average balance of certificates of deposits was primarily due to the Bank’s competitive rate offerings in our market area. The average interest rate spread increased from 1.87% for the three months ended September 30, 2024 to 2.07% for the three months ended September 30, 2025 and the net interest margin increased from 2.58% for the three months ended September 30, 2024 to 2.77% for the three months ended September 30, 2025.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$30,830	$264	3.43%	$45,870	$507	4.42%
Investment in interest-earning time deposits	912	9	3.95	912	9	3.95
Investment securities available for sale	1,180	31	10.51	1,962	39	7.95
Loans receivable, net (1) (2)	599,322	9,808	6.55	607,648	9,895	6.51
Investment in FHLB stock	1,983	58	11.70	837	22	10.51
Total interest-earning assets	634,227	10,170	6.41%	657,229	10,472	6.37%
Non-interest-earning assets	17,996			15,370
Total assets	$652,223			$672,599
Interest-bearing liabilities:
Savings accounts	$808	$-	0.00%	$642	$-	0.00%
Money market accounts	116,526	948	3.25	212,229	2,437	4.59
Checking accounts	29,186	339	4.64	85,727	819	3.82
Certificate of deposit accounts	327,673	3,502	4.27	223,645	2,385	4.27
Total deposits	474,193	4,789	4.07	522,243	5,641	4.32
FHLB borrowings	41,109	536	5.22	9,508	94	3.95
Subordinated debt	8,000	170	8.50	22,000	489	8.89
Senior debt	9,550	281	11.77	-	-	-
Total interest-bearing liabilities	532,852	5,776	4.34%	553,751	6,224	4.50%
Non-interest-bearing liabilities	67,236			67,983
Total liabilities	600,088			621,734
Stockholders’ Equity	52,135			50,865
Total liabilities and Stockholders’ Equity	$652,223			$672,599
Net interest-earning assets	$101,375			$103,478
Net interest income; average interest rate spread		$4,394	2.07%		$4,248	1.87%
Net interest margin (3)			2.77%			2.58%
Average interest-earning assets to average interest-bearing liabilities			119.03%			118.69%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $302,000, or 245.5%, increase in the provision for credit losses for the three months ended September 30, 2025 over the three months ended September 30, 2024 was primarily due to an increase in non-performing loans during the three months ended September 30, 2025.

Non-Interest Income. The $538,000, or 44.5%, increase in non-interest income for the three months ended September 30, 2025 over the comparable period in 2024 was primarily attributable to a $447,000, or 88.9%, increase in net gain on sale of loans, a $142,000, or 114.5%, increase in gain on sale of SBA loans, and a $52,000, or 21.9%, increase in mortgage banking, equipment lending and title abstract fees. These increases were partially offset by a $102,000, or 87.9%, decrease in other fees and service charges, a $2,000, or 1.0%, decrease in insurance commissions and a $2,000 decrease in net loan servicing income. The reduction in other fees and service charges is attributable to reduced correspondent banking activities.

Non-Interest Expense. The $804,000, or 16.3%, increase in non-interest expense for the three months ended September 30, 2025 over the comparable period in 2024 was primarily due to a $510,000, or 14.6%, increase in salaries and employee benefits expense, a $159,000, or 48.2%, increase in occupancy and equipment expense, a $115,000, or 35.8%, increase in data processing expense, a $108,000, or 415.4%, increase in professional fees, and a $14,000, or 26.9%, increase in directors’ fees and expenses. These increases were partially offset by a $61,000, or 12.2%, decrease in other expense, a $27,000, or 17.1%, decrease in FDIC deposit insurance assessment, and a $14,000, or 33.3%, decrease in advertising expense. The increases in salaries and employee benefits expense, professional fees, occupancy and equipment expense, data processing expense, and other expense were primarily due to implementing the Bank’s international correspondent banking initiative.

Provision for Income Tax. The provision for income tax from continuing operations decreased $138,000, or 82.1%, from $168,000 for the three months ended September 30, 2024 to $30,000 for the three months ended September 30, 2025 due primarily to a decrease in pre-tax income.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income amounted to $148,000 for the nine months ended September 30, 2025, a decrease of $1.1 million, or 87.8%, compared to net income of $1.2 million for the nine months ended September 30, 2024. The decrease in net income on a comparative year to date basis was primarily the result of a decrease in interest and dividend income of $3.2 million, an increase in non-interest expense of $1.5 million, a decrease in net income from discontinued operations of $406,000, and an increase in the provision for credit losses of $85,000, partially offset by a decrease in interest expense of $2.5 million, an increase in non-interest income of $1.4 million, and a decrease in the net provision for income taxes from continuing operations of $432,000.

Net Interest Income. Net interest income decreased $689,000, or 5.0% to $13.0 million for the nine months ended September 30, 2025 from $13.7 million for the nine months ended September 30, 2024. The decrease was driven by a $3.2 million, or 9.6%, decrease in interest and dividend income, partially offset by a $2.5 million, or 12.7%, decrease in interest expense.

Interest and Dividend Income. The $3.2 million, or 9.6%, decrease in interest and dividend income was primarily due to a decrease in the average balance of loans receivable, net, which decreased $32.4 million from $624.9 million for the nine months ended September 30, 2024 to $592.5 million for the nine months ended September 30, 2025 and had the effect of decreasing interest income $1.6 million, a $38.2 million decrease in the average balance of due from banks – interest earning, which decreased from $72.7 million for the nine months ended September 30, 2024 to $34.6 million for the nine months ended September 30, 2025, and had the effect of decreasing interest income $1.5 million, and a 123 basis point decrease in the average yield on due from banks - interest earning from 5.13% for the nine months ended September 30, 2024 to 3.90% for the nine months ended September 30, 2025, and had the effect of decreasing interest income $317,000. Similar to the quarter, the $38.2 million decrease in the average balance of due from banks – interest bearing was due to a higher level of balances during 2024 due to proceeds from the sale of the Bank’s 51% ownership of Oakmont Capital Holdings, LLC on March 29, 2024.

Interest Expense. The $2.5 million, or 12.7%, decrease in interest expense for the nine months ended September 30, 2025 over the comparable period in 2024 was driven by a $3.7 million, or 20.7%, decrease in interest expense on deposits, which was primarily attributable to a $75.6 million decrease in the average balances of money market deposits which decreased from $215.1 million for the nine months ended September 30, 2024 to $139.5 million for the nine months ended September 30, 2025, and a $65.9 million decrease in the average balances of business checking accounts which decreased from $102.5 million for the nine months ended September 30, 2024 to $36.6 million for the nine months ended September 30, 2025. The decrease in average balances of interest-bearing deposits was a result of reduced correspondent banking activity and reduction in a money market deposit through a deposit placement agreement. Also contributing to the decrease in interest expense for the nine months ended September 30, 2025 was a $671,000, or 45.9% decrease in interest expense on subordinated debt. These decreases in interest expense were partially offset by $2.5 million increase in the interest expense on certificates of deposit due to an $83.1 million increase in the average balance of certificates of deposit which increased from $223.2 million for the nine months ended September 30, 2024 to $306.2 million for the nine months ended September 30, 2025. These decreases in interest expense were also partially offset by a $1.2 million, or 231.8% increase in the interest expense on Federal Home Loan Bank borrowings due to a $29.9 million, or 171.0%, increase in the average balance of Federal Home Loan Bank borrowings which increased from $17.5 million for the nine months ended September 30, 2024 to $47.4 million for the nine months ended September 30, 2025, and a $672,000 increase in interest expense on senior debt. Similar to the quarter, the $83.1 million increase in the average balance of certificates of deposits was primarily due to the Bank’s competitive rate offerings in our market area. The average interest rate spread increased from 1.83% for the nine months ended September 30, 2024 to 2.22% for the nine months ended September 30, 2025 while the net interest margin increased from 2.61% for the nine months ended September 30, 2024 to 2.75% for the nine months ended September 30, 2025.

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

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$34,576	$1,012	3.90%	$72,735	$2,796	5.13%
Investment in interest-earning time deposits	912	44	6.43	1,075	35	4.34
Investment securities available for sale	1,379	95	9.19	2,133	116	7.25
Loans receivable, net (1) (2)	592,519	29,026	6.53	624,873	30,445	6.50
Investment in FHLB stock	2,298	113	6.56	1,077	99	12.26
Total interest-earning assets	631,684	30,290	6.39%	701,893	33,491	6.36%
Non-interest-earning assets	19,201			17,238
Total assets	$650,885			$719,131
Interest-bearing liabilities:
Savings accounts	$607	$1	0.22%	$788	$1	0.17%
Money market accounts	139,453	3,656	3.50	215,079	7,344	4.55
Checking accounts	36,580	693	2.53	102,486	3,615	4.70
Certificate of deposit accounts	306,235	9,766	4.25	223,175	6,835	4.08
Total deposits	482,875	14,116	3.90	541,528	17,795	4.96
FHLB short-term borrowings	47,447	1,668	4.69	17,510	503	3.77
FRB long-term borrowings	16	1	8.33	-	-	-
Subordinated debt	11,495	790	9.16	21,995	1,461	8.86
Senior debt	9,582	672	9.35	-	-	-
Total interest-bearing liabilities	551,415	17,247	4.17%	581,033	19,759	4.53%
Non-interest-bearing liabilities	46,771			87,561
Total liabilities	598,186			668,594
Stockholders’ Equity	52,699			50,537
Total liabilities and Stockholders’ Equity	$650,885			$719,131
Net interest-earning assets	$80,269			$120,860
Net interest income; average interest rate spread		$13,043	2.22%		$13,732	1.83%
Net interest margin (3)			2.75%			2.61%
Average interest-earning assets to average interest-bearing liabilities			114.56%			120.80%

________________________

(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $85,000, or 7.0%, increase in the provision for credit losses for the nine months ended September 30, 2025 over the nine months ended September 30, 2024 was primarily due to an increase in loans receivable, net, and an increase in charge-offs during the nine months ended September 30, 2025.

Non-Interest Income. The $1.4 million, or 33.2%, increase in non-interest income for the nine months ended September 30, 2025 over the comparable period in 2024 was primarily attributable to a $1.1 million, or 52.8%, increase in net gain on sale of loans, an $833,000, or 331.9%, increase in gain on sale of SBA loans, an $88,000, or 14.0%, increase in mortgage banking, equipment lending and title abstract fees, and a $51,000, or 9.7%, increase in insurance commissions. These increases were partially offset by a $655,000, or 112.5%, decrease in other fees and service charges, and a $20,000, or 100.0%, decrease in real estate sales commissions, net.

Non-Interest Expense. The $1.5 million, or 10.0%, increase in non-interest expense for the nine months ended September 30, 2025 over the comparable period in 2024 was primarily due to a $467,000, or 4.3%, increase in salaries and employee benefits expense, a $383,000, or 42.8%, increase in data processing expense, a $356,000, or 35.7%, increase in occupancy and equipment expense, a $208,000, or 64.4%, increase in professional fees, a $146,000, or 10.7%, increase in other expense, a $43,000, or 28.1%, increase in directors’ fees and expenses, and a $25,000, or 12.4%, increase in advertising expense. These increases were partially offset by a $107,000, or 21.7%, decrease in FDIC deposit insurance assessment. The increases in salaries and employee benefits expense, professional fees, occupancy and equipment expense, data processing expense, and other expense were primarily due to implementing the Bank’s international correspondent banking initiative.

Provision for Income Tax. The provision for income tax from continuing operations decreased $274,000, or 53.1%, from $516,000 for the nine months ended September 30, 2024 to $242,000 for the nine months ended September 30, 2025 due primarily to a decrease in pre-tax income.

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

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended September 30, 2025 of $226,000, a $96,000, or 73.8%, increase from the same period in 2024. This increase in PTSL was primarily due to a $677,000, or 14.3%, increase in non-interest expense. This decrease was partially offset by a $291,000, or 7.5%, increase in net interest income, a $211,000, or 17.6%, increase in non-interest income, and a $79,000, or 15.7%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $384,000, or 11.6%, increase in salaries and employee benefits expense, a $158,000, or 47.9% increase in occupancy and equipment expense, a $115,000, or 35.8%, increase in data processing expense, and a $102,000, or 600.0%, increase in professional fees expense, partially offset by a $55,000, or 11.2% decrease in other expenses. The increase in non-interest income is primarily attributable to a $142,000, or 114.5%, increase in gain on sale of SBA loans, a $130,000, or 25.8%, increase in the net gain on loans held for sale, and a $52,000, or 21.9%, increase in mortgage banking, equipment lending and title abstract fees, partially offset by a $112,000, or 105.7% decrease in other fees and service charges.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended September 30, 2025 of $215,000, a $326,000, or 60.3%, decrease from the same period in 2024. The decrease in PTSP was primarily due to a $381,000, recovery in the provision for credit losses for the 2024 period, a $145,000, or 41.9%, decrease in net interest income, and a $127,000, or 64.8%, increase in non-interest expense, partially offset by a $327,000, or 3,270.0%, increase in non-interest income. The increase in non-interest income was primarily due to a $317,000, or 100.0%, increase net gain on loans held for sale, and a $10,000, or 50.0%, increase in other fees and service charges. The increase in non-interest expense was primarily due to a $126,000, or 72.0%, increase in salaries and employee benefits expense, and a $6,000, or 66.7% increase in professional fees, partially offset by a $6,000, or 66.7%, decrease in other non-interest expense.

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the nine months ended September 30, 2025 of $854,000, a $1.7 million, or 206.0%, decrease from the same period in 2024. This increase in PTSL was primarily due to a $1.4 million, or 10.1%, increase in non-interest expense, an $803,000, or 6.2%, decrease in net interest income, and a $211,000, or 13.9%, decrease in the provision for credit losses partially offset by a $376,000, or 10.3%, increase in non-interest income. The increase in non-interest expense was primarily due to a $414,000, 4.2%, increase in salaries and employee benefits expense, a $383,000, or 42.8%, increase in data processing expense, a $354,000, or 35.5% increase in occupancy and equipment expense, a $188,000, or 63.1%, increase in professional fees, a $151,000, or 11.2%, increase in other non-interest expense, and a $43,000, or 28.1%, increase in directors' fees and expenses. The increase in non-interest income is primarily attributable to a $833,000, or 331.9%, increase in gain on sale of SBA loans, an $88,000, or 14.0%, increase in mortgage banking, equipment lending and title abstract fees, and a $51,000, or 9.7%, increase in insurance commissions, partially offset by a $548,000, or 121.2% decrease in other fees and service charges, and a $36,000, or 2.2%, decrease in the net gain on loans held for sale.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the nine months ended September 30, 2025 of $1.2 million, a $724,000 increase from the same period in 2024. The increase in PTSP was primarily due to a $983,000, or 214.2%, increase in non-interest income, a $296,000, recovery of the provision for credit losses for the 2024 period, and a $114,000, or 15.8%, increase in net interest income, partially offset by a $77,000, or 8.1%, increase in non-interest expense. The increase in non-interest income was primarily due to a $1.1 million, or 331.3%, increase net gain on loans held for sale, partially offset by a $107,000, or 82.3%, decrease in other fees and service charges. The increase in non-interest expense was primarily due to a $53,000, 5.9%, increase in salaries and employee benefits expense, a $20,000, or 80.0% increase in professional fees, a $7,000, or 63.6%, increase in advertising expense, and a $2,000, or 100.0%, increase in occupancy and equipment expense, partially offset by a $5,000, or 20.0%, decrease in other non-interest expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At September 30, 2025, the Company's cash and cash equivalents amounted to $52.3 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At September 30, 2025, Quaint Oak Bank had outstanding commitments to originate loans of $18.7 million, commitments under unused lines of credit of $50.8 million, and $1.1 million under standby letters of credit.

At September 30, 2025, certificates of deposit scheduled to mature in one year or less totaled $238.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of September 30, 2025, we had $45.0 million of borrowings from the FHLB and had $268.8 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of September 30, 2025, Quaint Oak Bank had $27.5 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. We also use brokered deposits as a funding source. As of September 30, 2025, the Company had $72.9 million of brokered deposits, $25.1 million of which were sourced from one brokered interest-bearing checking account deposit relationship.

The Company identified one major money market deposit customer that accounted for approximately 6.3% of total deposits at September 30, 2025. The outstanding balance of the major deposit customer totaled approximately $35.0 million at September 30, 2025. The Company identified five major interest bearing brokered checking deposit customers that accounted for approximately 7.4% of total deposits at September 30, 2025. The outstanding balance of the major deposit customers’ interest bearing brokered checking account totaled approximately $40.9 million at September 30, 2025. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

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

The following table summarizes the Company's primary and secondary sources of liquidity which were available at September 30, 2025 (dollars in thousands).

September 30, 2025
(Dollars in thousands)

Cash and cash equivalents	$52,292
Unpledged investment securities, amortized cost	1,071
FHLB advance availability	268,798
Federal Reserve discount window availability	27,549
Total primary and secondary sources of available liquidity	$349,710

Total stockholders’ equity from continuing operations decreased $444,000, or 0.8%, to $52.2 million at September 30, 2025 from $52.6 million at December 31, 2024. Contributing to the decrease were dividends paid of $788,000, and purchase of treasury stock of $45,000. The decrease in stockholders’ equity was partially offset by net income for the nine months ended September 30, 2025 of $148,000, amortization of stock awards and options under our stock compensation plans of $182,000, the reissuance of treasury stock under the Bank’s 401(k) Plan of $56,000, and other comprehensive income, net of $3,000.

For further discussion of the stock compensation plans, see Note 10 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At September 30, 2025, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.11%, 12.31%, 12.31% and 13.56%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At September 30, 2025, we had unfunded commitments under lines of credit of $50.8 million, $18.7 million of commitments to originate loans, and $1.1 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was a provision of $80,000 at September 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

The Company’s repurchases of its common stock made during the quarter ended September 30, 2025 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 – July 31, 2025	-	$-	-	24,375
August 1, 2025 – August 31, 2025	1,301	10.15	-	24,375
September 1, 2025 – September 30, 2025	-	-	-	24,375
Total	1,301	$10.15	-	24,375

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

Date: November 13, 2025	By:	/s/ Robert T. Strong
Robert T. Strong
Chief Executive Officer

Date: November 13, 2025	By:	/s/ John J. Augustine
John J. Augustine
Executive Vice President and Chief Financial Officer