Form 10-K
period 2025-12-31
QUAINT OAK BANCORP, INC.
filed 2026-03-27
CIK 1391933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based on a closing price of $10.96 on June 30, 2025, the last day of the Registrant’s second quarter was $19.6 million (2,635,866 shares outstanding less 844,028 shares held by affiliates at $10.96 per share). Shares of Common Stock held by each executive officer and director and certain employee stock ownership plans have been excluded from the calculation since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 23, 2026: 2,640,997

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Shareholders for the year ended December 31, 2025 are incorporated by reference into Part II, Items 6-8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

QUAINT OAK BANCORP, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

As of December 31, 2025, Quaint Oak Bank’s primary market area includes Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania. As of December 31, 2025, Quaint Oak Bancorp had $675.9 million of total assets, $597.3 million of total deposits and $52.3 million of stockholders’ equity. Quaint Oak Bancorp’s stockholders’ equity constituted 7.7% of total assets as of December 31, 2025.

Quaint Oak Bank’s primary business consists of attracting deposits from the general public through a variety of deposit programs and investing such deposits principally in commercial real estate loans, commercial business loans, one-to-four family residential owner occupied loans and multi-family residential loans. The market for our deposit customers is generated primarily through local market certificates of deposit and business checking and money market accounts. At December 31, 2025, approximately 42.0% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania. Our branch offices are primarily cashless. Cash transactions at our branch offices are facilitated through a correspondent banking relationship with another Pennsylvania-based national commercial bank. Our real estate loans are primarily secured by properties in the mid-Atlantic region and are originated through Quaint Oak Mortgage and our subsidiary, Oakmont Commercial, although we have originated loans throughout the continental United States through other relationships we have with brokers. In addition, Quaint Oak Bank offers mortgage banking, multi-state specialty commercial real estate financing, title abstract and insurance services through its subsidiary companies. Quaint Oak Mortgage provides a variety of mortgage loans, including conventional, FHA, VA, and USDA loans almost all of which are underwritten to GSE-guidelines for sale in the secondary market. Oakmont Commercial specializes in providing loans for commercial real estate purchases, refinancing, and development projects to small businesses primarily on the East Coast and generally in the Mid- Atlantic and Southeast. Oakmont Commercial focuses on originations of low loan-to-value, high yield, primarily owner-occupied commercial real estate collateralized loans to be sold in the secondary market to institutional and bank buyers. Quaint Oak Insurance offers comprehensive coverage, including home, auto, life, and business insurance. Quaint Oak Abstract offers title insurance. Quaint Oak Mortgage cross-sells products from Quaint Oak Bank’s title and insurance businesses, Quaint Oak Abstract and Quaint Oak Insurance, to its mortgage customers. Quaint Oak Bank serves its customers through its offices as well as through correspondence, telephone and on-line banking.

During the year ended December 31, 2025, the Company adopted ASU 2023-09, “Improvements to Income Tax Disclosure”, which expands the disclosure requirements for income taxes. The amendment in this update improves financial reporting by requiring disclosure of greater disaggregation of information in the income tax rate reconciliation. The amendment in this update also improves financial reporting by requiring disclosure of income taxes paid by jurisdiction to improve visibility of income taxes paid information.  The adoption did not have a material impact on the Company’s consolidated financial statements. See Note 14 - Income Taxes in the notes to our financial statements included in Exhibit 13.0 hereto for more information.

Quaint Oak Bank established international correspondent banking operations in March 2022 and maintains a partnership with one international banking entity that utilized Quaint Oak Bank to help facilitate U.S. dollar payments. As of December 31, 2025, the international correspondent banking division had $4.4 million of deposits with the Bank, amounting to 0.7%, of total deposits.

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

Quaint Oak Bank’s Lending Activities

General. At December 31, 2025, the net loan portfolio of Quaint Oak Bank amounted to $540.7 million, representing approximately 80.0% of its total assets at that date. The principal lending activity of Quaint Oak Bank is the origination of commercial real estate loans, commercial business loans, and one-to-four family residential non-owner occupied loans, multi-family residential loans, construction loans, one-to-four family residential owner occupied loans, and home equity loans. At December 31, 2025, commercial real estate loans amounted to $309.7 million, or 56.7% of its total loan portfolio. Commercial business loans totaled $96.3 million, or 17.6%, of the total loan portfolio at December 31, 2025. At December 31, 2025, total one-to-four family residential loans amounted to $70.5 million or 12.9% of its total loan portfolio of which $41.6 million, or 7.6%, of the total loan portfolio consisted of owner occupied properties, and $28.9 million, or 5.3%, of the total loan portfolio consisted of non-owner occupied properties. Multi-family residential loans totaled $40.8 million, or 7.5%, of the total loan portfolio at December 31, 2025. Construction loans totaled $23.5 million, or 4.3%, of the total loan portfolio at December 31, 2025. Home equity loans totaled $5.4 million, or 1.0%, of the total loan portfolio at December 31, 2025. Included in commercial real estate loans are SBA loans which totaled $17.2 million at December 31, 2025.

At December 31, 2025, the loans held for sale of Quaint Oak Bank amounted to $61.0 million, representing approximately 9.0% of its total assets at that date. At December 31, 2025, loans held for sale was comprised of $50.3 million, or 82.6%, of commercial real estate loans, $6.1 million, or 9.9%, of SBA loans, and $4.6 million, or 7.5%, of one-to-four family residential loans.

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

Quaint Oak Bank is subject to a regulatory loans to one borrower limit of 15% of the Bank’s Tier 1 capital which amounts to $10.1 million at December 31, 2025. At December 31, 2025, Quaint Oak Bank’s five largest loans or groups of loans-to-one borrower, including related entities, were $10.1 million, $10.0 million, $9.9 million, $8.3 million, and $8.1 million. The loans consisted of three commercial real estate loans, one commercial business loan, and one multi-family residential loan. Each of Quaint Oak Bank’s five largest loans or groups of loans was performing in accordance with its terms at December 31, 2025.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2025		2024
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1):
Owner occupied	$41,627	7.6%	$25,927	4.8%
Non-owner occupied	28,870	5.3	33,573	6.2
Total one-to-four family residential loans	70,497	12.9	59,500	11.0

Multi-family (five or more) residential (2)	40,772	7.5	45,412	8.4
Commercial real estate (3)	309,745	56.7	297,627	55.0
Construction	23,461	4.3	18,320	3.4
Home equity loans (4)	5,374	1.0	5,739	1.1
Total real estate loans	449,849	82.4	426,598	78.9

Commercial business	96,318	17.6	114,921	21.1
Other consumer	33	-	46	-
Total loans	546,200	100.0%	541,565	100.0%

Less:
Deferred loan fees and costs	664		(396)
Allowance for credit losses	(6,166)		(6,476)
Net loans	$540,698		$534,693

__________________________

(1)	Does not include mortgage loans held for sale of $4.6 million and $6.1 million at December 31, 2025 and 2024, respectively.
(2)	Does not include multi-family residential loans held for sale of $693,000 at December 31, 2024.
(3)

Does not include commercial real estate loans held for sale of $50.3 million and $56.9 million at December 31, 2025 and 2024, respectively. Does not include SBA loans held for sale of $6.1 million and $10.3 million at December 31, 2025 and 2024, respectively.

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

         All loans are presented to the loan committee for review. Quaint Oak Bank’s loan approval process is intended to evaluate the borrower’s ability to repay the loan, the overall viability of the credit, and the value of the collateral that will secure the loan. Loan approvals are granted in accordance with the Bank’s lending authority policy, which establishes approval authority based on individual loan size and total relationship exposure. The loan committee provides its recommendation for each credit request; however, final approval authority resides with designated officers in accordance with the applicable lending authority limits. Any loan request or increase in relationship exposure that exceeds an individual officer’s delegated lending authority must receive approval at the appropriate higher level, up to and including joint approval by the Chief Executive Officer and the President/Chief Operating Officer, as required under the lending authority policy.

The following table shows our total portfolio loans and loans held for sale originated and repaid during the periods indicated.

	Year Ended December 31,
	2025	2024
	(In Thousands)
Loan balance, beginning of period:	$598,274	$654,149
Loan originations:
One-to-four family residential owner occupied (1)	132,092	141,675
One-to-four family residential non-owner occupied	890	1,457
Multi-family residential	3,340	5,657
Commercial real estate (2)	110,254	83,929
Construction	19,691	11,409
Home equity	951	972
Commercial business (3)	91,805	77,812
Other consumer	-	-
Total loan originations	359,023	322,911
Loans sold	(187,192)	(203,088)
Loan principal repayments	(162,949)	(168,126)
Total loans sold and principal repayments	(350,141)	(371,214)
Decreases due to other items, net (4)	(5,502)	(6,872)
Net increase (decrease) in loan portfolio	$3,380	$(55,175)
Loan balance, end of period:	$601,654	$598,974

____________________

(1)	Includes $112.3 million and $134.3 million of loans originated for sale in 2025 and 2024, respectively.
(2)	Includes $52.0 million of commercial real estate loans and $51.6 million of equipment loans originated for sale in 2025 and 2024, respectively.
(3)	Includes $14.7 million and $13.9 million of SBA loans originated for sale in 2025 and 2024 respectively.
(4)	Other items consist of deferred fees and the allowance for credit losses.

Although Pennsylvania laws and regulations permit savings banks to originate loans secured by real estate located throughout the United States, Quaint Oak Bank concentrates its lending activity in its primary market area in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2025, before giving effect to net items, and excluding loans held for sale. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
	(In Thousands)
Amounts due in:
One year or less	$-	$5,452	$4,144	$56,767	$2,300	$-	$15,601	$84,264
After one year through three years	-	10,313	8,432	89,463	5,832	107	42,990	157,137
After three years through five years	-	4,816	9,655	90,100	3,351	772	26,968	135,662
After five years through 15 years	808	7,884	17,255	65,787	10,729	4,001	10,792	117,256
After 15 years	40,819	405	1,286	7,628	1,249	494	-	51,881
Total	$41,627	$28,870	$40,772	$309,745	$23,461	$5,374	$96,351	$546,200

The following table shows the dollar amount of our loans at December 31, 2025 due after December 31, 2026 as shown in the preceding table, which have fixed interest rates, or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)
One-to-four family residential owner occupied	$2,310	$39,317	$41,627
One-to-four family residential non-owner occupied	14,455	8,963	23,418
Multi-family residential	19,011	17,617	36,628
Commercial real estate	149,102	103,876	252,978
Construction	-	21,161	21,161
Home equity	1,151	4,223	5,374
Commercial business and other consumer	60,804	19,946	80,750
Total	$246,833	$215,103	$461,936

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

One-to-Four Family Residential Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family owner occupied residential loans to be held in our loan portfolio. However, the Bank did originate $20.5 million of adjustable rate mortgages in 2025 which are held in the loan portfolio. At December 31, 2025, $41.6 million, or 7.6%, of our total loan portfolio, before net items, consisted of one-to-four family owner occupied residential loans.

One-to-Four Family Residential Non-Owner Occupied Real Estate Loans. As part of our strategy of diversifying our loan portfolio with higher yielding and shorter-term loan products, Quaint Oak Bank does not actively market the origination of one-to-four family residential non-owner occupied real estate loans to be held in our loan portfolio. At December 31, 2025, $28.9 million, or 5.3%, of our total loan portfolio, before net items, consisted of one-to-four family residential non-owner occupied loans.

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

One-to-Four Family Residential Loans Originated for Sale. Quaint Oak Bank through its subsidiary, Quaint Oak Mortgage LLC, originates one-to-four family residential fixed and variable rate first mortgages with amortizing terms less than or equal to 30 years in accordance with secondary market standards. Loans originated by Quaint Oak Mortgage LLC are sold into the secondary market along with the loans’ servicing rights. For the year ended December 31, 2025, Quaint Oak Mortgage LLC originated $112.3 million of owner and non-owner occupied residential loans for sale and sold $113.8 million of these loans in the secondary market, realizing gains of $2.0 million. For the year ended December 31, 2024, Quaint Oak Mortgage LLC originated $134.3 million of owner and non-owner occupied residential loans for sale and sold $131.4 million of these loans in the secondary market, realizing gains of $1.9 million.

Multi-Family Residential Loans. Quaint Oak Bank originates loans for multi-unit (five or more) residential properties. These loans are offered with fixed and adjustable interest rates and amortizations not to exceed 25 years. Generally, the loan-to-value ratio does not exceed 75%. These loans are underwritten with the same criteria and procedures as commercial real estate loans. At December 31, 2025, $40.8 million, or 7.5%, of our total loan portfolio, before net items, consisted of multi-family residential loans.

Commercial Real Estate Loans. A significant part of Quaint Oak Bank’s lending activity is the origination of loans secured by commercial real estate. Commercial real estate loans are originated by Quaint Oak Bank and its subsidiary, Oakmont Commercial. At December 31, 2025, $309.7 million, or 56.7% of our total loan portfolio, before net items, consisted of commercial real estate loans. Although commercial real estate loans are generally considered to have greater credit risk than other certain types of loans, we intend to continue to originate such loans in our market area. At December 31, 2025, approximately 62.0% of total commercial real estate loans were owner occupied. At December 31, 2025, management identified $50.3 million of commercial real estate loans and $6.1 million of SBA loans within the loan portfolio and transferred these loans to loans held for sale at amortized cost which was less than fair value.

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

Construction Loans. Our construction loans are generally originated for the purpose of building or providing funds for leasehold improvements to a business’s primary place of operation. On occasion the Bank may provide funds for building or renovating a single-family residential home. Generally, we do not make construction loans for speculative development. Funds are advanced incrementally as work is completed. The borrower is required to make monthly interest payments. When the construction is finished, the amount of the outstanding loan is generally less than 70% of the completed value of the property. Quaint Oak Bank is paid in full when the borrower seeks permanent financing or the property is sold. At December 31, 2025, $23.5 million, or 4.3% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of construction loans.

Home Equity Loans. Quaint Oak Bank is authorized to originate loans for a wide variety of personal or consumer purposes, however, the Bank made a business decision to sunset the product offering on September 30, 2024, due to low loan volume. Historically, Quaint Oak Bank originated home equity lines of credit in order to accommodate its customers and due to the short-term nature of the loan product when compared to residential mortgage loans. At December 31, 2025, $5.4 million, or 1.0% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of home equity loans.

Commercial Business Loans. Quaint Oak Bank originates loans to businesses for working capital, purchase of a business, tenant improvements, receivables, purchase of inventory, and for the purchase of business essential equipment. Business essential equipment is equipment necessary for a business to support or assist with the day-to-day operation or profitability of the business. At December 31, 2025, $96.3 million, or 17.6% of Quaint Oak Bank’s total loan portfolio, before net items, consisted of commercial business loans.

Other Consumer Loans. Quaint Oak Bank originates loans secured by savings accounts in order to accommodate its existing customers. At December 31, 2025, $33,000 of Quaint Oak Bank’s total loan portfolio, before net items, consisted of other consumer loans.

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

Asset Quality

General. Quaint Oak Bank’s collection procedures provide that when a loan is 17 days past due, the Bank’s collection specialist contacts the borrower to determine the reason for the delinquency and to work out a possible solution. Late charges will be assessed based on the number of days specified in the note beyond the due date. The Board of Directors is notified of all delinquencies 30 days past due. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Quaint Oak Bank discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect. There were $5.8 million and $5.6 million of non-accrual loans at December 31, 2025 and 2024, respectively.

Real estate and other assets acquired by Quaint Oak Bank as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. The Company had one property in OREO with a fair value of $360,000 at December 31, 2025. The Company had no OREO at December 31, 2024.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of December 31, 2025.

	December 31, 2025
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	-	$-	2	$954
One-to-four family residential-non-owner occupied	3	189	-	-
Multi-family residential	1	1,660	-	-
Commercial real estate	10	8,653	14	3,570
Construction	1	97	-	-
Home equity	1	25	-	-
Commercial business	26	1,705	15	2,816
Total delinquent loans	42	$12,329	31	$7,340
Delinquent loans to total net loans		2.28%		1.36%
Delinquent loans to total loans		2.25%		1.34%

The following table shows the delinquencies in our loan portfolio as of December 31, 2024.

	December 31, 2024
	30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One-to-four family residential-owner occupied	2	$209	2	$694
One-to-four family residential-non-owner occupied	7	569	-	-
Multi-family residential	1	85	-	-
Commercial real estate	18	10,063	6	1,686
Construction	2	4,528	-	-
Home equity	1	35	-	-
Commercial business	5	873	14	3,941
Total delinquent loans	36	$16,362	22	$6,321
Delinquent loans to total net loans		3.06%		1.18%
Delinquent loans to total loans		3.02%		1.17%

Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned) at the dates indicated.

	December 31,
	2025	2024
	(Dollars in Thousands)
Total non-accruing loans	$5,834	$5,595
Total accruing loans 90 days or more past due	1,506	726
Total non-performing loans (1)	7,340	6,321
Other real estate owned, net	360	-
Total non-performing assets	7,700	6,321
Total non-performing assets as a percentage of loans, net	1.42%	1.18%
Total non-performing assets as a percentage of total assets	1.14%	0.92%

__________________

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

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

Allowance for Credit Losses. At December 31, 2025, Quaint Oak Bank’s allowance for credit losses amounted to $6.2 million. The Company adopted uses the weighted average maturity method (WARM) for all financial assets measured at amortized cost, net of investments in leases and off balance sheet credit exposures.

The following table shows changes in our allowance for credit losses during the periods presented.

	December 31,
	2025	2024
	(Dollars in Thousands)
Total loans outstanding at end of period, net	$540,698	$534,693

Average loans outstanding (1)	$597,184	$621,015

Allowance for credit losses, beginning of period	$6,476	$6,758
Provision for credit losses	1,196	1,506

Net charge-offs:
Construction	-	(187)
Commercial real estate	(41)	-
Commercial business	(1,566)	(1,611)
Total charge-offs	(1,607)	(1,798)
Recoveries on loans previously charged-off	101	10
Allowance for credit losses, end of period	$6,166	$6,476

Non-accrual loans	$5,834	$5,595
Allowance for credit losses as a percent of non-performing loans	84.01%	102.45%
Allowance for credit losses as a percent of total loans receivable	1.13%	1.20%
Non-performing loans as a percent of total loans receivable, net	1.36%	1.18%
Ratio of net charge-offs during the period to average loans outstanding during the period:
Construction	0.01%	0.03%
Commercial business	0.26%	0.26%
Total charge-offs	0.27%	0.29%
Non-accrual loans to total loans outstanding, net	1.08%	1.05%
Allowance for credit losses to non-accrual loans	105.7%	115.7%

____________________

(1)	Excludes loans held for sale.

The following table shows how our allowance for credit losses is allocated by loan class at each of the dates indicated.

	December 31,
	2025		2024
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential owner occupied	$299	4.8%	$177	2.7%
One-to-four family residential non-owner occupied	149	2.4	178	2.7
Multi-family residential	298	4.8	442	6.8
Commercial real estate	2,422	39.3	2,337	36.1
Construction	540	8.8	156	2.4
Home equity	48	0.8	56	0.9
Commercial business and other consumer	2,410	39.1	3,130	48.4
Total	$6,166	100.0%	$6,476	100.0%

Investment Activities

General. We invest in securities pursuant to our investment policy, which has been approved by our Board of Directors. Our investment policy is reviewed annually by our Asset-Liability Committee (ALCO). All policy changes recommended by ALCO must be approved by the Board of Directors. ALCO is authorized by the Board to make investments consistent with the investment policy. While general investment strategies are developed and authorized by ALCO, the execution of specific actions rests with the Chief Financial Officer and the Chief Executive Officer.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

Our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon our needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2025, we had $882,000 of securities classified as available for sale and no securities classified as held to maturity or trading.

The Company also invests excess liquidity in interest-earning time deposits with other banks, laddering the maturities. As of December 31, 2025, the Company held $912,000 in interest-earning time deposits.

Federal Home Loan Bank (FHLB) stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity-based stock that is directly proportional to the volume of advances taken by a member institution. The FHLB will repurchase capital stock at $1.00 per share from Quaint Oak Bank. The FHLB has paid dividends on the capital stock in each quarter of 2025 and 2024.

The following table sets forth our investment portfolio at carrying value as of the dates indicated.

	December 31,
	2025	2024
	(In Thousands)
Interest-earning time deposits with other financial institutions	$912	$912
Mortgage-backed securities:
Government National Mortgage Association	848	1,630
Federal National Mortgage Association	34	36
Investment in FHLB stock	291	2,214
Total	$2,085	$4,792

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2025. The weighted average yield is calculated by dividing income within each contractual maturity range by the outstanding amount of the related investment.

	Amounts at December 31, 2025 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Interest-earning time deposits with other financial institutions	$-	-%	$912	5.70%	$-	-%	$-	-%
Mortgage-backed securities:
Government National Mortgage Association	-	-	-	-	-	-	848	4.72
Federal National Mortgage Association	-	-	-	-	-	-%	34	6.05
Total	$-	-%	$912	5.70%	$-	-%	$882	4.77%

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

Deposits. Deposits are attracted by Quaint Oak Bank principally from Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract deposits from outside our market area and the Commonwealth of Pennsylvania. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit, and the interest rate. Quaint Oak Bank offers a variety of deposit accounts with a range of rates and terms. Our deposit accounts consist of certificates of deposit, money market and other savings products, including interest-bearing business checking accounts, and non-interest bearing business and consumer checking accounts. Quaint Oak Bank generally does not actively solicit deposits from outside the Commonwealth of Pennsylvania or pay fees to brokers to solicit deposits; however, the Bank utilizes wholesale deposits obtained through third‑party listing and certificate of deposit placement services and other third‑party relationships and has correspondent banking relationships with three international banking entities chartered in Puerto Rico for non-interest and interest bearing checking accounts. At December 31, 2025, Quaint Oak Bank managed an aggregate of $4.4 million of deposits for the international banking entities. At December 31, 2025, approximately 42.0% of Quaint Oak Bank’s total deposits were held by customers outside the Commonwealth of Pennsylvania.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2025		2024
	Amount	%	Amount		%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$3,002	0.5%	$6,936		1.3%
1.00% - 1.99%	1,082	0.2	6,262		1.1
2.00% - 2.99%	1,938	0.3	5,559		1.0
3.00% - 3.99%	115,366	19.3	34,878		6.3
4.00% - 4.99%	233,330	39.1	218,101		39.4
5.00% - 5.99%	-	-	11,154		2.0
Total certificate accounts	354,718	59.4	282,890		51.1
Transaction accounts:
Interest bearing checking accounts (1)	105,713	17.7	47,802		8.6
Non-interest bearing checking accounts	65,665	11.0	59,783		10.9
Savings accounts	699	0.1	492		0.0
Money market accounts	70,483	11.8	162,285	(2)	29.4
Total transaction accounts	242,560	40.6	270,362		48.9
Total deposits	$597,278	100.0%	$553,252		100.0%

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately $35.0 million, or 5.9% of total deposits at December 31, 2025, and had a separate major interest bearing checking account deposit customer that accounted for approximately $47.8 million, or 8.6% of total deposits at December 31, 2024.

(2)

The Company has identified one major money market deposit customer, a separate customer than the interest bearing checking account deposit customer referred to above in footnote (1), that accounted for approximately 18.1% of total deposits at December 31, 2024. At December 31, 2024, the combined outstanding balances of the major deposit customer’s money market accounts totaled approximately $100.0 million.

Uninsured deposits as of December 31, 2025 and 2024 are estimated based on regulatory reporting requirements to be $244.3 million and $156.3 million, respectively.

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	2025			2024
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings accounts	$632	$1	0.16%	$730	$1	0.20%
Money market accounts	128,977	4,330	3.36	210,977	9,372	4.44
Business checking accounts	54,280	1,271	2.34	93,328	4,200	4.50
Certificates of deposit	316,026	13,364	4.23	230,499	9,568	4.15
Total interest-bearing deposits	$499,915	$18,966	3.79%	$535,534	$23,141	4.32%
Non-interest bearing deposits	$40,795	$-	-%	$81,436	$-	-%
Total deposits	$540,710	$18,966	3.79%	$616,970	$23,141	4.32%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2025.

	Balance at December 31, 2025 Maturing in the Twelve Months Ending December 31,
Certificates of Deposit	2026	2027	2028	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$2,773	$229	$-	$-	$3,002
1.00% - 1.99%	273	809	-	-	1,082
2.00% - 2.99%	1,196	742	-	-	1,938
3.00% - 3.99%	71,186	28,975	5,197	10,008	115,366
4.00% - 4.99%	169,949	20,201	34,349	8,831	233,330
Total certificate accounts	$245,377	$50,956	$39,546	$18,839	$354,718

The following table shows the maturities of our certificates of deposit of more than $250,000 at December 31, 2025 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
3 months or less	$14,759	4.10%
3 to 6 months	11,860	4.12
6 to 12 months	33,344	3.92
After 12 months	15,080	3.99
Total certificates of deposit with balances of more than $250,000	$75,043	4.00%

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

As of December 31, 2025, Quaint Oak Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $269.3 million. Quaint Oak Bank’s Federal Home Loan Bank advances outstanding were none and $47.9 million at December 31, 2025 and 2024, respectively. As of December 31, 2025, Quaint Oak Bank has $24.2 million in borrowing capacity with the Federal Reserve Bank (FRB) of Philadelphia under the discount window program. There were no borrowings with the FRB as of December 31, 2025 or 2024.

Federal Home Loan Bank borrowings and the weighted interest rate consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
Fixed rate borrowings maturing:	Amount	Weighted Interest Rate	Amount	Weighted Interest Rate
2025	$-	-%	$47,855	4.50%

Total Employees

There were 134 full-time employees at Quaint Oak Bancorp and its subsidiary companies at December 31, 2025. None of these employees are represented by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Market Area

As of December 31, 2025, our primary market area for loans and deposits is in Bucks, Montgomery and Philadelphia Counties, Pennsylvania, and the Lehigh Valley area of Pennsylvania, although we also attract loans and deposits from outside our market area and the Commonwealth of Pennsylvania. Our operating strategy is based on strong personal service and operating efficiency.

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

Competition

Quaint Oak Bank faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Quaint Oak Bank faces significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. Also, given Quaint Oak Bank’s operating strategies and reliance on savings accounts and certificates of deposit, Quaint Oak Bank also faces intense competition from money market mutual funds and national savings products. Quaint Oak Bank does not rely upon any individual group or entity for a material portion of its deposits, with the exception of deposits obtained through third-party listing and certificate of deposit placement services and other third-party relationships. The ability of Quaint Oak Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

If a savings and loan holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of December 31, 2025 Quaint Oak Bancorp was not engaged in any non-conforming activities and it did not have any non-conforming investments.

Qualified Thrift Lender Test. For Quaint Oak Bancorp to be regulated by the Federal Reserve Board as a savings and loan holding company rather than as a bank holding company, Quaint Oak Bank must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2025, Quaint Oak Bank maintained approximately 84.3% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Quaint Oak Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require extensions of credit to insiders:

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

In addition, extensions of credit in excess of certain limits must be approved by Quaint Oak Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved. At December 31, 2025, Quaint Oak Bank was in compliance with the above restrictions.

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

At December 31, 2025, Quaint Oak Bank’s capital exceeded all applicable capital requirements. See Note 19 to the notes to our financial statements included in Exhibit 13.0 hereto.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, senior debt and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

On November 25, 2025, the federal banking agencies, including the Federal Deposit Insurance Corporation, proposed a lower CBLR requirement of 8%. Community Banks that fail to meet the qualifying criteria after opting into the CBLR framework would have four reporting periods to meet the qualifying criteria again, provided they maintain a leverage ratio above 7% and have not used the grace period for more than eight of the prior 20 quarters. The federal banking agencies also proposed removing the provisions under the CBLR framework that provided temporary relief for qualifying community banks during the COVID-19 outbreak.

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

Pennsylvania Department of Banking and Securities Capital Requirements. Quaint Oak Bank is also subject to more stringent Pennsylvania Department of Banking and Securities capital guidelines. Although not adopted in regulation form, the Pennsylvania Department of Banking and Securities utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the Federal Deposit Insurance Corporation. At December 31, 2025, Quaint Oak Bank’s tier 1 leverage ratio and total risk-based capital were well-capitalized.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk- Based Capital	Tier 1 Risk- Based Capital	Tier 1 Common Equity Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At December 31, 2025, Quaint Oak Bank was deemed a well-capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Brokered Deposits. A brokered deposit is any deposit obtained through the mediation or assistance of a deposit broker, who typically attracts deposits from individuals and companies seeking the highest interest rates. Federal Deposit Insurance Corporation regulations limit the ability of insured depository institutions, such as Quaint Oak Bank, to accept, renew, or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework, or is adequately capitalized with an FDIC waiver. Institutions that are less than well-capitalized face restrictions on the interest rates they may pay on deposits, and brokered deposits may carry higher deposit insurance assessments.

Under the Economic Growth Act, certain reciprocal deposits—up to the lesser of $5 billion or 20% of an institution’s deposits—are excluded from the definition of brokered deposits if the institution is well-capitalized and has a composite rating of 1 or 2 (or is adequately capitalized with an FDIC waiver).

In 2021, the FDIC clarified and modernized its brokered deposit regulations by establishing clear standards for determining whether an entity qualifies as a deposit broker, identifying business relationships that automatically qualify for the “primary purpose exception,” creating a transparent application process for entities seeking that exception, and confirming that third parties with exclusive deposit-placement arrangements with one institution are not considered deposit brokers.

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

In addition, Quaint Oak Bancorp has agreed not to declare or pay dividends or engage in share repurchases or to make any other capital distributions or payments due on subordinated debentures without the prior written approval of the Federal Reserve Bank.

Commercial Real Estate Lending Concentration Guidance. Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk in its commercial real estate portfolio. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. At December 31, 2025, the balance of these real estate loans represented 591.9% of Quaint Oak Bank’s total capital and our commercial real estate loan portfolio. Institutions, which are deemed to have concentrations in commercial real estate lending, are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios and may be required to hold higher levels of capital. See “We have a high concentration of commercial real estate loans, which involve credit risks that could adversely affect our financial condition and results of operations” in Item 1A. Risk Factors below.

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

In addition, the Securities and Exchange Commission adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on the new Item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. An Item 1.05 Form 8-K will generally be due four business days after a registrant determines that a cybersecurity incident is material. See Item 1C. Cybersecurity for annual disclosures.

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

In May 2025, the Bank entered into substantially identical Consent Orders (the “Orders”) with the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities that became effective immediately and relate primarily to the Bank’s Bank Secrecy Act compliance program. Although the Bank consented to the issuance of the Orders, it neither admitted nor denied any charges of unsafe or unsound banking practices or violations of law or regulations. The Orders do not impose restrictions on the Bank’s activities or include fines or penalties.

The Orders arose from an on-site examination that commenced on February 20, 2024 and were based on the Bank’s financial condition as of and for the year ended December 31, 2023. The Orders identify areas for improvement in the Bank’s anti-money laundering and countering the financing of terrorism (“AML/CFT”) program and require the Bank’s Board of Directors to enhance oversight and monitoring of Bank Secrecy Act compliance. Among other requirements, the Bank must develop and implement policies and procedures relating to third-party risk management, AML/CFT controls, independent testing, suspicious activity review, Office of Foreign Assets Control compliance, and related training.

The Bank has undertaken a number of actions to address the requirements of the Orders, including establishing a Financial Crime Management Department and appointing a new Vice President, Financial Crimes; enhancing its AML/CFT policies and procedures; increasing AML/CFT staffing through new hires and specialized consultants; strengthening training, third-party risk management, and independent audit processes; and enhancing Board and senior management oversight of the AML/CFT program. The Bank is committed to complying with the Orders within the prescribed timeframes and believes it has made significant progress in addressing the identified matters.

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

As a member, Quaint Oak Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At December 31, 2025, Quaint Oak Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking and Securities. At December 31, 2025, Quaint Oak Bank was in compliance with these reserve requirements.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if a savings bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should a savings bank make certain non-dividend distributions or cease to maintain a savings bank charter. At December 31, 2025, Quaint Oak Bank did not have federal pre-1988 reserves subject to recapture.

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

Other Matters. The Company is no longer subject to examination by taxing authorities for the years before January 1, 2022.

State and Local Taxation

Pennsylvania Taxation. Quaint Oak Bancorp is subject to the Pennsylvania Corporate Net Income Tax. The Corporation Net Income Tax rate for 2025 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.

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

Liquidity is essential to the Company’s business. The Company’s primary funding source is consumer deposits, a substantial portion of which consist of certificates of deposit. As of December 31, 2025, approximately 61.3% of our total deposits were comprised of certificates of deposit. As noted above, the Company has identified one major interest-bearing checking account deposit customer that accounted for approximately 5.9% of total deposits at December 31, 2025. The outstanding balances of the major deposit customer totaled approximately $35.0 million at December 31, 2025. The amount of uninsured deposits (deposits greater than $250,000) was approximately $244.3 million, or 40.9% of total deposits at December 31, 2025. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. If the Bank is less than well capitalized, the Federal Deposit Insurance Act restricts the Bank from accepting brokered deposits absent a waiver from the FDIC. The replacement of these deposits with other sources of funding, such as borrowings, could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and the Federal Reserve Bank of Philadelphia. As of December 31, 2025, we had $269.3 million in borrowing capacity from the FHLB and $24.2 million in borrowing capacity with the Federal Reserve Bank of Philadelphia.

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

As of December 31, 2025, approximately $354.7 million of total deposits consisted of certificates of deposit, approximately $245.4 million of which, or approximately 41.1% of our total deposits, are due to mature within one year. Certificates of deposit obtained through a national listing service totaled $62.3 million, or approximately 17.6% of our certificates of deposit at December 31, 2025. These customers and in particular, those in the listing service, are interest-rate conscious and may be willing to move funds into higher-yielding investment alternatives. Historically, a majority of our certificates of deposit are renewed upon maturity as long as we pay competitive interest rates. Our ability to attract and maintain deposits, as well as our cost of funds, has been, and will continue to be significantly affected by financial markets and general economic conditions. Given recent economic challenges, if we have to increase interest rates paid to retain deposits, our earnings may be adversely affected.

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

The Bank must meet regulatory capital requirements and maintain sufficient liquidity, and its regulators may modify and adjust such requirements in the future. Pursuant to FDIC regulations, all state nonmember banks, such as the Bank, must maintain certain minimum capital ratios to be deemed adequately capitalized (common equity Tier 1 capital of at least 4.5%, Tier 1 risk-weighted capital of at least 6.0%, total risk-weighted capital of at least 8.0%, and Tier 1 leverage ratio of at least 4.0%). Notwithstanding the minimum requirements, all FDIC-supervised institutions are required to maintain capital commensurate with the level and nature of all risks to which they are exposed. As of December 31, 2025, the Bank’s common equity Tier 1 capital ratio was 12.36%, its Tier 1 risk-weighted capital ratio was 12.36%, its total risk-weighted capital ratio was 13.55% and its Tier 1 leverage ratio was 10.26% and it was deemed to be “well-capitalized.”

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

We provide correspondent banking services to our international correspondent bank partners, which may include facilitating U.S. dollar payments and providing other financial services infrastructure. Recently, federal bank regulators have increasingly focused on the risks related to international correspondent banking partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. We could be subject to additional regulatory scrutiny with respect to our correspondent banking business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The inflationary outlook in the United States remains uncertain. The consumer price index increased 2.7% for the twelve (12) months ended December 31, 2025. While this is a significant reduction to the rate of inflation experienced in the past year, it is still above the FRB’s targeted rate. The risks to our business from inflation depend on the durability of the inflationary pressures in our markets. Although the FRB has reduced the federal fund rate three times in 2025, no assurance can be given that it will continue to do so. The resurgence of elevated levels of inflation could lead the FRB to cease reducing its benchmark rate or potentially starting to increase it again which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. Elevated interest rates may be needed to tame inflationary price pressures, which could also push down asset prices, including collateral values, and weaken economic activity.

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

At December 31, 2025, the Bank’s nonperforming loans represented approximately 1.36% of our total loans. However, the economic outlook in the United States continues to remain uncertain. The Bank’s level of nonperforming assets could increase if industry or economic conditions deteriorate. Nonperforming asset levels could also increase due to a change in lending strategy, underwriting errors, a deterioration in our ability to effectively collect our loans, or due to other factors. Going forward, as the amount of nonperforming assets, classified assets, and special mention assets increase, the Bank’s losses, and the costs and expenses to maintain collateral likewise may increase as well. Any additional increase in losses related to such assets may have material adverse effects on the Bank’s business, financial condition, and results of operations.

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

Like all financial institutions, we maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that we believe is appropriate to provide for lifetime expected credit losses on loans in our loan portfolio. The allowance is evaluated on a regular basis by management. Management’s determination of the adequacy of the allowance for credit losses is based on the assessment of the expected credit losses on loans over the expected life of the loans (using the weighted average maturity method). Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. At December 31, 2025, the ratio of the allowance for credit losses to total loans and total nonperforming loans were 1.13% and 84.01%, respectively.

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

At December 31, 2025, commercial real estate loans totaled $309.7 million, or 56.7% of our total loan portfolio. Commercial real estate loans consisted of $200.6 million, or 64.8%, of owner occupied loans and $109.1 million or 35.2% of non-owner occupied loans at December 31, 2025. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As our commercial real estate loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

Our concentration of real estate loans in a limited market area exposes us to lending risks.

At December 31, 2025, approximately $449.8 million, or 82.4%, of our total loan portfolio, was secured by real estate, most of which is located in our primary lending market area of Bucks, Montgomery and Philadelphia counties and the Lehigh Valley area of Pennsylvania and surrounding areas. Future declines in the real estate values in our primary lending market and surrounding markets could significantly impair the value of the particular real estate collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2025, our total commercial investor real estate loans, including loans secured by apartment buildings, commercial real estate, and construction and land loans represented 235.9% of the Bank’s total risk-based capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide institutions in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. Management has established a commercial real estate lending framework to monitor specific exposures and limits by types within the commercial real estate portfolio and takes appropriate actions, as necessary. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, the FDIC, the Bank’s primary federal regulator, could require us to implement additional policies and procedures pursuant to their interpretation of the guidance that may result in additional costs to us. In addition, if the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

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

As of December 31, 2025, the Bank’s total risk-based capital ratio was 13.55%, and the Bank was therefore considered “well-capitalized” under the regulatory framework for prompt corrective action. However, the FDIC and the Pennsylvania Department have the authority to classify any bank as not “well- capitalized” based on unsafe and unsound practices discovered during an examination. If additional regulatory restrictions were imposed as a result of such reclassification, they could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

As of December 31, 2025, the Company’s double leverage ratio was 128.4%. The double leverage ratio reflects the extent to which equity in subsidiaries is financed by debt at the savings and loan holding company level and is calculated by dividing the Company’s equity investments in its subsidiaries by the Company’s equity. The FRB uses the double leverage ratio as an indicator of a savings and loan holding company’s exposure to risk related to high levels of debt. The FRB may take supervisory action to require the Company to reduce its debt, and therefore its double leverage ratio, if it believes the Company is unable to manage such risk.

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

Item 2. Properties.

The following table provides certain information as of December 31, 2025 with respect to our main office located in Southampton, Pennsylvania, our regional offices located in Allentown and Philadelphia, Pennsylvania, mortgage banking, insurance agency and title abstract property in Allentown, Pennsylvania, and a mortgage loan production office in Philadelphia.

Description/Address	Leased/Owned	Date of Lease Expiration		Net Book Value of Property	Amount of Deposits
				(In Thousands)
501-503 Knowles Avenue Southampton, Pennsylvania 18966	Leased	02/28/2031	(1)	$67	$444,880
1710 Union Boulevard Allentown, Pennsylvania 18019	Leased	11/30/2039		-	130,638
117-21 Spring Garden Street (Suite A) Philadelphia, Pennsylvania 19123	Leased	2/28/2040		52	37,665
100 Spring Garden Street Philadelphia, Pennsylvania 19123	Leased	8/31/2038	(2)	-	Not applicable

_________________

(1)	Such lease has a five year renewal option which would commence on March 1, 2031 and end on February 28, 2036.
(2)	Such lease has a five year renewal option which would commence on September 1, 2039 and end on August 31, 2044.

Item 3. Legal Proceedings.

Quaint Oak Bancorp is not involved in any legal proceedings except nonmaterial litigation incidental to the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Quaint Oak Bancorp’s common shares are quoted on the OTCQB, the OTC market tier for companies that report to the SEC or a U.S. banking or insurance regulator, under the symbol “QNTO.” As of March 23, 2026 Quaint Oak Bancorp had 2,640,997common shares outstanding held of record by 139 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street” name through brokerage firms or others.

(b)	Not applicable.

(c)	Purchases of Equity Securities

Quaint Oak Bancorp’s repurchases of its common stock during the quarter ended December 31, 2025, including stock for stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 – October 31, 2025	-	$-	-	24,375
November 1, 2025 – November 30, 2025	-	-	-	24,375
December 1, 2025 – December 31, 2025	-	-	-	24,375
Total	-	$-	-	24,375

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

Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 19 to 66 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

(a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Based on their evaluation of Quaint Oak Bancorp’s disclosure controls and procedures, Quaint Oak Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by Quaint Oak Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Quaint Oak Bancorp’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Quaint Oak Bancorp’s internal control over financial reporting was effective as of December 31, 2025. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

(c) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as such term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers,” "Insider Trading Policy" and “Beneficial Ownership of Common Stock by Certain Owners and Management – Delinquent Section 16(a) Reports” in Quaint Oak Bancorp’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2026 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission.

Quaint Oak Bancorp has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of Quaint Oak Bancorp and Quaint Oak Bank. A copy of the Code of Ethics is available on the Company’s website at www.quaintoak.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director Compensation,” "Practices Related to the Grant of Equity Awards" and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information. The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2018 and 2023 Stock Incentive Plans. Both of these plans were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	292,033	$15.03	-
Equity compensation plans not approved by security holders	-	-	-
Total	292,033	$15.03	-

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

Report of Independent Registered Public Accounting Firm (S.R. Snodgrass, P.C., Cranberry Township, Pennsylvania, PCAOB Firm ID 74)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Location
3.1	Articles of Incorporation of Quaint Oak Bancorp, Inc.	(1)
3.2	Amended and Restated Bylaws of Quaint Oak Bancorp, Inc.	(2)
4.1	Form of Stock Certificate of Quaint Oak Bancorp, Inc.	(1)
4.2	Form of Subordinated Note due December 31, 2028	(3)
4.5	Form of Senior Unsecured Note due 2028.	(4)
4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934	(5)
10.1	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and Robert T. Strong*	(6)
10.2	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and John J. Augustine*	(6)
10.3	Amended and Restated Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and William R. Gonzalez*	(6)
10.4	Employment Agreement among Quaint Oak Bancorp, Inc., Quaint Oak Bank and Aimee K. Ott*	(6)
10.5	Quaint Oak Bancorp, Inc. 2018 Stock Incentive Plan*	(7)
10.6	Form of Subordinated Note Purchase Agreement dated December 27, 2018	(3)
10.7	Quaint Oak Bancorp, Inc. 2023 Stock Incentive Plan	(8)
10.8	Form of Senior Unsecured Note Purchase Agreement dated February 21, 2025	(4)
13.0	Annual Report to Shareholders	Filed herewith
19.1	Insider Trading Policy	(9)
21.0	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of S.R. Snodgrass, P.C.	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)	Filed herewith

_______________________

*	Denotes management compensation plan or arrangement.
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on March 21, 2007, as amended, and declared effective on May 14, 2007 (File No. 333-141474).
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 12, 2026 (File No. 000-52694).
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on December 28, 2018 (File No. 000-52694).
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 21, 2025 (File No. 000-52694).
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the Commission on March 27, 2020 (File No. 000-52694).
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 19, 2025 (File No. 000-52694).
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

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 28, 2025 (File No. 000-52694).

.Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAINT OAK BANCORP, INC.

March 27, 2026	By:	/s/ Robert T. Strong
Robert T. Strong
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Robert T. Strong	Chief Executive Officer	March 27, 2026
Robert T. Strong	(Principal Executive Officer)

/s/ John J. Augustine	Executive Vice President and	March 27, 2026
John J. Augustine	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William R. Gonzalez	Director and President	March 27, 2026
William R. Gonzalez

/s/ Robert J. Phillips	Chairman	March 27, 2026
Robert J. Phillips

/s/ James J. Clarke	Director	March 27, 2026
James J. Clarke

/s/ Andrew E. DiPiero, Jr.	Director	March 27, 2026
Andrew E. DiPiero, Jr.

/s/ Kenneth R. Gant	Director	March 27, 2026
Kenneth R. Gant

/s/ Bora Ozkan	Director	March 27, 2026
Bora Ozkan

/s/ Susan M. Vettori	Director	March 27, 2026
Susan M. Vettori