Form 10-Q
period 2026-03-31
QUAINT OAK BANCORP, INC.
filed 2026-05-15
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2026, 2,643,271 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At March 31,	At December 31,
	2026	2025
Assets	(In thousands, except share and per share data)
Due from banks, non-interest-bearing	$3,083	$1,978
Due from banks, interest-bearing	41,585	51,569
Cash and cash equivalents	44,668	53,547
Investment in interest-earning time deposits	912	912
Investment securities available for sale	728	882
Loans held for sale	51,862	60,956
Loans receivable, net of allowance for credit losses (2026 $6,207; 2025 $6,166)	526,445	540,698
Accrued interest receivable	3,784	3,789
Investment in Federal Home Loan Bank stock, at cost	291	291
Bank-owned life insurance	4,609	4,575
Premises and equipment, net	1,479	1,540
Goodwill	515	515
Other intangible, net of accumulated amortization	16	28
Other real estate owned, net	360	360
Servicing assets	688	619
Prepaid expenses and other assets	6,862	7,141
Total Assets	$643,219	$675,853

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$61,035	$65,665
Interest-bearing	504,339	531,613
Total deposits	565,374	597,278
Senior debt, net of unamortized costs	9,663	9,619
Subordinated debt	8,000	8,000
Accrued interest payable	747	1,086
Advances from borrowers for taxes and insurance	2,212	2,643
Accrued expenses and other liabilities	4,723	4,898
Total Liabilities	590,719	623,524

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 issued as of both March 31, 2026 and December 31, 2025; 2,640,459 and 2,637,978 outstanding at March 31, 2026 and December 31, 2025, respectively	31	31
Additional paid-in capital	23,300	23,199
Treasury stock, at cost: 468,534 and 471,015 shares at March 31, 2026 and December 31, 2025, respectively	(3,520)	(3,530)
Accumulated other comprehensive income	2	3
Retained earnings	32,687	32,626
Total Stockholders' Equity	52,500	52,329
Total Liabilities and Stockholders’ Equity	$643,219	$675,853

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Interest and Dividend Income
Interest on loans, including fees	$9,617	$9,523
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	278	403
Total Interest and Dividend Income	9,895	9,926

Interest Expense
Interest on deposits	4,771	4,729
Interest on FHLB borrowings	-	484
Interest on FRB borrowings	-	1
Interest on senior debt	277	116
Interest on subordinated debt	154	452
Total Interest Expense	5,202	5,782
Net Interest Income	4,693	4,144
Provision for Credit Losses – Loans	71	326
Provision for Credit Losses – Unfunded Commitments	25	115
Total Provision for Credit Losses	96	441
Net Interest Income after Provision for Credit Losses	4,597	3,703

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	91	146
Insurance commissions	182	185
Other fees and services charges	(385)	32
Net loan servicing income	87	4
Income from bank-owned life insurance	33	30
Net gain on sale of loans	988	1,056
Gain on the sale of SBA loans	817	307
Total Non-Interest Income	1,813	1,760

Non-Interest Expense
Salaries and employee benefits	3,999	3,650
Directors' fees and expenses	68	65
Occupancy and equipment	430	431
Data processing	339	402
SaaS subscription expense	320	219
Professional fees	349	223
FDIC deposit insurance assessment	165	121
Advertising	91	99
Amortization of other intangible	12	12
Other	351	322
Total Non-Interest Expense	6,124	5,544
Income (Loss) Before Income Taxes	286	(81)
Income Taxes	120	2
Net Income (Loss)	$166	$(83)

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
Per Common Share Data:
Earnings per share, net – basic	$0.06	$(0.03)
Average shares outstanding – basic	2,639,014	2,626,967
Earnings per share, net – diluted	$0.06	$(0.03)
Average shares outstanding - diluted	2,656,601	2,626,967
Book value per share, end of period	$19.88	$19.89
Shares outstanding, end of period	2,640,459	2,627,397

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net Income (Loss)	$166	$(83)

Other Comprehensive (Loss) Income:
Unrealized (loss) gain on investment securities available-for-sale	(1)	1
Income tax effect	-	-
Other comprehensive (loss) income	(1)	1

Total Comprehensive Income (Loss)	$165	$(82)

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2025	2,637,978	$31	$23,199	$(3,530)	$3	$32,626	$52,329

Treasury stock purchase	(761)			(11)			(11)

Reissuance of treasury stock under 401(k) plan	742		5	5			10

Reissuance of treasury stock under incentive plan	2,500		17	16			33

Stock based compensation expense			79				79

Cash dividends declared ($0.04 per share)						(105)	(105)

Net income						166	166

Other comprehensive loss, net					(1)		(1)

BALANCE – MARCH 31, 2026	2,640,459	$31	$23,300	$(3,520)	$2	$32,687	$52,500

For the Three Months Ended March 31, 2025

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2024	2,626,535	$31	$22,976	$(3,588)	$-	$33,198	$52,617

Reissuance of treasury stock under 401(k) Plan	862		3	6			9

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(341)	(341)

Net loss						(83)	(83)

Other comprehensive income, net					1		1

BALANCE – MARCH 31, 2025	2,627,397	$31	$23,040	$(3,582)	$1	$32,774	$52,264

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Cash Flows from Operating Activities	(In Thousands)
Net income (loss)	$166	$(83)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	96	441
Depreciation expense	201	173
Amortization, net	119	73
Amortization of deferred loan fees and costs, net	35	15
Stock-based compensation expense	79	61
Net gain on sale of loans	(988)	(1,056)
Loans held for sale-originations	(44,106)	(33,683)
Loans held for sale-proceeds	52,391	48,075
Gain on the sale of SBA loans	(817)	(307)
Transfer of SBA loans to portfolio	1,797	-
Servicing assets	(69)	(38)
Increase in the cash surrender value of bank-owned life insurance	(34)	(30)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	5	(227)
Prepaid expenses and other assets	214	(323)
Accrued interest payable	(339)	(164)
Accrued expenses and other liabilities	(175)	(168)
Net Cash Provided by Operating Activities	8,575	12,759
Cash Flows from Investing Activities
Principal repayments of investment securities available for sale	154	209
Net decrease in loans receivable	14,940	8,170
Purchase of Federal Home Loan Bank stock	-	(3,486)
Redemption of Federal Home Loan Bank stock	-	2,800
Purchase of premises and equipment	(140)	(134)
Net Cash Provided by Investing Activities	14,954	7,559
Cash Flows from Financing Activities
Net decrease in demand deposits, money markets, and savings accounts	(26,427)	(64,680)
Net (decrease) increase in certificate accounts	(5,477)	19,010
Decrease in advances from borrowers for taxes and insurance	(431)	(1,078)
Net proceeds from Federal Home Loan Bank borrowings	-	17,145
Net repayments from subordinated debt	-	(14,000)
Net proceeds from senior debt	-	9,487
Dividends paid	(105)	(341)
Proceeds from the reissuance of treasury stock under 401(k) plan	10	9
Proceeds from the exercise of stock options	33	-
Acquisition of treasury stock	(11)	-
Net Cash Used in Financing Activities	$(32,408)	$(34,448)
Net Decrease in Cash and Cash Equivalents	(8,879)	(14,130)
Cash and Cash Equivalents – Beginning of Year	53,547	62,989
Cash and Cash Equivalents – End of Year	$44,668	$48,859

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$5,541	$5,946
Cash payments for income taxes	$-	$85
Transfer of loans held for investment to loans held for sale	$45,328	$-

See accompanying notes to the unaudited consolidated financial statements.

 Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At March 31, 2026, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2025 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2025 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2026 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Loan Servicing Rights. When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable loan servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Loan servicing rights are reported in servicing rights on the Consolidated Balance Sheets. Servicing rights are evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount. Significant inputs to the fair value of loan servicing rights include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. Impairment losses of $166,000 on loan servicing rights were recorded for the period ended March 31, 2026, and none for March 31, 2025.

Total loans serviced for the benefit of others amounted to $60.3 million and $32.1 million at March 31, 2026 and December 31, 2025, respectively, and are not included in the Consolidated Balance Sheets. Servicing fee income, which is reported on the Consolidated Statements of Operations as other non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is located in other fees and service charges. Net servicing fees totaled $111,000 and $20,000 for the periods ended March 31, 2026 and 2025, respectively.

Accounting Pronouncements Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

In  November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when ASC Topic 270 applies. The amendments in the ASU provide a list of specific interim disclosures that are required by generally accepted accounting principles (GAAP), which, together with the disclosure principle, represent the complete population of required disclosures in interim reporting periods. The intent of the disclosure principle is to help entities determine whether any disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements for public business entities for interim periods in fiscal years beginning after December 15, 2027, and all other entities in interim periods in fiscal years beginning after December 15, 2028. The Company is currently evaluating the impact of this new guidance on its financial statements.

Reclassifications. Certain items in the prior period consolidated financial statements have been reclassified to conform to the presentation in the current period consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements. The reclassifications had no effect on net income or stockholders’ equity.

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to be purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended  March 31, 2025, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the three months ended March 31, 2026, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$166,000	$(83,000)

Weighted average shares outstanding – basic	2,639,014	2,626,967
Effect of dilutive common stock equivalents	17,587	-
Adjusted weighted average shares outstanding – diluted	2,656,601	2,626,967
Basic earnings per share	$0.06	$(0.03)
Diluted earnings per share	$0.06	$(0.03)

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3 – Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2026 and 2025 (in thousands):

	Unrealized Gains (Losses) on Investment Securities Available for Sale (1)
	For the Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$3	$-
Other comprehensive (loss) income	(1)	1
Balance at the end of the period	$2	$1

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive income by component for the three months ended March 31, 2026 and 2025.

Note 4 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at March 31, 2026 and December 31, 2025 are summarized below (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$693	$1	$-	$694
Federal National Mortgage Association securities	33	1	-	34
Total available-for-sale-securities	$726	$2	$-	$728

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$846	$2	$-	$848
Federal National Mortgage Association securities	33	1	-	34
Total available-for-sale-securities	$879	$3	$-	$882

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 4 – Investment Securities Available for Sale (Continued)

The amortized cost and fair value of mortgage-backed securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$726	$728

There were no securities in a loss position at March 31, 2026 or December 31, 2025.

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of March 31, 2026.

There were no credit losses recognized during the three months ended March 31, 2026 and 2025. There were no sales during the three months ended March 31, 2026 and 2025.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate loans:
One-to-four family residential:
Owner occupied	$42,500	$41,627
Non-owner occupied	28,679	28,870
Total one-to-four family residential	71,179	70,497
Multi-family (five or more) residential	36,925	40,772
Commercial real estate	310,508	309,745
Construction	18,049	23,461
Home equity	4,945	5,374
Total real estate loans	441,606	449,849

Commercial business	90,434	96,318
Other consumer	31	33
Total Loans	532,071	546,200

Deferred loan costs, net	581	664
Allowance for credit losses	(6,207)	(6,166)
Net Loans	$526,445	$540,698

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2026 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$1,185	$18,965	$6,400	$4,408	$4,525	$6,063	$-	$41,546
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	265	-	299	390	-	954
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$1,185	$18,965	$6,665	$4,408	$4,824	$6,453	$-	$42,500
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

One-to-four family residential non-owner occupied
Risk rating
Pass	$-	$644	$1,249	$1,884	$4,267	$20,538	$-	$28,582
Special mention	-	-	-	-	-	97	-	97
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$-	$644	$1,249	$1,884	$4,267	$20,635	-	$28,679
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$-	$2,300	$901	$12,299	$9,750	$11,675	$-	$36,925
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$2,300	$901	$12,299	$9,750	$11,675	$-	$36,925
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$6,100	$38,403	$35,105	$39,519	$73,027	$101,451	$9,493	$303,098
Special mention	-	-	-	-	567	538	-	1,105
Substandard	-	-	1,224	1,394	1,096	2,416	175	6,305
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$6,100	$38,403	$36,329	$40,913	$74,690	$104,405	$9,668	$310,508
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk rating
Pass	$870	$12,507	$4,476	$196	$-	$-	$-	$18,049
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$870	$12,507	$4,476	$196	$-	$-	$-	$18,049
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc. Notes to Unaudited Consolidated Financial Statements Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$-	$-	$520	$-	$-	$230	$4,195	$4,945
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$-	$520	$-	$-	$230	$4,195	$4,945
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$3,789	$8,298	$4,785	$1,569	$23,936	$9,294	$20,097	$71,768
Special mention	-	-	-	303	281	1,634	-	2,218
Substandard	-	-	11,831	-	1,873	2,444	300	16,448
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$3,789	$8,298	$16,616	$1,872	$26,090	$13,372	$20,397	$90,434
Current period gross charge-offs	$-	$-	$42	$-	$7	$-	$-	$49

Other consumer
Risk rating
Pass	$-	$-	$-	$31	$-	$-	$-	$31
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$-	$31	$-	$-	$-	$31
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk rating
Pass	$11,944	$81,117	$53,436	$59,906	$115,505	$149,251	$33,785	$504,944
Special mention	-	-	-	303	848	2,269	-	3,420
Substandard	-	-	13,320	1,394	3,268	5,250	475	23,707
Doubtful	-	-	-	-	-	-	-	-
Total	$11,944	$81,117	$66,756	$61,603	$119,621	$156,770	$34,260	$532,071
Current period gross charge-offs	$-	$-	$42	$-	$7	$-	$-	$49

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of December 31, 2025 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$19,064	$6,685	$4,425	$4,566	$2,712	$3,486	$-	$40,938
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	299	-	390	-	689
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$19,064	$6,685	$4,425	$4,865	$2,712	$3,876	$-	$41,627
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

One-to-four family residential non- owner occupied
Risk rating
Pass	$640	$1,254	$1,891	$4,196	$11,555	$9,237	$-	$28,773
Special mention	-	-	-	-	-	97	-	97
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$640	$1,254	$1,891	$4,196	$11,555	$9,334	-	$28,870
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family residential
Risk rating
Pass	$-	$5,238	$905	$12,380	$10,072	$12,177	$-	$40,772
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$5,238	$905	$12,380	$10,072	$12,177	$-	$40,772
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate
Risk rating
Pass	$36,974	$34,206	$39,730	$74,031	$51,938	$57,390	$8,542	$302,811
Special mention	-	-	-	569	-	540	-	1,109
Substandard	-	551	1,227	1,230	263	2,379	175	5,825
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$36,974	$34,757	$40,957	$75,830	$52,201	$60,309	$8,717	$309,745
Current period gross charge-offs	$-	$41	$-	$-	$-	$-	$-	$41

Construction
Risk rating
Pass	$16,961	$6,301	$199	$-	$-	$-	$-	$23,461
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$16,961	$6,301	$199	$-	$-	$-	$-	$23,461
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$-	$522	$494	$107	$-	$134	$4,117	$5,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$522	$494	$107	$-	$134	$4,117	$5,374
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial business
Risk rating
Pass	$9,773	$3,725	$2,428	$26,784	$8,691	$2,161	$23,202	$76,764
Special mention	-	-	335	296	1,725	729	10	3,095
Substandard	-	11,729	-	1,890	2,130	410	300	16,459
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$9,773	$15,454	$2,763	$28,970	$12,546	$3,300	$23,512	$96,318
Current period gross charge-offs	$-	$798	$-	$733	$-	$35	$-	$1,566

Other consumer
Risk rating
Pass	$-	$-	$33	$-	$-	$-	$-	$33
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$33	$-	$-	$-	$-	$33
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$83,412	$57,931	$50,105	$122,064	$84,968	$84,585	$35,861	$518,926
Special mention	-	-	335	865	1,725	1,366	10	4,301
Substandard	-	12,280	1,227	3,419	2,393	3,179	475	22,973
Doubtful	-	-	-	-	-	-	-	-
Total	$83,412	$70,211	$51,667	$126,348	$89,086	$89,130	$36,346	$546,200
Current period gross charge-offs	$-	$839	$-	$733	$-	$35	$-	$1,607

The following tables present non-performing loans by classes of the loan portfolio as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Non-accrual loans			90 Days or More Past Due and Accruing(1)	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner-occupied	$-	$954	$954	$390	$1,344
Commercial real estate	534	3,617	4,151	-	4,151
Commercial business	966	3,009	3,975	388	4,363
Total	$1,500	$7,580	$9,080	$778	$9,858

________________________

(1)	These loans are well secured and in the process of collection.

As part of the discontinued operations of Oakmont Capital Holdings, LLC ("OCH"), the Bank retained approximately 60 commercial business loans totaling $4.4 million, which were classified as non-accrual. As of March 31, 2026, the value of these total $776,000, made up of approximately 23 loans.  The Bank continues to monitor these loans for collectability.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2025
	Non-accrual loans			90 Days or More Past Due and Accruing	Total Non-Performing
	With a Related Allowance	Without a Related Allowance	Total
One-to-four family residential owner occupied	$-	$689	$689	$266	$955
Commercial real estate	427	1,905	2,332	1,238	3,570
Commercial business	964	1,849	2,813	2	2,815
Total	$1,391	$4,443	$5,834	$1,506	$7,340

As part of the discontinued operations of OCH, the Bank retained approximately 60 loans totaling $4.4 million loans, which were classified as non-accrual. As of December 31, 2025, the value of these total $854,000, made up of approximately 24 loans. The Bank continues to monitor these loans for collectability.

For the three months ended March 31, 2026 and March 31, 2025 there was no interest income recognized on non-accrual loans on a cash basis. There was $324,000 of interest income foregone on non-accrual loans for the three months ended March 31, 2026, and $139,000 for the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties. As of March 31, 2025, there was one commercial business loan with an amortized cost of $34,000 which was granted a term extension resulting in a change in the maturity date, from August 2027 to February 2030 in addition to principal forgiveness of $2,000. This loan represented 0.01% of loans receivable, net.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three months ended March 31, 2026 (in thousands):

	March 31, 2026
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended March 31, 2026
Allowance for credit losses:
Beginning balance	$299	$149	$298	$2,422	$540	$48	$2,410	$6,166
Charge-offs	-	-	-	-	-	-	(49)	(49)
Recoveries	-	-	-	-	-	-	18	18
Provision	17	(3)	(37)	(156)	(214)	(11)	476	72
Ending balance	$316	$146	$261	$2,266	$326	$37	$2,855	$6,207

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months ended March 31, 2026, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the construction loan portfolio classes for the three months ended March 31, 2026,due primarily to changes in qualitative factors and quantitative factors in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three months ended March 31, 2026, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the three months ended March 31, 2026, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class.

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

The following tables present the collateral-dependent loans by portfolio segment and collateral type at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Real Estate	Business Assets	Total
One-to-four family residential owner occupied	$954	$-	$954
Commercial real estate	4,151	-	4,151
Commercial business	-	3,202	3,202
Total	$5,105	$3,202	$8,307

Quaint Oak Bancorp, Inc. Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2025
	Real Estate	Business Assets	Total
One-to-four family residential owner occupied	$689	$-	$689
Commercial real estate	2,332	-	2,332
Commercial business	-	2,036	2,036
Total	$3,021	$2,036	$5,057

The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$447	$1,344	$40,709	$42,500
One-to-four family residential non-owner occupied	227	-	28,452	28,679
Multi-family residential	1,660	-	35,265	36,925
Commercial real estate	5,377	4,151	300,980	310,508
Construction	1,215	-	16,834	18,049
Home equity	24	-	4,921	4,945
Commercial business	2,591	4,363	83,480	90,434
Other consumer	-	-	31	31
Total	$11,541	$9,858	$510,672	$532,071

	December 31, 2025
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$-	$954	$40,673	$41,627
One-to-four family residential non-owner occupied	189	-	28,681	28,870
Multi-family residential	1,660	-	39,112	40,772
Commercial real estate	8,653	3,570	297,522	309,745
Construction	97	-	23,364	23,461
Home equity	25	-	5,349	5,374
Commercial business	1,705	2,816	91,797	96,318
Other consumer	-	-	33	33
Total	$12,329	$7,340	$526,531	$546,200

For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

As of March 31, 2026, the Company has not initiated formal foreclosure proceedings on any one-to-four family residential owner occupied loans.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at March 31, 2026 and 2025 was $16,000, and $65,000, respectively, which is net of accumulated amortization of $469,000 and $420,000, respectively. Amortization expense for both the three months ended March 31, 2026 and 2025 amounted to approximately $12,000.

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	March 31, 2026	December 31, 2025
Non-interest bearing checking accounts	$61,036	$65,665
Interest bearing checking accounts(1)	81,046	105,713
Savings accounts	580	699
Money market accounts	73,471	70,483
Certificates of deposit	349,241	354,718
Total deposits	$565,374	$597,278

 ________________________

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately $35.1 million, or 6.2% of total deposits at March 31, 2026, and that accounted for approximately $35.0 million, or 5.9% of total deposits at December 31, 2025.

Note 8 – Borrowings

There were no Federal Home Loan Bank (“FHLB”) advances at March 31, 2026 and December 31, 2025.

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at March 31, 2026 are as follows (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net
6.5% subordinated notes, due December 31, 2028	$8,000	$-	$8,000
11.0% senior notes, due March 1, 2028	$9,750	$329	$9,421
11.0% senior notes, due March 1, 2028	$250	$8	$242

The balance of senior debt, net of unamortized debt issuance costs, was $9.7 million and $9.6 million at March 31, 2026, and December 31, 2025, respectively.

The balance of subordinated debt was $8.0 million at March 31, 2026 and December 31, 2025.

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

During the three months ended March 2026 and 2025, the Company did not make a discretionary contribution of shares to the ESOP and no expense was recognized.

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

As of March 31, 2026, a total of 38,000 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and no share awards were available for future grant under the 2023 Stock Incentive Plan and the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of March 31, 2026 and changes during the three months ended March 31, 2026 is as follows:

	March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	38,000	$15.42
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at the end of the period	38,000	$15.42

Compensation expense on the restricted stock awards is recognized ratably over the five-year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three months ended March 31, 2026, and March 31, 2025, the Company recognized approximately $47,000 and $41,000 of compensation expense, respectively. During the three months ended March 31, 2026, and 2025, the Company recognized a tax benefit of approximately $10,000 and $9,000, respectively. As of March 31, 2026, approximately $456,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.3 years.

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

In September 2025, 42,000 shares that were available under the 2023 Stock Incentive Plan were granted. As of March 31, 2026, a total of 251,533 grants of stock options were outstanding under the 2018 and 2023 Stock Incentive Plans and no stock options were available for future grant under the 2018 and 2023 Stock Incentive Plans. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s 2018 and 2023 Stock Incentive Plans as of March 31, 2026 and changes during the three months ended March 31, 2026 is as follows:

	March 31, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	254,033	$15.98	6.1
Granted	-	-	-
Exercised	(2,500)	13.30	7.1
Forfeited	-	-	-
Outstanding at end of period	251,533	$16.01	5.9
Exercisable at end of period	133,633	$15.08	4.0

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $32,000 and $20,000 of compensation expense on stock options, respectively. During both three months ended March 31, 2026 and 2025, the Company recognized a tax benefit of approximately $1,000. As of March 31, 2026, approximately $261,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.3 years.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 19 of the Company’s 2025 Annual Report on Form 10-K, as the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and non-performance risk. Loans are considered a Level 3 classification.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2026 (in thousands):

	March 31, 2026
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$694	$-	$694	$-
Federal National Mortgage Association mortgage- backed securities	34	-	34	-
Total investment securities available for sale	$728	$-	$728	$-
Servicing rights	$688	$-	$-	$688
Total recurring fair value measurements	$1,416	$-	$728	$688

Nonrecurring fair value measurements:
Collateral dependent loans	$8,307	$-	$-	$8,307
Other real estate owned	$360	$-	$-	$360
Total nonrecurring fair value measurements	$8,667	$-	$-	$8,667

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2025 (in thousands):

	December 31, 2025
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$848	$-	$848	$-
Federal National Mortgage Association mortgage- backed securities	34	-	34	-
Total investment securities available for sale	$882	$-	$882	$-
Servicing rights	$619	$-	$-	$619
Total recurring fair value measurements	$1,501	$-	$882	$619

Nonrecurring fair value measurements:
Collateral dependent loans	$5,057	$-	$-	$5,057
Other real estate owned	$360	$-	$-	$360
Total nonrecurring fair value measurements	$5,417	$-	$-	$5,417

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of March 31, 2026 (in thousands):

	March 31, 2026
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$8,307	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

Other real estate owned	$360	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of December 31, 2025 (in thousands):

	December 31, 2025
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$5,057	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

Other real estate owned	$360	Appraisal of collateral (1)	Appraisal adjustments (2)	8%	(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2026 and December 31, 2025 (in thousands):

			Fair Value Measurements at
			March 31, 2026
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$930	$-	$-	$930
Loans held for sale	51,862	53,815	-	53,815	-
Loans receivable, net	518,138	516,514	-	-	516,514
Individually evaluated loans	8,307	8,307	-	-	8,307

Financial Liabilities
Deposits	565,374	571,744	216,133	-	355,611
Senior Debt	9,663	9,856	-	-	9,856
Subordinated debt	8,000	7,760	-	-	7,760

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

			Fair Value Measurements at
			December 31, 2025
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$912	$936	$-	$-	$936
Loans held for sale	60,956	63,308	-	63,308	-
Loans receivable, net	535,641	533,964	-	-	533,964
Individually evaluated loans	5,057	5,057	-	-	5,057

Financial Liabilities
Deposits	597,278	604,465	242,561	-	361,904
Senior debt	9,619	9,763	-	-	9,763
Subordinated debt	8,000	7,760	-	-	7,760

For cash and cash equivalents, accrued interest receivable, investment in Federal Home Loan Bank stock, at cost, bank-owned life insurance, accrued interest payable, and advances from borrowers for taxes and insurance, the carrying value is a reasonable estimate of the fair value and are considered Level 1 measurements.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

The Oakmont Commercial Segment originates commercial real estate loans which are sold into the secondary market generally along with the loans’ servicing rights. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans and processing fees. The Oakmont Commercial Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of consumers.

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended March 31,
	2026			2025
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$4,367	$326	$4,693	$3,892	$252	$4,144
Provision for Credit Losses	96	-	96	441	-	441
Net Interest Income after Provision for Credit Losses	4,271	326	4,597	3,451	252	3,703

Non-Interest Income
Mortgage banking, equipment lending and title abstract fees	91	-	91	146	-	146
Insurance commissions	182	-	182	185	-	185
Other fees and services charges	(492)	107	(385)	31	1	32
Net loan servicing income	87	-	87	4	-	4
Income from bank-owned life insurance	33	-	33	30	-	30
Net gain on sale of loans	267	721	988	342	714	1,056
Gain on the sale of SBA loans	817	-	817	307	-	307
Total Non-Interest Income	985	828	1,813	1,045	715	1,760

Non-Interest Expense
Salaries and employee benefits	3,659	340	3,999	3,271	379	3,650
Directors’ fees and expenses	68	-	68	65	-	65
Occupancy and equipment	429	1	430	430	1	431
Data processing	339	-	339	402	-	402
Professional fees	334	15	349	208	15	223
SaaS subscription expense	320	-	320	219	-	219
FDIC deposit insurance assessment	165	-	165	121	-	121
Advertising	83	8	91	91	8	99
Amortization of other intangible	12	-	12	12	-	12
Other	335	16	351	312	10	322
Total Non-Interest Expense	5,744	380	6,124	5,131	413	5,544
Pretax Segment (Loss) Profit	$(488)	$774	$286	$(635)	$554	$(81)
Segment Assets	$593,325	$49,894	$643,219	$606,211	$44,157	$650,368

________________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

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

At March 31, 2026 the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company.

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

The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2026 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

General. The Company’s total assets at March 31, 2026 were $643.2 million, a decrease of $32.6 million, or 4.8%, from $675.9 million at December 31, 2025. This decrease in total assets was primarily due to a $14.3 million, or 2.6%, decrease in loans receivable, net of allowance for credit losses, a $9.1 million, or 14.9%, decrease in loans held for sale, and an $8.9 million, or 16.6%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.9 million, or 16.6%, from $53.5 million at December 31, 2025 to $44.7 million at March 31, 2026, as excess liquidity was used to fund loans.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits remained at $912,000 at both March 31, 2026 and December 31, 2025.

Investment Securities Available for Sale. Investment securities available for sale decreased $154,000, or 17.5%, from $882,000 at December 31, 2025 to $728,000 at March 31, 2026, due primarily to the principal repayments on these securities during the three months ended March 31, 2026.

Loans Held for Sale. Loans held for sale decreased $9.1 million, or 14.9%, from $61.0 million at December 31, 2025 to $51.9 million at March 31, 2026 as the Bank’s commercial real estate subsidiary, Oakmont Commercial, LLC, originated $14.3 million of commercial real estate loans during the three months ended March 31, 2026 and sold $21.1 million of loans in the secondary market during this same period. The Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $19.4 million of one-to-four family residential loans during the three months ended March 31, 2026 and sold $20.5 million of loans in the secondary market. During the three months ended March 31, 2026, the Bank originated $10.4 million of SBA loans and sold $9.8 million of SBA loans in the secondary market during the same period. Due to the timing of disbursements, SBA loans may or may not be classified as held for sale at origination. As of March 31, 2026, the Bank reclassified $1.8 million of undisbursed SBA loans out of loans held for sale into the portfolio of loans receivable.

Loans Receivable, Net. Loans receivable, net, decreased $14.3 million, or 2.6%, to $526.4 million at March 31, 2026 from $540.7 million December 31, 2025. The largest decreases within the loan portfolio occurred in commercial business loans which decreased $5.9 million, or 6.1%, construction loans which decreased $5.4 million, or 23.1%, multi-family residential loans which decreased $3.8 million, or 9.4%, home equity loans which decreased $429,000, or 8.0%, and one-to-four family non-owner occupied loans which decreased $191,000, or 0.7%. Partially offsetting these decreases were one-to-four family owner occupied loans which increased $873,000, and commercial real estate loans, which increased $763,000 or 0.2%.

The following table summarizes the industry concentrations within the multi-family and commercial real estate portfolios:

	March 31, 2026	December 31, 2025
	(in Thousands)
Real estate rental and leasing	$117,143	$126,316
Health care and social assistance	35,295	37,681
Accommodation and food services	35,212	33,665
Construction	27,925	28,131
Manufacturing	22,310	22,404
Other services (except public administration)	20,999	21,558
Retail trade	15,609	16,340
Administrative and support and waste services	15,431	9,516
Arts, entertainment, and recreation	15,135	14,354
Wholesale trade	14,079	14,166
Finance and insurance	9,924	9,106
Professional, scientific and technical services	6,743	7,297
Transportation and warehousing	4,509	4,202
Other	7,119	5,781
Total	$347,433	$350,517

The commercial real estate and multi-family portfolio consists of 68% owner occupied commercial real estate loans and 32% of non-owner occupied commercial real estate loans as of March 31, 2026.

The following table summarizes the non-owner occupied commercial real estate portfolio and the percent of total loans receivable, net.

	March 31, 2026		December 31, 2025
	Balance	Percent of Total Loans Receivable, net	Balance	Percent of Total Loans Receivable, net
	(Dollars in Thousands)
Real estate rental and leasing	$106,719	20.3%	$115,747	21.4%
Construction	10,918	2.1	11,002	2.0
Finance and insurance	4,749	0.9	4,792	0.9
Other services (except public administration)	4,057	0.8	4,135	0.8
Arts, entertainment, and recreation	3,050	0.6	3,069	0.6
Other	7,780	1.4	11,112	2.0
Total	$137,273	26.1%	$149,857	27.7%

The following table summarizes the non-owner occupied commercial real estate rental and leasing loan portfolio outstanding balance, total collateral and loan to value (“LTV”) ratio by geographic location:

	March 31, 2026			December 31, 2025
	Balance	Total Collateral	Weighted Average LTV	Balance	Total Collateral	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$37,145	$74,821	49.6%	$38,515	$78,601	49.0%
Philadelphia	30,610	64,173	47.7	36,598	76,095	48.1
Delaware	15,088	32,125	47.0	15,187	32,125	47.3
New Jersey	9,043	18,467	49.0	9,156	19,145	47.8
Ohio	6,669	10,100	66.0	6,719	10,100	66.5
Other	8,164	16,230	50.3	9,572	16,430	58.3
Total	$106,719	$215,916	49.4%	$115,747	$232,496	49.8%

________________________

(1)	Pennsylvania excluding Philadelphia.

The following table summarizes the non-owner occupied commercial real estate construction loan portfolio outstanding balance, total collateral and LTV ratio by geographic location:

	March 31, 2026			December 31, 2025
	Balance	Total Collateral	Weighted Average LTV	Balance	Total Collateral	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$6,301	$11,567	54.5%	$6,351	$11,567	54.9%
Philadelphia	4,617	9,685	47.7	4,651	9,685	48.0
Total	$10,918	$21,252	51.4%	$11,002	$21,252	51.8%

________________________

(1)	Pennsylvania excluding Philadelphia

Deposits. Total deposits decreased $31.9 million, or 5.3%, to $565.4 million at March 31, 2026 from $597.3 million at December 31, 2025. This decrease in deposits was primarily attributable to a decrease of $24.7 million, or 23.3%, in interest bearing checking accounts, a decrease of $4.6 million, or 7.0%, in non-interest bearing checking accounts, a decrease of $5.5 million, or 1.5%, in certificates of deposit, and a $119,000, or 17.0%, decrease in savings accounts. These decreases in deposits were partially offset by an increase of $3.0 million, or 4.2%, in money market accounts. Both retail and non-retail interest-bearing checking account balances decreased at March 31, 2026, compared to December 31, 2025, in response to increased competition for such deposits.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $244.1 million, or 45.2% of total deposits at March 31, 2026.

Borrowings. There were no Federal Home Loan Bank (FHLB) borrowings at March 31, 2026, or December 31, 2025.

Senior debt. Senior debt, net of unamortized debt issuance costs, increased $44,000 to $9.7 million at March 31, 2026 from $9.6 million at December 31, 2025. The Company entered into a Senior Unsecured Note Purchase Agreement as of February 21, 2025 with certain institutional accredited investors pursuant to which the Company issued an aggregate of $9.75 million in aggregate principal amount of Fixed Rate Unsecured Senior Notes due March 1, 2028 (the “Senior Debt Notes”) in a private placement. The Company issued to an accredited individual investor an additional $250,000 in principal amount of the Senior Debt Notes as of March 4, 2025 for a total of $10.0 million in aggregate principal amount. The Senior Debt Notes bear interest at a fixed annual rate of 11.00%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2025. The maturity date of the Senior Debt Notes is March 1, 2028.

Subordinated debt. Subordinated debt remained at $8.0 million at March 31, 2026, from December 31, 2025. The $8.0 million of subordinated debt matures on December 31, 2028.

Stockholders’ Equity. Total stockholders’ equity increased $171,000, or 0.3%, to $52.5 million at March 31, 2026 from $52.3 million at December 31, 2025. Contributing to the increase was net income for the three months ended March 31, 2026 of $166,000, amortization of stock awards and options under our stock compensation plans of $79,000, issuance of treasury stock for exercised stock options of $33,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $10,000. The increase in stockholders’ equity was partially offset by dividends paid of $105,000, purchase of treasury stock of $11,000, and other comprehensive loss, net of $1,000.

Asset Quality. Non-performing loans at March 31, 2026 totaled $9.9 million, or 1.87%, of total loans receivable, net of allowance for credit losses, consisting of $9.1 million of loans on non-accrual status and $778,000 of accruing loans 90-days or more delinquent. Non-accrual loans consist of three one-to-four family residential owner occupied loans, 18 commercial real estate loans, and 19 commercial business loans. Included in the 19 commercial business loans is one pool of equipment loans. Accruing loans 90-days or more past due include four commercial business loans. All non-performing loans are either well-collateralized or adequately reserved for. During the period ended March 31, 2026, two commercial business loans totaling $49,000 that were previously on non-accrual were charged-off through the allowance for credit losses. Non-performing loans at December 31, 2025 totaled $7.3 million, or 1.36%, of total loans receivable, net of allowance for credit losses, consisting of $5.8 million of loans on non-accrual status and $1.5 million of accruing loans 90-days or more delinquent. Non-accrual loans consisted of two one-to-four family residential owner occupied loans, 14 commercial real estate loans, and 15 commercial business loans. Included in the 15 commercial business loans is one pool of equipment loans. Accruing loans 90-days or more past due include one one-to-four family residential owner occupied loan, one one-to-four family residential non-owner occupied loan, one commercial real estate loan, and one commercial business loan. During the year ended December 31, 2025, one commercial real estate loan, and 11 commercial business loans totaling $1.6 million that were previously on non-accrual were charged-off through the allowance for credit losses.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income amounted to $166,000 for the three months ended March 31, 2026, an increase of $249,000, or 300.0%, compared to net loss of $83,000 for the three months ended March 31, 2025. The increase in net income on a comparative quarterly basis was primarily the result of a decrease in interest expense of $580,000, a net decrease in the provision for credit losses of $345,000, and an increase in non-interest income of $53,000, partially offset by an increase in non-interest expense of $580,000, an increase in the provision for income taxes of $118,000, and a decrease in interest and dividend income of $31,000.

Net Interest Income. Net interest income increased $549,000, or 13.2% to $4.7 million for the three months ended March 31, 2026 from $4.1 million for the three months ended March 31, 2025. The increase was driven by a $580,000, or 10.0%, decrease in interest expense, and a $31,000, or 0.3%, decrease in interest and dividend income.

Interest and Dividend Income. The $31,000, or 0.3%, decrease in interest and dividend income for the quarter was primarily due to a 205 basis point decrease in the average yield on due from banks – interest earning, which decreased from 3.78% for the three months ended March 31, 2025 to 1.73% for the three months ended March 31, 2026 and had the effect of decreasing interest income $263,000. Partially offsetting the decrease in interest and dividend income was a $14.1 million increase in the average balance of due from banks – interest earning, which increased from $37.1 million for the three months ended March 31, 2025 to $51.2 million for the three months ended March 31, 2026, and had the effect of increasing interest income $134,000, and a $5.2 million increase in the average balance of loans held for sale and loans receivable, net, which increased from $588.7 million at March 31, 2025 to $593.8 million at March 31, 2026 and had the effect of increasing interest income $84,000.

Interest Expense. The $580,000, or 10.0%, decrease in interest expense for the three months ended March 31, 2026 over the comparable period in 2025 was driven by an $87.1 million decrease in the average balance of money market deposits which decreased from $159.4 million for the three months ended March 31, 2025 to $72.3 million for the three months ended March 31, 2026 and had the effect of decreasing interest expense by $786,000, a $484,000, or 100.0% decrease in interest expense on Federal Home Loan Bank borrowings, which was attributable to a decrease in the average balance of Federal Home Loan Bank borrowings which decreased from $45.0 million at March 31, 2025, to none at March 31, 2026, a $10.6 million decrease in the average balance of subordinated debt, which decreased from $18.6 million at March 31, 2025, to $8.0 million at March 31, 2026, and had the effect of decreasing interest expense by $258,000, a 29 basis point decrease in the average rate of certificates of deposit from 4.22% at March 31, 2025 to 3.93% at March 31, 2026, which had the effect of decreasing interest expense by $256,000, and a 125 basis point decrease in the average rate of money markets from 3.61% at March 31, 2025 to 2.36% at March 31, 2026, which had the effect of decreasing interest expense by $226,000. These decreases in interest expense were partially offset by a $72.5 million increase in the average balance of certificates of deposits which increased from $284.8 million at March 31, 2025 to $357.3 million at March 31, 2026 and had the effect of increasing interest expense by $765,000, a $54.7 million increase in the average balance of business checking accounts, which increased from $36.9 million at March 31, 2025, to $91.6 million at March 31, 2026 and had the effect of increasing interest expense by $427,000. The average interest rate spread increased from 2.13% for the three months ended March 31, 2025 to 2.26% for the three months ended March 31, 2026 and the net interest margin increased from 2.63% for the three months ended March 31, 2025 to 2.90% for the three months ended March 31, 2026. The decrease in average balances of interest-bearing deposits was a result of a decrease in funding needs related to increased loan sales.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$51,200	$222	1.73%	$37,084	$350	3.78%
Investment in interest-earning time deposits	912	9	3.95	912	9	3.95
Investment securities available for sale	827	26	12.58	1,594	33	8.28
Loans receivable, net (1) (2)	593,849	9,617	6.48	588,670	9,523	6.47
Investment in FHLB stock	291	21	28.87	2,297	11	1.92
Total interest-earning assets	647,079	9,895	6.12%	630,557	9,926	6.31%
Non-interest-earning assets	18,657			18,507
Total assets	$665,736			$649,064
Interest-bearing liabilities:
Savings accounts	$630	$-	0.00%	$450	$-	0.00%
Money market accounts	72,332	427	2.36	159,426	1,439	3.61
Checking accounts	91,604	830	3.62	36,924	288	3.12
Certificate of deposit accounts	357,326	3,515	3.93	284,789	3,002	4.22
Total deposits	521,892	4,772	3.66	481,589	4,729	3.93
FHLB borrowings	-	-	-	44,963	484	4.31
FRB borrowings	-	-	-	50	1	8.00
Subordinated debt	8,000	153	7.65	18,600	452	9.72
Senior debt	9,635	277	11.50	9,903	116	4.69
Total interest-bearing liabilities	539,527	5,202	3.86%	555,105	5,782	4.18%
Non-interest-bearing liabilities	73,817			41,352
Total liabilities	613,344			596,457
Stockholders’ Equity	52,392			52,607
Total liabilities and Stockholders’ Equity	$665,736			$649,064
Net interest-earning assets	$107,552			$75,452
Net interest income; average interest rate spread		$4,693	2.26%		$4,144	2.13%
Net interest margin (3)			2.90%			2.63%
Average interest-earning assets to average interest-bearing liabilities			119.93%			113.59%

________________________

(1)	Includes loans held for sale.
(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $345,000, or 78.2%, net decrease in the provision for credit losses for the three months ended March 31, 2026 over the three months ended March 31, 2025 was primarily due to a decrease in charge-offs and a decrease in the commercial business loan balances, during the three months ended March 31, 2026.

Non-Interest Income. The $53,000, or 3.0%, increase in non-interest income for the three months ended March 31, 2026 over the comparable period in 2025 was primarily attributable to a $510,000, or 166.1%, increase in gain on sale of SBA loans, and an $83,000 increase in loan servicing income. These increases were partially offset by a $417,000 decrease in other fees and service charges, net, a $68,000, or 6.4%, decrease in net gain on sale of mortgage and Oakmont Commercial loans, and a $55,000, or 37.7%, decrease in mortgage banking, equipment lending and title abstract fees. Other fees and service charges, net declined primarily due to SBA lending-related items, including a $142,000 write-down of the SBA servicing asset due to a valuation adjustment and the write-off of $199,000 of certain deferred SBA loan origination costs associated with SBA loan sales completed during the quarter. Additionally, loan servicing income increased, reflecting the retention of servicing on loan sales.

Non-Interest Expense. The $580,000, or 10.5%, increase in non-interest expense for the three months ended March 31, 2026 over the comparable period in 2025 was primarily due to a $349,000, or 9.6%, increase in salaries and employee benefits expense, a $126,000, or 56.5% increase in professional fees, a $101,000, or 46.1%, increase in software as a service (“SaaS”) subscription expense, a $44,000, or 36.4%, increase in FDIC deposit insurance assessment, and a $29,000, or 9.0% increase in other expense. These increases in non-interest expense were partially offset by a $63,000, or 15.7%, decrease in data processing expense, and an $8,000, or 8.1%, decrease in advertising expense. The increase in salaries and employee benefits expense was primarily due to a $176,000 increase in salaries, and a $149,000 increase in bonus expense due to a voluntary reduction in discretionary incentive compensation driven by lower performance results in the first quarter of 2025. The increase in professional fees during this quarter was primarily due to international correspondent banking compliance related activities as the Bank is continuing to build out this line of business. The increase in SaaS subscription expense reflects the phased implementation and expanded utilization of third-party software solutions supporting compliance, risk management, and operational infrastructure, partially offset by reductions in traditional data processing costs.

Provision for Income Tax. The provision for income tax from continuing operations increased $118,000 from $2,000 for the three months ended March 31, 2025 to $120,000 for the three months ended March 31, 2026 due primarily to an increase in pre-tax income.

Operating Segments

The Company’s operations consist of two reportable operating segments: Banking and Oakmont Commercial. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Oakmont Commercial Segment originates commercial real estate loans which are sold into the secondary market generally along with the loans’ servicing rights. The profitability of this segment’s operations depends primarily on the gains realized from the sale of loans, processing fees, and service fees. Detailed segment information appears in Note 11 in the Notes to Unaudited Consolidated Financial Statements.

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended March 31, 2026 of $488,000, a $147,000, or 23.1%, decrease in PTSL from the same period in 2025. This decrease in PTSL was primarily due to a $475,000, or 12.2%, increase in net interest income, and a $345,000, or 78.2%, decrease in the provision for credit losses. This decrease in PTSL was partially offset by a $613,000, or 11.9%, increase in non-interest expense, and a $60,000, or 5.7%, decrease in net interest income. The increase in non-interest expense was primarily due to a $388,000, or 11.9%, increase in salaries and employee benefits expense, a $126,000, or 60.6%, increase in professional fees expense, a $101,000, or 46.1%, increase in SaaS subscription fees, partially offset by a $63,000, or 15.7%, increase in data processing expense. The decrease in non-interest income is primarily attributable to a $523,000 decrease in other fees and service charges, a $75,000, or 21.9%, decrease in the net gain on sale of mortgage loans, and a $55,000, or 37.7%, decrease in mortgage banking, equipment lending and title abstract fees, partially offset by a $510,000, or 166.1%, increase in gain on sale of SBA loans.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended March 31, 2026 of $774,000, a $220,000, or 39.7%, increase from the same period in 2025. The increase in PTSP was primarily due to a $113,000, or 15.8%, increase in non-interest income, a $74,000, or 29.4%, increase in net interest income, and a $33,000, or 8.0%, decrease in non-interest expense. The increase in non-interest income was primarily due to a $106,000 increase in other fees and service charges. The decrease in non-interest expense was primarily due to a $39,000, or 10.3%, decrease in salaries and employee benefits expense, partially offset by a $6,000, or 60.0%, increase in other non-interest expense.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At March 31, 2026, the Company's cash and cash equivalents amounted to $44.7 million.

The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At March 31, 2026, Quaint Oak Bank had outstanding commitments to originate loans of $23.3 million, commitments under unused lines of credit of $44.5 million, and $1.1 million under standby letters of credit.

At March 31, 2026, certificates of deposit scheduled to mature in one year or less totaled $246.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of March 31, 2026, we had no outstanding borrowings from the FHLB and had $228.9 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of March 31, 2026, Quaint Oak Bank had $23.4 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. We also use brokered deposits as a funding source. As of March 31, 2026, the Company had $72.9 million of brokered deposits, $25.1 million of which were sourced from one brokered interest-bearing checking account deposit relationship.

The Company identified one major interest bearing brokered checking deposit customer that accounted for approximately 6.2% of total deposits at March 31, 2026. The outstanding balance of the major deposit customers’ interest bearing brokered checking account totaled approximately $35.1 million at March 31, 2026. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

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

The following table summarizes the Company's primary and secondary sources of liquidity which were available at March 31, 2026 (dollars in thousands).

March 31, 2026
(Dollars in thousands)

Cash and cash equivalents	$44,668
Unpledged investment securities, amortized cost	728
FHLB advance availability	228,916
Federal Reserve discount window availability	23,426
Total primary and secondary sources of available liquidity	$297,738

For further discussion of the stock compensation plans, see Note 9 in the Notes to Unaudited Consolidated Financial Statements contained elsewhere herein.

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At March 31, 2026, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.45%, 13.06%, 13.06% and 14.31%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

Commitments. At March 31, 2026, we had unfunded commitments under lines of credit of $44.5 million, $23.3 million of commitments to originate loans, and $1.1 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was $302,000 at March 31, 2026, and $277,000 at December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition and operating results of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes in the Risk Factors previously disclosed in Item 1A of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2026 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 – January 31, 2026	-	$-	-	24,375
February 1, 2026 – February 28, 2026	-	-	-	24,375
March 1, 2026 – March 31, 2026	761	15.08	-	24,375
Total	761	$15.08	-	24,375

Notes to this table:

_______________

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

Date: May 15, 2026	By:	/s/ Robert T. Strong
Robert T. Strong Chief Executive Officer

Date: May 15, 2026	By:	/s/ John J. Augustine
John J. Augustine Executive Vice President and Chief Financial Officer