Form 10-Q
period 2026-06-30
QUAINT OAK BANCORP, INC.
filed 2026-08-14
CIK 1391933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-52694

QUAINT OAK BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	35-2293957
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Knowles Avenue, Southampton, Pennsylvania	18966
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2026, 2,649,603 shares of the issuer’s common stock were issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Quaint Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

	At June 30,	At December 31,
	2026	2025
	(In thousands, except share and per share data)
Assets
Due from banks, non-interest-bearing	$1,001	$1,978
Due from banks, interest-bearing	47,261	51,569
Cash and cash equivalents	48,262	53,547
Investment in interest-earning time deposits	1,012	912
Investment securities available for sale	608	882
Loans held for sale	39,703	60,956
Loans receivable, net of allowance for credit losses (2026 $6,440; 2025 $6,166)	521,400	540,698
Accrued interest receivable	3,496	3,789
Investment in Federal Home Loan Bank stock, at cost	291	291
Bank-owned life insurance	4,643	4,575
Premises and equipment, net	1,486	1,540
Goodwill	515	515
Other intangible, net of accumulated amortization	4	28
Other real estate owned, net	496	360
Servicing assets	884	619
Prepaid expenses and other assets	7,543	7,141
Total Assets	$630,343	$675,853

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$64,058	$65,665
Interest-bearing	486,716	531,613
Total deposits	550,774	597,278
Senior debt, net of unamortized costs	9,707	9,619
Subordinated debt	8,000	8,000
Accrued interest payable	968	1,086
Advances from borrowers for taxes and insurance	2,963	2,643
Accrued expenses and other liabilities	4,958	4,898
Total Liabilities	577,370	623,524

Stockholders’ Equity
Preferred stock – $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock – $0.01 par value; 9,000,000 shares authorized; 3,108,993 issued as of both June 30, 2026 and December 31, 2025; 2,651,101 and 2,637,978 outstanding at June 30, 2026 and December 31, 2025, respectively	31	31
Additional paid-in capital	23,341	23,199
Treasury stock, at cost: 457,892 and 471,015 shares at June 30, 2026 and December 31, 2025, respectively	(3,463)	(3,530)
Accumulated other comprehensive income	1	3
Retained earnings	33,063	32,626
Total Stockholders' Equity	52,973	52,329
Total Liabilities and Stockholders’ Equity	$630,343	$675,853

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
Interest and Dividend Income
Interest on loans, including fee	$9,200	$9,695	$18,817	$19,218
Interest and dividends on time deposits, investment securities, interest-bearing deposits with others, and Federal Home Loan Bank stock	300	499	578	902
Total Interest and Dividend Income	9,500	10,194	19,395	20,120

Interest Expense
Interest on deposits	4,493	4,598	9,264	9,328
Interest on FHLB borrowings	-	648	-	1,132
Interest on senior debt	281	275	558	391
Interest on subordinated debt	155	168	309	620
Total Interest Expense	4,929	5,689	10,131	11,471
Net Interest Income	4,571	4,505	9,264	8,649
Provision for Credit Losses – Loans	537	464	608	790
(Recovery of) Provision for Credit Losses – Unfunded Commitments	(37)	(27)	(12)	88
Total Provision for Credit Losses	500	437	596	878
Net Interest Income after Provision for Credit Losses	4,071	4,068	8,668	7,771

Non-Interest Income
Mortgage banking and title abstract fees	194	280	285	426
Insurance commissions	176	196	358	381
Other fees and services charges, net	(98)	(119)	(483)	(87)
Net loan servicing income	137	1	224	5
Income from bank-owned life insurance	35	32	68	62
Net gain on sale of loans	1,450	1,046	2,438	2,102
Gain on the sale of SBA loans	414	511	1,231	818
Total Non-Interest Income	2,308	1,947	4,121	3,707

Non-Interest Expense
Salaries and employee benefits	3,824	3,642	7,823	7,292
Directors' fees (credit) and expenses	(10)	65	58	130
Occupancy and equipment	393	432	823	863
Data processing	320	439	659	841
SaaS subscription expense	252	255	572	474
Professional fees	293	174	642	397
FDIC deposit insurance assessment	151	135	316	256
Advertising	91	100	182	199
Amortization of other intangible	12	12	24	24
Other	319	279	670	601
Total Non-Interest Expense	5,645	5,533	11,769	11,077
Income Before Taxes	$734	$482	$1,020	$401
Income Taxes	253	210	373	212
Net Income	$481	$272	$647	$189

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Common Share Data:	(Unaudited)		(Unaudited)
Earnings per share – basic	$0.18	$0.10	$0.24	$0.07
Average shares outstanding – basic	2,647,044	2,630,585	2,643,052	2,628,786
Earnings per share – diluted	$0.18	$0.10	$0.24	$0.07
Average shares outstanding – diluted	2,687,084	2,630,585	2,673,167	2,628,786
Book value per share, end of period	$19.98	$19.83	$19.98	$19.83
Shares outstanding, end of period	2,651,101	2,635,866	2,651,101	2,635,866

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net Income	$481	$272	$647	$189

Other Comprehensive (Loss) Income:
Unrealized (losses) gains on investment securities available-for-sale	(2)	3	(4)	4
Income tax effect	1	(1)	2	(1)
Other comprehensive (loss) income	(1)	2	(2)	3

Total Comprehensive Income	$480	$274	$645	$192

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Months Ended June 30, 2026
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – MARCH 31, 2026	2,640,459	$31	$23,300	$(3,520)	$2	$32,687	$52,500

Reissuance of treasury stock under 401(k) plan	705		8	4			12

Treasury stock purchase	(1,125)			(20)			(20)

Reissuance of treasury stock under incentive plan	8,500		(56)	56			-

Reissuance of treasury stock for exercised stock options	2,562		17	17			34

Stock based compensation expense			72				72

Cash dividends declared ($0.04 per share)						(105)	(105)

Net income						481	481

Other comprehensive loss, net					(1)		(1)

BALANCE – JUNE 30, 2026	2,651,101	$31	$23,341	$(3,463)	$1	$33,063	$52,973

For the Three Months Ended June 30, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – MARCH 31, 2025	2,627,397	$31	$23,040	$(3,582)	$1	$32,774	$52,264

Reissuance of treasury stock under 401(k) Plan	2,889		12	19			31

Treasury stock purchase	(2,920)			(31)			(31)

Reissuance of treasury stock under incentive plan	8,500		(56)	56			-

Stock based compensation expense			61				61

Cash dividends declared ($0.13 per share)						(342)	(342)

Net income						272	272

Other comprehensive income, net					2		2

BALANCE – JUNE 30, 2025	2,635,866	$31	$23,057	$(3,538)	$3	$32,704	$52,257

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2026
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2025	2,637,978	$31	$23,199	$(3,530)	$3	$32,626	$52,329

Reissuance of treasury stock under 401(k) plan	1,447		13	9			22

Treasury stock purchase	(1,886)			(31)			(31)

Reissuance of treasury stock under incentive plan	8,500		(56)	56			-

Reissuance of treasury stock for exercised stock options	5,062		34	33			67

Stock based compensation expense			151				151

Cash dividends declared ($0.08 per share)						(210)	(210)

Net income						647	647

Other comprehensive loss, net					(2)		(2)

BALANCE – JUNE 30, 2026	2,651,101	$31	$23,341	$(3,463)	$1	$33,063	$52,973

For the Six Months Ended June 30, 2025
	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		(In thousands, except share and per share data)
BALANCE – DECEMBER 31, 2024	2,626,535	$31	$22,976	$(3,588)	$-	$33,198	$52,617

Reissuance of treasury stock under 401(k) Plan	3,751		16	25			41

Treasury stock purchase	(2,920)			(31)			(31)

Reissuance of treasury stock under incentive	8,500		(56)	56			-

Stock based compensation expense			121				121

Cash dividends declared ($0.26 per share)						(683)	(683)

Net income						189	189

Other comprehensive income, net					3		3

BALANCE – JUNE 30, 2025	2,635,866	$31	$23,057	$(3,538)	$3	$32,704	$52,257

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
	2026	2025
Cash Flows from Operating Activities	(In Thousands)
Net income	$647	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	596	878
Depreciation expense	413	346
Amortization, net	238	146
Accretion of deferred loan fees and costs, net	(29)	(185)
Stock-based compensation expense	151	121
Net gain on sale of loans	(2,438)	(2,102)
Loans held for sale-originations	(91,918)	(82,711)
Loans held for sale-proceeds	113,850	93,082
Gain on the sale of SBA loans	(1,231)	(818)
Transfer of SBA loans to portfolio	1,759	-
Servicing assets	(265)	-
Increase in the cash surrender value of bank-owned life insurance	(68)	(62)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	293	(695)
Prepaid expenses and other assets	(528)	(350)
Accrued interest payable	(118)	90
Accrued expenses and other liabilities	60	(531)
Net Cash Provided by Operating Activities	21,412	7,398
Cash Flows from Investing Activities
Purchases of interest earning time deposits	(100)	-
Principal repayments of investment securities available for sale	273	434
Net decrease (increase) in loans receivable	19,825	(6,872)
Purchase of Federal Home Loan Bank stock	-	(4,006)
Redemption of Federal Home Loan Bank stock	-	3,529
Purchase of premises and equipment	(359)	(301)
Net Cash Provided by (Used in) Investing Activities	19,639	(7,216)
Cash Flows from Financing Activities
Net decrease in demand deposits, money markets, and savings accounts	(22,075)	(50,660)
Net (decrease) increase in certificate accounts	(24,429)	29,584
Increase (decrease) in advances from borrowers for taxes and insurance	320	(207)
Net proceeds from Federal Home Loan Bank borrowings	-	12,145
Net repayments from subordinated debt	-	(14,000)
Net proceeds from senior debt	-	9,531
Dividends paid	(210)	(683)
Proceeds from the reissuance of treasury stock under 401(k) plan	22	40
Proceeds from the exercise of stock options	67	-
Acquisition of treasury stock	(31)	(31)
Net Cash Used in Financing Activities	$(46,336)	$(14,281)
Net Decrease in Cash and Cash Equivalents	(5,285)	(14,099)
Cash and Cash Equivalents – Beginning of Year	53,547	62,989
Cash and Cash Equivalents – End of Period	$48,262	$48,890

Supplementary Disclosure of Cash Flow and Non-Cash Information:
Cash payments for interest	$10,249	$11,381
Cash payments for income taxes	$6	$455
Transfer of loans into other real estate owned	$136	$-

See accompanying notes to the unaudited consolidated financial statements.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Financial Presentation. The consolidated financial statements include the accounts of Quaint Oak Bancorp, Inc., a Pennsylvania chartered corporation (the “Company” or “Quaint Oak Bancorp”) and its wholly owned subsidiary, Quaint Oak Bank, a Pennsylvania chartered stock savings bank (the “Bank”), along with its wholly owned subsidiaries. At June 30, 2026, the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company.

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

The foregoing consolidated financial statements are unaudited; but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof. The balances as of December 31, 2025 have been derived from the audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Quaint Oak Bancorp’s 2025 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Critical Accounting Policies. The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2026 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Loan Servicing Rights. When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable loan servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Loan servicing rights are reported in servicing rights on the Consolidated Balance Sheets. Servicing rights are evaluated for impairment periodically based upon the fair value of the rights as compared to the carrying amount. Significant inputs to the fair value of loan servicing rights include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. Impairment losses of $176,000 on loan servicing rights were recorded for the period ended June 30, 2026, and none for June 30, 2025.

Total loans serviced for the benefit of others amounted to $70.7 million and $32.1 million at June 30, 2026 and December 31, 2025, respectively, and are not included in the Consolidated Balance Sheets. Servicing fee income, which is reported on the Consolidated Statements of Operations as other non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of loan servicing rights is located in other fees and service charges, net. Net servicing fees totaled $16,000 and $43,000 for the six month periods ended June 30, 2026 and 2025, respectively.

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

Note 2 – Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to be purchased with the proceeds from the exercise of stock options, as well as unvested restricted stock (RRP) shares. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2025, all unvested restricted stock program awards and outstanding stock options representing shares were anti-dilutive. For the three and six months ended June 30, 2026, all unvested restricted stock program awards and outstanding stock options representing shares were dilutive.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and dilutive earnings per share computations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$481,000	$272,000	$647,000	$189,000

Weighted average shares outstanding – basic	2,647,044	2,630,585	2,643,052	2,628,786
Effect of dilutive common stock equivalents	40,040	-	30,116	-
Adjusted weighted average shares outstanding – diluted	2,687,084	2,630,585	2,673,167	2,628,786
Basic earnings per share	$0.18	$0.10	$0.24	$0.07
Diluted earnings per share	$0.18	$0.10	$0.24	$0.07

Note 3 – Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Unrealized Gains (Losses) on		Unrealized Gains (Losses) on
	Investment Securities		Investment Securities
	Available for Sale (1)		Available for Sale (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$2	$1	$3	$-
Other comprehensive (loss) income	(1)	2	(2)	3
Balance at the end of the period	$1	$3	$1	$3

_________________

(1)    All amounts are net of tax. Amounts in parentheses indicate debits.

There were no reclassifications from accumulated other comprehensive income by component for the three and six months ended June 30, 2026 and 2025.

Note 4 – Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale at June 30, 2026 and December 31, 2025 are summarized below (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
Mortgage-backed securities:
Government National Mortgage Association securities	$573	$1	$-	$574
Federal National Mortgage Association securities	33	1	-	34
Total available-for-sale-securities	$606	$2	$-	$608

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

The amortized cost and fair value of mortgage-backed securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due after ten years	$606	$608

There were no securities in a loss position at June 30, 2026 or December 31, 2025.

The Company’s mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Company does not have an allowance for credit losses for these investments as of June 30, 2026.

There were no credit losses recognized during the three or six months ended June 30, 2026 and 2025. There were no sales during the three or six months ended June 30, 2026 and 2025.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses

The composition of net loans receivable is as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate loans:
One-to-four family residential:
Owner occupied	$43,614	$41,627
Non-owner occupied	27,286	28,870
Total one-to-four family residential	70,900	70,497
Multi-family (five or more) residential	36,207	40,772
Commercial real estate	303,211	309,745
Construction	28,163	23,461
Home equity	5,025	5,374
Total real estate loans	443,506	449,849

Commercial business	83,622	96,318
Other consumer	28	33
Total Loans	527,156	546,200

Deferred loan costs, net	684	664
Allowance for credit losses	(6,440)	(6,166)
Net Loans	$521,400	$540,698

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2026 (in thousands):

	Term Loans Amortized Cost by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
One-to-four family residential owner occupied
Risk rating
Pass	$3,248	$18,752	$6,379	$4,054	$4,484	$6,008	$-	$42,925
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	299	390	-	689
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential owner occupied	$3,248	$18,752	$6,379	$4,054	$4,783	$6,398	$-	$43,614
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family residential non-owner occupied
Risk rating
Pass	$710	$630	$1,244	$1,877	$4,231	$18,498	$-	$27,190
Special mention	-	-	-	-	-	96	-	96
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total one-to-four family residential non-owner occupied	$710	$630	$1,244	$1,877	$4,231	$18,594	-	$27,286
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Risk rating
Pass	$-	$-	$2,294	$896	$12,215	$20,802	$-	$36,207
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$-	$2,294	$896	$12,215	$20,802	$-	$36,207
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate
Risk rating
Pass	$9,320	$39,075	$33,326	$38,481	$71,526	$92,360	$10,774	$294,862
Special mention	-	-	1,708	-	-	536	-	2,244
Substandard	-	154	903	1,394	1,096	2,383	175	6,105
Doubtful	-	-	-	-	-	-	-	-
Total commercial real estate	$9,320	$39,229	$35,937	$39,875	$72,622	$95,279	$10,949	$303,211
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Construction
Risk rating
Pass	$10,631	$11,810	$5,537	$185	$-	$-	$-	$28,163
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total construction	$10,631	$11,810	$5,537	$185	$-	$-	$-	$28,163
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)
	Term Loans Amortized Cost by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$-	$-	$518	$-	$-	$219	$4,288	$5,025
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$-	$518	$-	$-	$219	$4,288	$5,025
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business
Risk rating
Pass	$4,374	$7,497	$4,708	$811	$19,449	$8,981	$19,814	$65,634
Special mention	-	-	-	271	265	960	49	1,545
Substandard	-	-	11,791	-	1,895	2,457	300	16,443
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$4,374	$7,497	$16,499	$1,082	$21,609	$12,398	$20,163	$83,622
Current period gross charge-offs	$-	$-	$42	$-	$350	$-	$-	$392
Other consumer
Risk rating
Pass	$-	$-	$-	$28	$-	$-	$-	$28
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$-	$28	$-	$-	$-	$28
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Risk rating
Pass	$28,283	$77,764	$54,006	$46,332	$111,905	$146,868	$34,876	$500,034
Special mention	-	-	1,708	271	265	1,592	49	3,885
Substandard	-	154	12,694	1,394	3,290	5,230	475	23,237
Doubtful	-	-	-	-	-	-	-	-
Total	$28,283	$77,918	$68,408	$47,997	$115,460	$153,690	$35,400	$527,156
Current period gross charge-offs	$-	$-	$42	$-	$350	$-	$-	$392

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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 – Loans Receivable, Net and Allowance for Credit Losses (Continued)

	Term Loans Amortized Cost by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Home equity
Risk rating
Pass	$-	$522	$494	$107	$-	$134	$4,117	$5,374
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total home equity	$-	$522	$494	$107	$-	$134	$4,117	$5,374
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial business
Risk rating
Pass	$9,773	$3,725	$2,428	$26,784	$8,691	$2,161	$23,202	$76,764
Special mention	-	-	335	296	1,725	729	10	3,095
Substandard	-	11,729	-	1,890	2,130	410	300	16,459
Doubtful	-	-	-	-	-	-	-	-
Total commercial business	$9,773	$15,454	$2,763	$28,970	$12,546	$3,300	$23,512	$96,318
Current period gross charge-offs	$798	$-	$733	$-	$35	$-	$-	$1,566
Other consumer
Risk rating
Pass	$-	$-	$33	$-	$-	$-	$-	$33
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total other consumer	$-	$-	$33	$-	$-	$-	$-	$33
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-
Total
Risk rating
Pass	$83,412	$57,931	$50,105	$122,064	$84,968	$84,585	$35,861	$518,926
Special mention	-	-	335	865	1,725	1,366	10	4,301
Substandard	-	12,280	1,227	3,419	2,393	3,179	475	22,973
Doubtful	-	-	-	-	-	-	-	-
Total	$83,412	$70,211	$51,667	$126,348	$89,086	$89,130	$36,346	$546,200
Current period gross charge-offs	$-	$839	$-	$733	$-	$35	$-	$1,607

The following tables present non-performing loans by classes of the loan portfolio as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Non-accrual loans			90 Days
	With a	Without a		or More Past
	Related	Related		Due and	Total Non-
	Allowance	Allowance	Total	Accruing (1)	Performing

One-to-four family residential owner occupied	$-	$688	$688	$390	$1,078
Commercial real estate	214	3,633	3,847	1,033	4,880
Commercial business	1,283	2,572	3,855	7	3,862
Total	$1,497	$6,893	$8,390	$1,430	$9,820

________________________

(1)	These loans are well secured and in the process of collection.

As part of the discontinued operations of Oakmont Capital Holdings, LLC (“OCH”), in March 2024, the Bank retained approximately 60 commercial business loans totaling $4.4 million, which were classified as non-accrual. As of June 30, 2026, the value of these total $613,000, made up of approximately 20 loans.  The Bank continues to monitor these loans for collectability.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	December 31, 2025
	Non-accrual loans			90 Days
	With a Related	Without a Related		or More Past Due	Total Non-
	Allowance	Allowance	Total	and Accruing	Performing
One-to-four family residential owner occupied	$-	$688	$688	$266	$954
Commercial real estate	427	1,905	2,332	1,238	3,570
Commercial business	964	1,850	2,814	2	2,816
Total	$1,391	$4,443	$5,834	$1,506	$7,340

As part of the discontinued operations of OCH, in March 2024, the Bank retained approximately 60 loans totaling $4.4 million loans, which were classified as non-accrual. As of December 31, 2025, the value of these total $854,000, made up of approximately 24 loans. The Bank continues to monitor these loans for collectability.

For the three and six months ended June 30, 2026 and 2025 there was no interest income recognized on non-accrual loans on a cash basis. There was $329,000 and $176,000 of interest income foregone on non-accrual loans for the three months ended June 30, 2026 and 2025, and $632,000 and $312,000 for the six months ended June 30, 2026 and 2025.

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

For the six months ended June 30, 2026, there were no loans whose terms were modified for borrowers who may be experiencing financial difficulties. As of June 30, 2025, there was one commercial business loan with an amortized cost of $34,000 which was granted a term extension resulting in a change in the maturity date, from August 2027 to February 2030 in addition to principal forgiveness of $2,000. This loan represented 0.01% of loans receivable, net.

Following is a summary, by loan portfolio class, of changes in the allowance for credit losses for the three and six months ended June 30, 2026 (in thousands):

	June 30, 2026
	1-4 Family Residential Owner Occupied	1-4 Family Residential Non-Owner Occupied	Multi-Family Residential	Commercial Real Estate	Construction	Home Equity	Commercial Business and Other Consumer	Total
For the Three Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$316	$146	$261	$2,266	$326	$37	$2,855	$6,207
Charge-offs	-	-	-	-	-	-	(344)	(344)
Recoveries	-	-	-	-	-	-	40	40
Provision	8	(6)	(5)	12	110	-	418	537
Ending balance	$324	$140	$256	$2,278	$436	$37	$2,969	$6,440

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

	June 30, 2026
	1-4 Family	1-4 Family					Commercial
	Residential	Residential	Multi-				Business
	Owner	Non-Owner	Family	Commercial		Home	and Other
	Occupied	Occupied	Residential	Residential	Construction	Equity	Consumer	Total
For the Six Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$299	$149	$298	$2,422	$540	$48	$2,410	$6,166
Charge-offs	-	-	-	-	-	-	(392)	(392)
Recoveries	-	-	-	-	-	-	58	58
Provision	25	(9)	(42)	(144)	(104)	(11)	893	608
Ending balance	$324	$140	$256	$2,278	$436	$37	$2,969	$6,440

The Bank allocated increased allowance for credit loss provisions to the commercial business loan portfolio class for the three months and six months ended June 30, 2026, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated increased allowance for credit loss provisions to the construction loan portfolio classes for the three months ended June 30, 2026, due primarily to changes in quantitative factors in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the construction loan portfolio classes for the six months ended June 30, 2026, due primarily to changes in qualitative factors in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the commercial real estate loan portfolio class for the three months and six months ended June 30, 2026, due primarily to changes in qualitative factors associated with the current economic environment in this portfolio class. The Bank allocated decreased allowance for credit loss provisions to the multi-family residential loan portfolio classes for the six months ended June 30, 2026, due primarily to changes in quantitative factors and qualitative factors associated with the current economic environment in this portfolio class.

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

The following tables present the collateral-dependent loans by portfolio segment and collateral type at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Real Estate	Business Assets	Total
One-to-four family residential owner occupied	$688	$-	$688
Commercial real estate	3,846	-	3,846
Commercial business	-	3,246	3,246
Total	$4,535	$3,246	$7,781

	December 31, 2025
	Real Estate	Business Assets	Total
One-to-four family residential owner occupied	$689	$-	$689
Commercial real estate	2,332	-	2,332
Commercial business	-	2,036	2,036
Total	$3,021	$2,036	$5,057

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5 - Loans Receivable, Net and Allowance for Credit Losses (Continued)

The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$445	$1,078	$42,091	$43,614
One-to-four family residential non-owner occupied	643	-	26,643	27,286
Multi-family residential	2,270	-	33,937	36,207
Commercial real estate	15,007	4,880	283,324	303,211
Construction	6,523	-	21,640	28,163
Home equity	-	-	5,025	5,025
Commercial business	445	3,862	79,315	83,622
Other consumer	-	-	28	28
Total	$25,333	$9,820	$492,003	$527,156

	December 31, 2025
	30-89 Days Past Due	90 Days or More Past Due	Current	Total Loans Receivable
One-to-four family residential owner occupied	$-	$954	$40,673	$41,627
One-to-four family residential non-owner occupied	189	-	28,681	28,870
Multi-family residential	1,660	-	39,112	40,772
Commercial real estate	8,653	3,570	297,522	309,745
Construction	97	-	23,364	23,461
Home equity	25	-	5,349	5,374
Commercial business	1,705	2,816	91,797	96,318
Other consumer	-	-	33	33
Total	$12,329	$7,340	$526,531	$546,200

For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

As of June 30, 2026, the Company has not initiated formal foreclosure proceedings on any one-to-four family residential owner occupied loans.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible, Net

On August 1, 2016, Quaint Oak Insurance Agency, LLC began operations by acquiring the renewal rights to a book of business produced and serviced by an independent insurance agency located in New Britain, Pennsylvania, that provides a broad range of personal and commercial insurance coverage solutions. The Company paid $1.0 million for these rights. Based on a valuation, $515,000 of the purchase price was determined to be goodwill and $485,000 was determined to be related to the renewal rights to the book of business and deemed to be an other intangible asset. This other intangible asset is being amortized over a ten year period based upon the annual retention rate of the book of business. The balance of other intangible asset at June 30, 2026 and 2025 was $4,000, and $53,000, respectively, which is net of accumulated amortization of $481,000 and $432,000, respectively. Amortization expense for both the six months ended June 30, 2026 and 2025 amounted to approximately $24,000.

Note 7 – Deposits

Deposits consist of the following classifications (in thousands):

	June 30, 2026	December 31, 2025
Non-interest bearing checking accounts	$64,058	$65,665
Interest bearing checking accounts(1)	77,332	105,713
Savings accounts	516	699
Money market accounts	78,579	70,483
Certificates of deposit	330,289	354,718
Total deposits	$550,774	$597,278

________________________

(1)

The Company has identified one major interest bearing checking account deposit customer that accounted for approximately $35.1 million, or 6.4% of total deposits at June 30, 2026, and that accounted for approximately $35.0 million, or 5.9% of total deposits at December 31, 2025.

Note 8 – Borrowings

The following table presents the balance and unamortized issuance costs of the subordinated debt and senior debt at June 30, 2026 (in thousands):

	Principal	Unamortized Debt Issuance Costs	Net
6.5% subordinated notes, due December 31, 2028	$8,000	$-	$8,000
11.0% senior notes, due March 1, 2028	$9,750	$286	$9,464
11.0% senior notes, due March 1, 2028	$250	$7	$243

The balance of senior debt, net of unamortized debt issuance costs, was $9.7 million and $9.6 million at June 30, 2026, and December 31, 2025, respectively.

The balance of subordinated debt was $8.0 million at June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not make a discretionary contribution to the ESOP and no expense was recognized.

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

As of June 30, 2026, a total of 29,500 share awards were unvested under the 2018 and 2023 Stock Incentive Plan and no share awards were available for future grant under the 2023 Stock Incentive Plan and the 2018 Stock Incentive Plan. The 2018 and 2023 Stock Incentive Plan share awards have vesting periods of five years.

A summary of share award activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2026 and changes during the six months ended June 30, 2026 is as follows:

	June 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of the period	38,000	$15.42
Granted	-	-
Vested	(8,500)	18.00
Forfeited	-	-
Unvested at the end of the period	29,500	$14.68

Compensation expense on the restricted stock awards is recognized ratably over the five-year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended June 30, 2026 and 2025, the Company recognized approximately $47,000 and $40,000 of compensation expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized a tax benefit of approximately $10,000 and $8,000, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $94,000 and $81,000 of compensation expense, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized a tax benefit of approximately $20,000 and $17,000, respectively.  As of June 30, 2025, approximately $409,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.0 years.

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

In September 2025, 42,000 shares that were available under the 2023 Stock Incentive Plan were granted. As of June 30, 2026, a total of 248,971 grants of stock options were outstanding under the 2018 and 2023 Stock Incentive Plans and no stock options were available for future grant under the 2018 and 2023 Stock Incentive Plans. Options will become vested and exercisable over a five-year period and are generally exercisable for a period of ten years after the grant date.

A summary of option activity under the Company’s 2018 and 2023 Stock Incentive Plans as of June 30, 2026 and changes during the six months ended June 30, 2026 is as follows:

	June 30, 2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at the beginning of the period	254,033	$15.98	6.1
Granted	-	-	-
Exercised	(5,062)	13.30	1.9
Forfeited	-	-	-
Outstanding at end of period	248,971	$16.03	5.7
Exercisable at end of period	156,371	$15.58	4.3

During the three months ended June 30, 2026 and 2025, the Company recognized approximately $25,000 and $21,000 of compensation expense on stock options, respectively.  During both the three months ended June 30, 2026 and 2025, the Company recognized a tax benefit of approximately $1,000. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $57,000 and $40,000 of compensation expense on stock options.  During both the six months ended June 30, 2026 and 2025, the Company recognized a tax benefit of approximately $3,000. As of June 30, 2026, approximately $236,000 in additional compensation expense will be recognized over the remaining service period of approximately 3.0 years.

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

The table below sets forth the financial assets and liabilities that were accounted for on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2026 (in thousands):

	June 30, 2026
	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available for sale
Government National Mortgage Association mortgage-backed securities	$574	$-	$574	$-
Federal National Mortgage Association mortgage- backed securities	34	-	34	-
Total investment securities available for sale	$608	$-	$608	$-
Servicing rights	$884	$-	$-	$884
Total recurring fair value measurements	$1,492	$-	$608	$884

Nonrecurring fair value measurements:
Collateral dependent loans	$7,781	$-	$-	$7,781
Other real estate owned	$496	$-	$-	$496
Total nonrecurring fair value measurements	$8,277	$-	$-	$8,277

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of June 30, 2026 (in thousands):

	June 30, 2026
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$7,781	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

Other real estate owned	$496	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
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

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

10 – Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has used Level 3 inputs to determine fair value as of December 31, 2025 (in thousands):

	December 31, 2025
	Quantitative Information About Level 3 Fair Value Measurements
	Total Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral-dependent loans	$5,057	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

Other real estate owned	$360	Appraisal of collateral (1)	Appraisal adjustments (2)	8%(8%)

_______________

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percentage of the appraisal.

The fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2026 and December 31, 2025 (in thousands):

			Fair Value Measurements at
			June 30, 2026
	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial Assets
Investment in interest-earning time deposits	$1,012	$1,030	$-	$-	$1,030
Loans held for sale	39,703	41,303	-	41,303	-
Loans receivable, net	521,400	519,804	-	-	519,804

Financial Liabilities
Deposits	550,774	556,047	220,486	-	335,561
Senior Debt	9,707	9,901	-	-	9,901
Subordinated debt	8,000	7,840	-	-	7,840

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

The following table presents summary financial information for the reportable segments (in thousands):

	As of or for the Three Months Ended June 30,
	2026			2025
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$4,310	$261	$4,571	$4,123	$382	$4,505
Provision for Credit Losses	500	-	500	437	-	437
Net Interest Income after Provision for Credit Losses	3,810	261	4,071	3,686	382	4,068

Non-Interest Income
Mortgage banking and title abstract fees	194	-	194	280	-	280
Insurance commissions	176	-	176	196	-	196
Other fees and services charges, net	(248)	150	(98)	(121)	2	(119)
Net loan servicing income	137	-	137	1	-	1
Income from bank-owned life insurance	35	-	35	32	-	32
Net gain on sale of loans	513	937	1,450	658	388	1,046
Gain on the sale of SBA loans	414	-	414	511	-	511
Total Non-Interest Income	1,221	1,087	2,308	1,557	390	1,947

Non-Interest Expense
Salaries and employee benefits	3,489	335	3,824	3,374	268	3,642
Directors’ (credit) fees and expenses	(10)	-	(10)	65	-	65
Occupancy and equipment	389	4	393	432	-	432
Data processing	320	-	320	439	-	439
Professional fees	278	15	293	159	15	174
SaaS subscription expense	252	-	252	255	-	255
FDIC deposit insurance assessment	151	-	151	135	-	135
Advertising	84	7	91	93	7	100
Amortization of other intangible	12	-	12	12	-	12
Other	298	21	319	272	7	279
Total Non-Interest Expense	5,263	382	5,645	5,236	297	5,533
Pretax Segment (Loss) Profit	$(232)	$966	$734	$7	$475	$482
Segment Assets	$590,521	$39,822	$630,343	$626,596	$44,164	$670,760

________________________

(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

Quaint Oak Bancorp, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 11 – Operating Segments (Continued)

	As of or for the Six Months Ended June 30,
	2026			2025
	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated	Quaint Oak Bank(1)	Oakmont Commercial, LLC	Consolidated
Net Interest Income	$8,677	$587	$9,264	$8,015	$634	$8,649
Provision for Credit Losses	596	-	596	878	-	878
Net Interest Income after Provision for Credit Losses	8,081	587	8,668	7,137	634	7,771

Non-Interest Income
Mortgage banking and title abstract fees	285	-	285	426	-	426
Insurance commissions	358	-	358	381	-	381
Other fees and services charges, net	(740)	257	(483)	(90)	3	(87)
Net loan servicing income	224	-	224	5	-	5
Income from bank-owned life insurance	68	-	68	62	-	62
Net gain on sale of loans	780	1,658	2,438	1,000	1,102	2,102
Gain on the sale of SBA loans	1,231	-	1,231	818	-	818
Total Non-Interest Income	2,206	1,915	4,121	2,602	1,105	3,707

Non-Interest Expense
Salaries and employee benefits	7,148	675	7,823	6,645	647	7,292
Directors’ fees and expenses	58	-	58	130	-	130
Occupancy and equipment	818	5	823	862	1	863
Data processing	659	-	659	841	-	841
Professional fees	612	30	642	367	30	397
SaaS subscription expense	572	-	572	274	-	474
FDIC deposit insurance assessment	316	-	316	256	-	256
Advertising	167	15	182	184	15	199
Amortization of other intangible	24	-	24	24	-	24
Other	633	37	670	584	17	601
Total Non-Interest Expense	11,007	762	11,769	10,367	710	11,077
Pretax Segment (Loss) Profit	$(720)	$1,740	$1,020	$(628)	$1,029	$401
Segment Assets	$590,521	$39,822	$630,343	$626,596	$44,164	$670,760

________________________
(1)	Includes Quaint Oak Bancorp, Inc. and the Bank’s subsidiaries, Quaint Oak Mortgage, Quaint Oak Abstract, Quaint Oak Insurance Agency, and QOB Properties.

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

At June 30, 2026 the Bank has five wholly-owned subsidiaries, Quaint Oak Mortgage, LLC, Quaint Oak Abstract, LLC, QOB Properties, LLC, Quaint Oak Insurance Agency, LLC, and Oakmont Commercial, LLC, each a Pennsylvania limited liability company. Quaint Oak Mortgage offers mortgage banking in the Lehigh Valley, Delaware Valley and Philadelphia County regions of Pennsylvania and began operations in February, 2019. Quaint Oak Abstract offers title abstract services primarily in the Lehigh Valley region of Pennsylvania and began operation in July 2009. QOB Properties, LLC began operations in July 2012 and holds Bank properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Quaint Oak Insurance Agency, LLC began operations in August 2016 and provides a broad range of personal and commercial insurance coverage solutions. Oakmont Commercial, LLC was formed in October 2021 and operates as a nationwide specialty commercial real estate financing company.

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

The Company’s critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2026 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

General. The Company’s total assets at June 30, 2026 were $630.3 million, a decrease of $45.5 million, or 6.7%, from $675.9 million at December 31, 2025. This decrease in total assets was primarily due to a $21.3 million, or 34.9%, decrease in loans held for sale, a $19.3 million, or 3.6%, decrease in loans receivable, net of allowance for credit losses, and a $5.3 million, or 9.9%, decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.3 million, or 9.9%, from $53.5 million at December 31, 2025 to $48.3 million at June 30, 2026, due to reduced liquidity needs.

Investment in Interest-Earning Time Deposits. Investment in interest-earning time deposits increase $100,000, or 11.0%, from $912,000 at December 31, 2025 to $1.0 million at June 30, 2026 due primarily to a purchase of these securities during the six months ended June 30, 2026.

Investment Securities Available for Sale. Investment securities available for sale decreased $274,000, or 31.1%, from $882,000 at December 31, 2025 to $608,000 at June 30, 2026, due primarily to the principal repayments on these securities during the six months ended June 30, 2026.

Loans Held for Sale. Loans held for sale decreased $21.3 million, or 34.9%, from $61.0 million at December 31, 2025 to $39.7 million at June 30, 2026 as the Bank’s commercial real estate subsidiary, Oakmont Commercial, LLC, originated $28.2 million of commercial real estate loans during the six months ended June 30, 2026 and sold $47.6 million of loans in the secondary market during this same period. The Bank’s mortgage banking subsidiary, Quaint Oak Mortgage, LLC, originated $48.9 million of one-to-four family residential loans during the six months ended June 30, 2026 and sold $49.2 million of loans in the secondary market. During the six months ended June 30, 2026, the Bank originated $16.4 million of SBA loans and sold $16.2 million of SBA loans in the secondary market during the same period. Due to the timing of disbursements, SBA loans may or may not be classified as held for sale at origination. As of December 31, 2025, the Bank reclassified $1.8 million of undisbursed SBA loans out of loans held for sale into the portfolio of loans receivable.

Loans Receivable, Net. Loans receivable, net, decreased $19.3 million, or 3.6%, to $521.4 million at June 30, 2026 from $540.7 million December 31, 2025. The largest decreases within the loan portfolio occurred in commercial business loans, which decreased $12.7 million, or 13.2%, commercial real estate loans, which decreased $6.5 million, or 2.1%, multi-family residential loans, which decreased $4.6 million, or 11.2%, one-to-four family non-owner occupied loans, which decreased $1.6 million, or 5.5%, and home equity loans, which decreased $349,000, or 6.5%. Partially offsetting these decreases were increases in one-to-four family owner occupied loans of $2.0 million, or 4.8%, and construction loans of $4.7 million, or 20.0%.

The following table summarizes the industry concentrations within the multi-family and commercial real estate portfolios:

	June 30, 2026	December 31, 2025
	(in Thousands)
Real estate rental and leasing	$111,794	$126,316
Accommodation and food services	34,752	33,665
Health care and social assistance	34,341	37,681
Construction	28,267	28,131
Manufacturing	22,186	22,404
Other services (except public administration)	18,640	21,558
Arts, entertainment, and recreation	15,594	14,354
Retail trade	14,457	16,340
Wholesale trade	13,986	14,166
Administrative and support and waste services	13,485	9,516
Finance and insurance	10,570	9,106
Professional, scientific and technical services	6,908	7,297
Transportation and warehousing	4,475	4,202
Other	9,963	5,781
Total	$339,418	$350,517

The commercial real estate and multi-family portfolios consist of 61% owner occupied commercial real estate loans and 39% non-owner occupied commercial real estate and multi-family loans as of June 30, 2026.

The following table summarizes the non-owner occupied multi-family and commercial real estate portfolios and the percent of total loans receivable, net.

	June 30, 2026		December 31, 2025
	Balance	Percent of Total Loans Receivable, net	Balance	Percent of Total Loans Receivable, net
	(Dollars in Thousands)
Real estate rental and leasing	$100,326	19.2%	$115,747	21.4%
Construction	10,839	2.1	11,002	2.0
Finance and insurance	4,706	0.9	4,792	0.9
Other services (except public administration)	3,977	0.8	4,135	0.8
Arts, entertainment, and recreation	3,580	0.7	3,069	0.6
Other	8,965	1.7	11,112	2.0
Total	$132,393	25.4%	$149,857	27.7%

The following table summarizes the non-owner occupied multi-family and commercial real estate rental and leasing loan portfolio outstanding balance, total collateral and loan to value (“LTV”) ratio by geographic location:

	June 30, 2026			December 31, 2025
	Balance	Total Collateral	Weighted Average LTV	Balance	Total Collateral	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$33,972	$64,850	52.4%	$38,515	$78,601	49.0%
Philadelphia	27,031	58,553	46.2	36,598	76,095	48.1
Delaware	14,989	32,125	46.7	15,187	32,125	47.3
New Jersey	8,929	18,467	48.4	9,156	19,145	47.8
Ohio	6,619	10,100	65.5	6,719	10,100	66.5
Other	8,786	17,470	50.3	9,572	16,430	58.3
Total	$100,326	$201,565	49.8%	$115,747	$232,496	49.8%

________________________

(1)	Pennsylvania excluding Philadelphia.

             The following table summarizes the non-owner occupied multi-family and commercial real estate construction loan portfolio outstanding balance, total collateral and LTV ratio by geographic location:

	June 30, 2026			December 31, 2025
	Balance	Total Collateral	Weighted Average LTV	Balance	Total Collateral	Weighted Average LTV
	(Dollars in Thousands)
Pennsylvania (1)	$6,255	$11,567	54.1%	$6,351	$11,567	54.9%
Philadelphia	4,584	9,685	47.3	4,651	9,685	48.0
Total	$10,839	$21,252	51.0%	$11,002	$21,252	51.8%

________________________

(1)	Pennsylvania excluding Philadelphia

Deposits. Total deposits decreased $46.5 million, or 7.8%, to $550.8 million at June 30, 2026 from $597.3 million at December 31, 2025, due to the change in amortized debt issuance costs. The decrease in deposits was primarily attributable to a decrease of $28.4 million, or 26.8%, in interest-bearing checking accounts, a decrease of $24.4 million, or 6.9%, in certificates of deposit, a decrease of $1.6 million, or 2.4%, in non-interest-bearing checking accounts, and a $183,000, or 26.2%, decrease in savings accounts. These decreases in deposits were partially offset by an increase of $8.1 million, or 11.5%, in money market accounts. Both retail and non-retail interest-bearing checking account balances decreased at June 30, 2026, compared to December 31, 2025, primarily reflecting increased competition for such deposits.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was $227.3 million, or 41.3% of total deposits at June 30, 2026.

Senior debt. Senior debt, net of unamortized debt issuance costs, increased $88,000 to $9.7 million at June 30, 2026 from $9.6 million at December 31, 2025, due to the change in unamortized debt issuance costs. The Company entered into a Senior Unsecured Note Purchase Agreement as of February 21, 2025 with certain institutional accredited investors pursuant to which the Company issued an aggregate of $9.75 million in aggregate principal amount of Fixed Rate Unsecured Senior Notes due March 1, 2028 (the “Senior Debt Notes”) in a private placement. The Company issued to an accredited individual investor an additional $250,000 in principal amount of the Senior Debt Notes as of March 4, 2025 for a total of $10.0 million in aggregate principal amount. The Senior Debt Notes bear interest at a fixed annual rate of 11.00%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2025. The maturity date of the Senior Debt Notes is March 1, 2028.

Subordinated debt. Subordinated debt totaled $8.0 million at both June 30, 2026 and December 31, 2025. The $8.0 million of subordinated debt matures on December 31, 2028.

Stockholders’ Equity. Total stockholders’ equity increased $644,000, or 1.2%, to $53.0 million at June 30, 2026 from $52.3 million at December 31, 2025. Contributing to the increase was net income for the six months ended June 30, 2026 of $647,000, amortization of stock awards and options under our stock compensation plans of $151,000, issuance of treasury stock for exercised stock options of $67,000, and the reissuance of treasury stock under the Bank’s 401(k) Plan of $22,000. The increase in stockholders’ equity was partially offset by dividends paid of $210,000, purchase of treasury stock of $31,000, and other comprehensive loss, net of $2,000.

Asset Quality. Non-performing loans at June 30, 2026 totaled $9.8 million, or 1.88%, of total loans receivable, net of allowance for credit losses, consisting of $8.4 million of loans on non-accrual status and $1.4 million of accruing loans 90-days or more delinquent. Non-accrual loans consist of two one-to-four family residential owner occupied loans, 18 commercial real estate loans, and 22 commercial business loans. Included in the 22 commercial business loans is one pool of equipment loans. Accruing loans 90-days or more past due include one commercial real estate loan and two commercial business loans. All non-performing loans are either well-collateralized or adequately reserved for. During the six month period ended June 30, 2026, 10 commercial business loans totaling $392,000 that were previously on non-accrual were charged-off through the allowance for credit losses. Non-performing loans at December 31, 2025 totaled $7.3 million, or 1.36%, of total loans receivable, net of allowance for credit losses, consisting of $5.8 million of loans on non-accrual status and $1.5 million of accruing loans 90-days or more delinquent. Non-accrual loans consisted of two one-to-four family residential owner occupied loans, 14 commercial real estate loans, and 15 commercial business loans. Included in the 15 commercial business loans is one pool of equipment loans. Accruing loans 90-days or more past due included one one-to-four family residential owner occupied loan, one one-to-four family residential non-owner occupied loan, one commercial real estate loan, and one commercial business loan. During the year ended December 31, 2025, one commercial real estate loan and 11 commercial business loans totaling $1.6 million that were previously on non-accrual were charged-off through the allowance for credit losses.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income amounted to $481,000 for the three months ended June 30, 2026, an increase of $209,000, or 76.8%, compared to net income of $272,000 for the three months ended June 30, 2025. The increase in net income over the comparable quarterly period was primarily the result of a decrease in interest expense of $760,000 and an increase in non-interest income of $361,000, partially offset by a decrease in interest and dividend income of $694,000, an increase in non-interest expense of $112,000, a net increase in the provision for credit losses of $63,000, and an increase in the provision for income taxes of $43,000.

Net Interest Income. Net interest income increased $66,000, or 1.5% to $4.6 million for the three months ended June 30, 2026 from $4.5 million for the three months ended June 30, 2025. The increase was driven by a $760,000, or 13.4%, decrease in interest expense, partially offset by a $694,000, or 6.8%, decrease in interest and dividend income.

Interest and Dividend Income. The $694,000, or 6.8%, decrease in interest and dividend income for the three months ended June 30, 2026 was primarily due to a $17.3 million decrease in the average balance of loans receivable, which decreased from $589.4 million for the three months ended June 30, 2025 to $572.1 million for the three months ended June 30, 2026 and had the effect of decreasing interest income by $284,000, and a 203 basis point decrease in the average yield on due from banks – interest earning, which decreased from 4.21% for the three months ended June 30, 2025 to 2.18% for the three months ended June 30, 2026 and had the effect of decreasing interest income $258,000. Also contributing to the decrease in interest income was a 15 basis point decrease in the average yield on loans receivable, which decreased from 6.58% for the three months ended June 30, 2025 to 6.43% for the three months ended June 30, 2026 and had the effect of decreasing interest income $210,000. Partially offsetting the decrease in interest and dividend income was a $14.0 million increase in the average balance of due from banks – interest earning, which increased from $37.7 million for the three months ended June 30, 2025 to $50.8 million for the three months ended June 30, 2026, and had the effect of increasing interest income $147,000.

Interest Expense. The $760,000, or 13.4%, decrease in interest expense for the three months ended June 30, 2026 over the comparable period in 2025 was driven by a $648,000, or 100.0%, decrease in interest expense on Federal Home Loan Bank (“FHLB”) borrowings, which was attributable to a decrease in the average balance of FHLB borrowings which decreased from $56.3 million for the three months ended June 30, 2025, to none for the three months ended June 30, 2026, a $70.6 million decrease in the average balance of money market deposits which decreased from $142.9 million for the three months ended June 30, 2025 to $72.3 million for the three months ended June 30, 2026 and had the effect of decreasing interest expense by $627,000, a 27 basis point decrease in the average rate of certificates of deposit from 4.27% for the three months ended June 30, 2025 to 4.00% for the three months ended June 30, 2026, which had the effect of decreasing interest expense by $227,000, and a 102 basis point decrease in the average rate of money markets from 3.56% for the three months ended June 30, 2025 to 2.54% for the three months ended June 30, 2026, which had the effect of decreasing interest expense by $182,000. These decreases in interest expense were partially offset by a $57.9 million increase in the average balance of business checking accounts, which increased from $10.7 million for the three months ended June 30, 2025, to $67.9 million for the three months ended June 30, 2026 and had the effect of increasing interest expense by $496,000, a $36.3 million increase in the average balance of certificates of deposit which increased from $305.8 million for the three months ended June 30, 2025 to $342.1 million for the three months ended June 30, 2026 and had the effect of increasing interest expense by $387,000. The average interest rate spread decreased from 2.19% for the three months ended June 30, 2025 to 2.14% for the three months ended June 30, 2026 and the net interest margin increased from 2.85% for the three months ended June 30, 2025 to 2.93% for the three months ended June 30, 2026.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$50,819	$277	2.18%	$37,731	$397	4.21%
Investment in interest-earning time deposits	996	10	4.02	912	26	11.40
Investment securities available for sale	681	10	5.87	1,366	31	9.08
Loans receivable, net (1) (2)	572,144	9,200	6.43	589,433	9,695	6.58
Investment in FHLB stock	291	3	4.12	2,618	45	6.88
Total interest-earning assets	624,931	9,500	6.08%	632,060	10,194	6.45%
Non-interest-earning assets	18,525			18,772
Total assets	$643,456			650,832
Interest-bearing liabilities:
Savings accounts	$547	$-	0.00%	$559	$-	0.00%
Money market accounts	72,313	460	2.54	142,880	1,270	3.56
Checking accounts	67,875	608	3.58	10,714	66	2.46
Certificate of deposit accounts	342,114	3,424	4.00	305,769	3,262	4.27
Total deposits	482,849	4,492	3.72	459,922	4,598	4.00
FHLB borrowings	-	-	-	56,308	648	4.60
Subordinated debt	8,000	156	7.80	8,000	168	8.40
Senior debt	9,681	281	11.61	9,506	275	11.57
Total interest-bearing liabilities	500,530	4,929	3.94%	533,736	5,689	4.26%
Non-interest-bearing liabilities	89,955			64,969
Total liabilities	590,485			598,705
Stockholders’ Equity	52,971			52,127
Total liabilities and Stockholders’ Equity	$643,456			$650,832
Net interest-earning assets	$124,401			$98,324
Net interest income; average interest rate spread		$4,571	2.14%		$4,505	2.19%
Net interest margin (3)			2.93%			2.85%
Average interest-earning assets to average interest-bearing liabilities			124.85%			118.42%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $63,000, or 14.4%, net increase in the provision for credit losses for the three months ended June 30, 2026 over the comparable period in 2025 was primarily due to an increase in the balance of individually evaluated loans and their associated reserve during the period.

          Non-Interest Income. The $361,000, or 18.5%, increase in non-interest income for the three months ended June 30, 2026 over the comparable period in 2025 was primarily attributable to a $404,000, or 38.6%, increase in net gain on sale of mortgage and Oakmont Commercial loans, a $136,000 increase in loan servicing income, and a $21,000, or 17.6%, increase in other fees and services charges, net. These increases were partially offset by a $97,000, or 19.0%, decrease in gain on sale of SBA loans, an $86,000, or 30.7%, decrease in mortgage banking and title abstract fees, and a $20,000, or 10.2%, decrease in insurance commissions. The increase in loan servicing income reflects the retention of servicing on certain loan sales during the 2026 period.

Non-Interest Expense. The $112,000, or 2.0%, increase in non-interest expense for the three months ended June 30, 2026 over the comparable period in 2025 was primarily due to a $182,000, or 5.0%, increase in salaries and employee benefits expense, a $119,000, or 68.4%, increase in professional fees, a $40,000, or 14.3%, increase in other expense, and a $16,000, or 11.9%, increase in FDIC deposit insurance assessment. These increases in non-interest expense were partially offset by a $119,000, or 27.1%, decrease in data processing expense, a $75,000, or 115.4%, decrease in directors’ fees and expenses, a $39,000, or 9.0% decrease in occupancy and equipment expenses, a $9,000, or 9.0%, decrease in advertising expense, and a $3,000, or 1.2%, decrease in software as a service (“SaaS”) subscription expense. The increase in professional fees during the quarter was primarily due to international correspondent banking compliance related activities as the Bank is continuing to build out this line of business. The decrease in directors’ fees and expenses reflects a one-time adjustment based on a reassessment of the director fee accrual at June 30, 2026.

Provision for Income Tax. The provision for income tax increased $43,000 from $210,000 for the three months ended June 30, 2025 to $253,000 for the three months ended June 30, 2026, primarily due to an increase in pre-tax income.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income amounted to $647,000 for the six months ended June 30, 2026, an increase of $458,000, or 242.3%, compared to net income of $189,000 for the six months ended June 30, 2025. The increase in net income on a comparative six-month basis was primarily the result of a decrease in interest expense of $1.3 million, a net decrease in the provision for credit losses of $282,000, and an increase in non-interest income of $414,000, partially offset by a decrease in interest and dividend income of $725,000, an increase in non-interest expense of $692,000, and an increase in the provision for income taxes of $161,000.

Net Interest Income. Net interest income increased $615,000, or 7.1% to $9.3 million for the six months ended June 30, 2026 from $8.6 million for the six months ended June 30, 2025. The increase was driven by a $1.3 million, or 11.7%, decrease in interest expense, partially offset by a $725,000, or 3.6%, decrease in interest and dividend income.

Interest and Dividend Income. The $725,000, or 3.6%, decrease in interest and dividend income for the six months ended June 30, 2026 over the comparable period in 2025 was primarily due to an $8.6 million decrease in the average balance of loans receivable, which decreased from $589.1 million for the six months ended June 30, 2025 to $580.5 million for the six months ended June 30, 2026, and had the effect of decreasing interest income $280,000, an 73 basis point decrease in the average yield on due from banks – interest earning, which decreased from 4.03% for the six months ended June 30, 2025 to 3.30% for the six months ended June 30, 2026 and had the effect of decreasing interest income $130,000. Also contributing to the decrease in interest and dividend income for the period was a five basis point decrease in the average yield on loans receivable, which decreased from 6.53% for the six months ended June 30, 2025 to 6.48% for the six months ended June 30, 2026 and had the effect of decreasing interest income $121,000, and a $6.9 million decrease in the average balance of due from banks – interest earning, which decreased from $37.1 million for the six months ended June 30, 2025 to $30.2 million for the six months ended June 30, 2026, and had the effect of decreasing interest income $120,000.

Interest Expense. The $1.3 million, or 11.7%, decrease in interest expense for the six months ended June 30, 2026 over the comparable period in 2025 was driven by a $78.4 million decrease in the average balance of money market deposits which decreased from $151.1 million for the six months ended June 30, 2025 to $72.7 million for the six months ended June 30, 2026 and had the effect of decreasing interest expense by $1.4 million, a $1.1 million, or 100.0% decrease in interest on FHLB borrowings, which was attributable to a decrease in the average balance of FHLB borrowings which decreased from $50.7 million for the six months ended June 30, 2025, to none for the six months ended June 30, 2026, a 27 basis point decrease in the average rate of certificates of deposit from 4.24% for the six months ended June 30, 2025 to 3.97% for the six months ended June 30, 2026, which had the effect of decreasing interest expense by $477,000, and a 114 basis point decrease in the average rate of money markets from 3.58% for the six months ended June 30, 2025 to 2.44% for the six months ended June 30, 2026, which had the effect of decreasing interest expense by $416,000. These decreases in interest expense were partially offset by a $54.2 million increase in the average balance of certificates of deposit which increased from $295.3 million for the six months ended June 30, 2025 to $349.6 million for the six months ended June 30, 2026 and had the effect of increasing interest expense by $1.2 million, a $60.2 million increase in the average balance of business checking accounts, which increased from $19.4 million for the six months ended June 30, 2025, to $79.6 million for the six months ended June 30, 2026 and had the effect of increasing interest expense by $1.1 million. The average interest rate spread increased from 2.13% for the six months ended June 30, 2025 to 2.43% for the six months ended June 30, 2026 and the net interest margin increased from 2.74% for the six months ended June 30, 2025 to 3.02% for the six months ended June 30, 2026.

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

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks, interest-earning	$30,215	$498	3.30%	$37,095	$747	4.03%
Investment in interest-earning time deposits	954	18	3.77	912	35	7.68
Investment securities available for sale	754	37	9.81	1,479	64	8.65
Loans receivable, net (1) (2)	580,486	18,817	6.48	589,055	19,218	6.53
Investment in FHLB stock	291	25	17.18	2,458	56	4.56
Total interest-earning assets	612,700	19,395	6.34%	630,999	20,120	6.38%
Non-interest-earning assets	19,047			18,954
Total assets	$631,747			$649,953
Interest-bearing liabilities:
Savings accounts	$589	$1	0.34%	$505	$1	0.40%
Money market accounts	72,690	887	2.44	151,107	2,708	3.58
Checking accounts	79,595	1,438	3.61	19,444	354	3.64
Certificate of deposit accounts	349,555	6,938	3.97	295,337	6,265	4.24
Total deposits	502,429	9,264	3.69	466,393	9,328	4.00
FHLB borrowings	-	-	-	50,667	1,132	4.47
FRB borrowings	-	-	-	25	1	8.00
Subordinated debt	8,000	309	7.73	13,271	619	9.34
Senior debt	9,658	558	11.56	9,607	391	8.14
Total interest-bearing liabilities	520,087	10,131	3.90%	539,963	11,471	4.25%
Non-interest-bearing liabilities	59,192			57,679
Total liabilities	579,279			597,642
Stockholders’ Equity	52,468			52,311
Total liabilities and Stockholders’ Equity	$631,747			$649,953
Net interest-earning assets	$92,613			$91,036
Net interest income; average interest rate spread		$9,264	2.44%		$8,649	2.13%
Net interest margin (3)			3.02%			2.74%
Average interest-earning assets to average interest-bearing liabilities			117.81%			116.86%

________________________

(1)         Includes loans held for sale.

(2)         Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for credit losses.

(3)         Equals net interest income divided by average interest-earning assets.

Provision for Credit Losses. The $282,000, or 32.1%, net decrease in the provision for credit losses for the six months ended June 30, 2026 over the six months ended June 30, 2025 was primarily due to a decrease in charge-offs and a decrease in the commercial and industrial loan balances, during the six months ended June 30, 2026.

Non-Interest Income. The $414,000, or 11.2%, increase in non-interest income for the six months ended June 30, 2026 over the comparable period in 2025 was primarily attributable to a $413,000, or 50.5%, increase in gain on sale of SBA loans, a $336,000, or 16.0%, increase in net gain on sale of mortgage and Oakmont Commercial loans, and a $219,000 increase in loan servicing income. These increases were partially offset by a $396,000, or 455.2%, decrease in other fees and services charges, net, a $141,000, or 33.1%, decrease in mortgage banking and title abstract fees, and a $23,000, or 6.0%, decrease in insurance commissions. Other fees and services charges, net declined primarily due to SBA lending-related items, including a $152,000 write-down of the SBA servicing asset due to a valuation adjustment and the write-off of $199,000 of certain deferred SBA loan origination costs associated with SBA loan sales completed during the period. Additionally, loan servicing income increased, reflecting the retention of servicing on certain loan sales during the 2026 period.

Non-Interest Expense. The $692,000, or 6.2%, increase in non-interest expense for the six months ended June 30, 2026 over the comparable period in 2025 was primarily due to a $531,000, or 7.3%, increase in salaries and employee benefits expense, a $245,000, or 61.7% increase in professional fees, a $98,000, or 20.7%, increase in SaaS subscription expense, a $69,000, or 11.5% increase in other expense, and a $60,000, or 23.4%, increase in FDIC deposit insurance assessment. These increases in non-interest expense were partially offset by a $182,000, or 21.6%, decrease in data processing expense, a $72,000, or 55.4%, decrease in directors’ fees and expenses, a $40,000, or 4.6%, decrease in occupancy and equipment expenses, and a $17,000, or 8.5%, decrease in advertising expense. The increase in salaries and employee benefits expense was primarily due to a $233,000 increase in salaries, and a $240,000 increase in bonus expense due to a voluntary reduction in discretionary incentive compensation driven by lower performance results for the six months ended June 30, 2025. The increase in professional fees during the period was primarily due to international correspondent banking compliance-related activities as the Bank continues to build out this line of business. The increase in SaaS subscription expense reflects the phased implementation and expanded utilization of third-party software solutions supporting compliance, risk management, and operational infrastructure, partially offset by reductions in traditional data processing costs. The decrease in directors’ fees and expenses reflects a one-time adjustment based on a reassessment of the director fee accrual at June 30, 2026.

Provision for Income Tax. The provision for income tax increased $161,000, or 75.9%, from $212,000 for the six months ended June 30, 2025 to $373,000 for the six months ended June 30, 2026 due primarily to an increase in pre-tax income.

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

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the three months ended June 30, 2026 of $232,000, a $239,000 increase in PTSL from the same period in 2025. This increase in PTSL was primarily due to a $336,000, or 21.6%, decrease in non-interest income, a $63,000, or 14.4%, increase in the provision for credit losses, and a $27,000, or 0.5%, increase in non-interest expense. This increase in PTSL was partially offset by a $244,000, or 5.9%, increase in net interest income. The decrease in non-interest income is primarily attributable to a $145,000, or 22.0%, decrease in the net gain on sale of mortgage loans, a $127,000 decrease in other fees and service charges, net, a $97,000, or 19.0%, decrease in gain on sale of SBA loans, and an $86,000, or 30.7%, decrease in mortgage banking and title abstract fees, partially offset by a $136,000 increase in net loan servicing income. The increase in non-interest expense was primarily due to a $119,000, or 74.8%, increase in professional fees expense, and a $115,000, or 3.4%, increase in salaries and employee benefits expense, partially offset by a $119,000, or 27.1%, decrease in data processing expense and a $75,000, or 115.4%, decrease in directors’ fees and expenses.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the three months ended June 30, 2026 of $966,000, a $491,000, or 103.4%, increase from the same period in 2025. The increase in PTSP was primarily due to a $697,000, or 178.8%, increase in non-interest income, partially offset by a $121,000, or 31.6%, decrease in net interest income and an $85,000, or 28.6%, increase in non-interest expense. The increase in non-interest income was due to a $549,000, or 141.5%, increase in net gain on sale of loans, and a $148,000 increase in other fees and services charges, net. The increase in non-interest expense was primarily due to a $67,000, or 25.0%, increase in salaries and employee benefits expense, and a $14,000, or 200.0%, increase in other non-interest expense.

Our Banking Segment reported a pre-tax segment loss (“PTSL”) for the six months ended June 30, 2026 of $720,000, a $92,000, or 14.6%, increase in PTSL from the same period in 2025. This increase in PTSL was primarily due to a $640,000, or 6.2%, increase in non-interest expense, and a $396,000, or 15.2%, decrease in non-interest income. This increase in PTSL was partially offset by a $662,000, or 8.3%, decrease in net interest income, and a $282,000, or 32.1%, decrease in the provision for credit losses. The increase in non-interest expense was primarily due to a $503,000, or 7.6%, increase in salaries and employee benefits expense, a $98,000, or 20.7%, increase in SaaS subscription expense, a $245,000, or 66.8%, increase in professional fees expense, and a $60,000, or 23.5%, increase in FDIC deposit insurance assessment, partially offset by a $182,000, or 21.6%, decrease in data processing expense, and a $72,000, or 55.3%, decrease in directors’ fees and expense. The decrease in non-interest income is primarily attributable to a $650,000 decrease in other fees and service charges, net, a $220,000, or 22.0%, decrease in the net gain on sale of mortgage loans, and a $141,000, or 33.1%, decrease in mortgage banking and title abstract fees, partially offset by a $413,000, or 50.5%, increase in gain on sale of SBA loans, and a $219,000 increase in net loan servicing fee income.

Our Oakmont Commercial, LLC Segment reported a pre-tax segment profit (“PTSP”) for the six months ended June 30, 2026 of $1.7 million, a $711,000, or 69.1%, increase from the same period in 2025. The increase in PTSP was primarily due to a $810,000, or 73.3%, increase in non-interest income, partially offset by a $52,000, or 7.3%, increase in non-interest expense, and a $47,000, or 7.4%, decrease in net interest income. The increase in non-interest income was due to $556,000, or 50.5%, increase in net gain on sale of loans, and a $254,000 increase in other fees and service charges, net. The increase in non-interest expense was primarily due to a $28,000, or 4.3%, decrease in salaries and employee benefits expense, and a $20,000, or 117.6%, increase in other non-interest expense.

Liquidity and Capital Resources

          The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, loan sales and other funds provided from operations.  While scheduled principal and interest payments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes. In addition, the Company invests excess funds in short-term interest-earning assets that provide additional liquidity. At June 30, 2026, the Company's cash and cash equivalents amounted to $48.3 million.

           The Company uses its liquidity to fund existing and future loan commitments, to fund deposit outflows, to invest in other interest-earning assets and to meet operating expenses. At June 30, 2026, Quaint Oak Bank had outstanding commitments to originate loans of $12.3 million, commitments under unused lines of credit of $42.1 million, and $1.0 million under standby letters of credit.

At June 30, 2026, certificates of deposit scheduled to mature in one year or less totaled $233.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.

           In addition to cash flow from loan payments and prepayments and deposits, the Company has significant borrowing capacity available to fund liquidity needs. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Pittsburgh (FHLB), which provide an additional source of funds. As of June 30, 2026, we had no outstanding borrowings from the FHLB and had $215.3 million in borrowing capacity. Under terms of the collateral agreement with the FHLB of Pittsburgh, we pledge residential mortgage loans as well as Quaint Oak Bank’s FHLB stock as collateral for such advances. In addition, as of June 30, 2026, Quaint Oak Bank had $23.4 million in borrowing capacity with the Federal Reserve Bank of Philadelphia. We also use brokered deposits as a funding source. As of June 30, 2026, the Company had $85.2 million of brokered deposits, $35.1 million of which were sourced from one brokered interest-bearing checking account deposit relationship.

The Company identified one major interest bearing brokered checking deposit customer that accounted for approximately 6.4% of total deposits at June 30, 2026. The outstanding balance of the major deposit customers’ interest bearing brokered checking account totaled approximately $35.1 million at June 30, 2026. If these deposits were to be withdrawn in whole or in part, replacement of the funds may require us to pay higher interest rates on retail deposits or brokered deposits which would have an adverse effect on our net interest income and net income. The replacement of these deposits with other sources of funding such as borrowings could also increase our overall cost of funds and would negatively impact our results of operations. The Company has significant borrowing capacity available to fund liquidity needs, including borrowing agreements with the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia described above.

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

The following table summarizes the Company's primary and secondary sources of liquidity which were available at June 30, 2026 (dollars in thousands).

June 30, 2026
(Dollars in thousands)

Cash and cash equivalents	$48,262
Unpledged investment securities, amortized cost	608
FHLB advance availability	215,279
Federal Reserve discount window availability	23,371
Total primary and secondary sources of available liquidity	$287,520

Quaint Oak Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, common equity tier 1 capital, tier 1 risk-based and total risk-based capital ratios of at least 4.00%, 4.50%, 6.00%, and 8.00%, respectively. At June 30, 2026, Quaint Oak Bank exceeded each of its capital requirements with ratios of 10.91%, 13.60%, 13.60% and 14.85%, respectively. As a small savings and loan holding company eligible for exemption, the Company is not currently subject to any regulatory capital requirements.

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

           Commitments. At June 30, 2026, we had unfunded commitments under lines of credit of $42.1 million, $12.3 million of commitments to originate loans, and $1.0 million under standby letters of credit. We had no commitments to advance additional amounts pursuant to outstanding lines of credit or undisbursed construction loans.

The ACL for off balance sheet credit exposures is recorded in other liabilities on the Consolidated Balance Sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The balance of off balance sheet credit exposures was $265,000 at June 30, 2026, and $277,000 at December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026. Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Not applicable.

(b)         Not applicable.

(c)         Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2026 including stock-for-stock option exercises of outstanding stock options, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 – April 30, 2026	-	$-	-	24,375
May 1, 2026 – May 31, 2026	1,125	17.54	-	24,375
June 1, 2026 – June 30, 2026	-	-	-	24,375
Total	1,125	$17.54	-	24,375

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

	By:	/s/Robert T. Strong
Date: August 14, 2026		Robert T. Strong Chief Executive Officer

	By:	/s/John J. Augustine
Date: August 14, 2026		John J. Augustine Executive Vice President and Chief Financial Officer